Form 10-Q
period 2004-03-31
PUBLIC STORAGE INC /CA
filed 2004-05-10
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
                               --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
             ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                              95-3551121
      ------------------------------     ---------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

 701 Western Avenue, Glendale, California               91201-2349
-----------------------------------------            --------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2004:

Common Stock, $.10 Par Value -  128,541,960 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares of Equity Stock, Series A)

Equity Stock, Series AA, $.01 Par Value - 225,000 shares

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                          Pages

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
            March 31, 2004 and December 31, 2003                              1

         Condensed Consolidated Statements of Income for the
            Three Months Ended March 31, 2004 and 2003                        2

         Condensed Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 31, 2004                         3

         Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2004 and 2003                4

         Notes to Condensed Consolidated Financial Statements            5 - 31

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               32 - 59

Item 2A. Risk Factors                                                   59 - 63

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          63

Item 4.  Controls and Procedures                                        63 - 64

PART II. OTHER INFORMATION (Items 3 through 5 are not applicable)
         -----------------

Item 1.  Legal Proceedings                                                   65

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                                      65

Item 6.  Exhibits and Reports on Form 8-K                               66 - 75

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                          March 31,        December 31,
                                                                                            2004               2003
                                                                                       ---------------   ---------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................           $     319,635    $    204,833
Real estate facilities, at cost:
   Land......................................................................               1,342,685       1,332,882
   Buildings.................................................................               3,823,058       3,792,616
                                                                                       ---------------   ---------------
                                                                                            5,165,743       5,125,498
   Accumulated depreciation..................................................              (1,196,142)     (1,153,059)
                                                                                       ---------------   ---------------
                                                                                            3,969,601       3,972,439
   Construction in process...................................................                  51,199          69,620
   Land held for development.................................................                  12,236          12,236
                                                                                       ---------------   ---------------
                                                                                            4,033,036       4,054,295

Investment in real estate entities...........................................                 335,739         336,696
Goodwill.....................................................................                  78,204          78,204
Intangible assets, net.......................................................                 109,638         111,289
Notes receivable, including amounts due from related parties.................                     488         100,510
Other assets.................................................................                  83,640          82,242
                                                                                       ---------------   ---------------
              Total assets...................................................           $   4,960,380    $  4,968,069
                                                                                       ===============   ===============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................           $      49,313    $     76,030
Preferred stock called for redemption........................................                       -         115,000
Accrued and other liabilities................................................                 134,500         131,103
                                                                                       ---------------   ---------------
         Total liabilities...................................................                 183,813         322,133
Minority interest:
   Preferred partnership interests...........................................                 285,000         285,000
   Other partnership interests...............................................                 139,528         141,137
Commitments and contingencies
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     7,368,486 shares issued (in series) and outstanding, (5,763,986 at
     December 31, 2003) at liquidation preference............................               2,019,525       1,867,025

   Common Stock, $0.10 par value, 200,000,000 shares authorized, 127,712,895
     shares issued and outstanding (126,986,734 at December 31, 2003)........                  12,771          12,699
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                       -               -
   Paid-in capital...........................................................               2,449,998       2,438,632
   Cumulative net income.....................................................               2,435,727       2,366,660
   Cumulative distributions paid.............................................              (2,565,982)     (2,465,217)
                                                                                       ---------------   ---------------
         Total shareholders' equity..........................................               4,352,039       4,219,799
                                                                                       ---------------   ---------------
              Total liabilities and shareholders' equity.....................           $   4,960,380    $  4,968,069
                                                                                       ===============   ===============

                             See accompanying notes
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands, except net income per share amounts)


                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 -------------------------------
                                                                                      2004              2003
                                                                                 --------------  ---------------
Revenues:
     Rental income:
         Self-storage facilities.........................................        $     206,045    $     189,496
         Commercial properties...........................................                2,695            2,846
         Containerized storage facilities................................                6,606            7,442
     Tenant reinsurance premiums.........................................                5,963            5,215
     Interest and other income...........................................                1,357            1,699
                                                                                 --------------  ---------------
                                                                                       222,666          206,698
                                                                                 --------------  ---------------
Expenses:
     Cost of operations:
         Self-storage facilities.........................................               75,562           65,299
         Commercial properties...........................................                1,141            1,193
         Containerized storage facilities................................                4,014            4,638
         Tenant reinsurance..............................................                3,135            2,699
     Depreciation and amortization.......................................               46,770           45,367
     General and administrative..........................................                5,884            4,250
     Interest expense....................................................                  100              453
                                                                                 --------------  ---------------
                                                                                       136,606          123,899
                                                                                 --------------  ---------------
Income before equity in earnings of real estate entities, minority interest in income, discontinued operations and gain on disposition of real estate
   investments...........................................................               86,060           82,799
Equity in earnings of real estate entities (Note 5)......................                4,057            4,687
Minority interest in income:
     Preferred partnership interests:
       Based on ongoing distributions....................................               (6,554)          (6,726)
       Special distribution and restructuring allocation (Note 8)........              (10,063)               -
     Other partnership interests.........................................               (4,003)          (3,942)
                                                                                 --------------  ---------------
Income before discontinued operations and gain on disposition of real estate
   investments...........................................................               69,497           76,818
Discontinued operations (Note 3).........................................                 (430)            (193)
Gain on disposition of real estate investments...........................                    -               14
                                                                                 --------------  ---------------
Net income...............................................................        $      69,067    $      76,639
                                                                                 ==============  ===============
Net income allocation:
---------------------
     Allocable to preferred shareholders:
        Based on distributions paid......................................        $      38,042    $      37,022
        Based on redemptions of preferred stock (Note 2).................                3,723            2,297
     Allocable to Equity Stock, Series A.................................                5,375            5,375
     Allocable to common shareholders (Restated - Note 2)................               21,927           31,945
                                                                                 --------------  ---------------
                                                                                 $      69,067    $      76,639
                                                                                 ==============  ===============
Per common share - basic and diluted (Restated - Note 2)
     Continuing operations...............................................        $        0.17    $        0.26
     Discontinued operations (Note 3)....................................                 -                -
                                                                                 --------------  ---------------
                                                                                 $        0.17    $        0.26
                                                                                 ==============  ===============
 Net income per depositary share of Equity Stock, Series A (basic and
 diluted)................................................................        $        0.61    $        0.61
                                                                                 ==============  ===============
Basic weighted average common shares outstanding.........................              127,182          124,078
                                                                                 ==============  ===============
Diluted weighted average common shares outstanding.......................              128,387          125,232
                                                                                 ==============  ===============
Weighted average shares of Equity Stock, Series A (basic and diluted)....                8,776            8,776
                                                                                 ==============  ===============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                                 Cumulative
                                                              Preferred Stock    Common Stock    Paid-in Capital
                                                              ----------------  ---------------  ----------------
Balances at December 31, 2003.............................      $  1,867,025      $     12,699     $  2,438,632

Issuance of cumulative preferred stock:
   Series Y (1,600,000 shares)..........................              40,000                 -                -
   Series Z (4,500 shares)..............................             112,500                 -           (3,744)
   Series A (4,600 shares)..............................             115,000                 -           (3,823)

Redemption of cumulative preferred stock, including redemption costs:
   Series L (4,600 shares)................................          (115,000)                -              (21)

Restructuring of Series N preferred units (Note 8)......                   -                 -            2,063

Issuance of common stock:
   Exercise of employee stock options (811,161 shares)....                 -                81           20,261
   Stock based compensation (Note 11) ....................                 -                 -              588

Repurchase of common stock (85,000 shares)................                 -                (9)          (3,958)

Net income................................................                 -                 -                -

Cash distributions:
   Cumulative preferred stock (Note 9)....................                 -                 -                -
   Equity Stock, Series A ($0.61 per depositary share)....                 -                 -                -
   Common Stock ($0.45 per share).........................                 -                 -                -
                                                              ----------------  ---------------  ----------------
Balances at March 31, 2004................................      $  2,019,525      $     12,771     $  2,449,998
                                                              ================  ===============  ================


                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)

                                                                                                         Total
                                                                 Cumulative Net      Cumulative      Shareholders'
                                                                     Income        Distributions         Equity
                                                               -----------------   ---------------   ----------------
Balances at December 31, 2003.............................         $  2,366,660     $ (2,465,217)     $  4,219,799

Issuance of cumulative preferred stock:
   Series Y (1,600,000 shares)..........................                      -                -            40,000
   Series Z (4,500 shares)..............................                      -                -           108,756
   Series A (4,600 shares)..............................                      -                -           111,177

Redemption of cumulative preferred stock, including redemption costs:
   Series L (4,600 shares)................................                    -                -          (115,021)

Restructuring of Series N preferred units (Note 8)......                      -                -             2,063

Issuance of common stock:
   Exercise of employee stock options (811,161 shares)....                    -                -            20,342
   Stock based compensation (Note 11) ....................                    -                -               588

Repurchase of common stock (85,000 shares)................                    -                -            (3,967)

Net income................................................               69,067                -            69,067

Cash distributions:
   Cumulative preferred stock (Note 9)....................                    -          (38,042)          (38,042)
   Equity Stock, Series A ($0.61 per depositary share)....                    -           (5,375)           (5,375)
   Common Stock ($0.45 per share).........................                    -          (57,348)          (57,348)
                                                               -----------------   ---------------   ---------------
Balances at March 31, 2004................................          $  2,435,727     $ (2,565,982)     $  4,352,039
                                                               =================   ===============   ===============


                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   -------------------------------------
                                                                                       2004                 2003
                                                                                   ----------------    -----------------
Cash flows from operating activities:
  Net income..............................................................         $       69,067       $       76,639
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of assets, net of impairment charge included in equity in
       earnings of real estate entities (Note 5)..........................                      -                2,130
     Gain on sale of real estate investments..............................                      -                  (14)
     Depreciation and amortization........................................                 46,770               45,367
     Depreciation included in equity in earnings of real estate entities..                  8,275                6,294
     Minority interest in income..........................................                 20,620               10,668
     Depreciation, impairment charges and adjustments associated with
       discontinued operations (Note 3) ..................................                    247                  673
     Other................................................................                  1,948                5,158
                                                                                   ----------------    -----------------
              Total adjustments...........................................                 77,860               70,276
                                                                                   ----------------    -----------------
                  Net cash provided by operating activities...............                146,927              146,915
                                                                                   ----------------    -----------------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable.............                100,022                   43
     Capital improvements to real estate facilities.......................                 (2,705)              (2,333)
     Construction in process and acquisition of land held for development.                (19,119)             (24,184)
     Proceeds from the disposition of land and real estate facilities.....                      -                7,713
     Investment in real estate entities...................................                 (8,261)             (10,302)
     Other investments....................................................                   (701)                   -
                                                                                   ----------------    -----------------
                  Net cash used in investing activities...................                 69,236              (29,063)
                                                                                   ----------------    -----------------
Cash flows from financing activities:
     Borrowings on revolving line of credit...............................                      -               25,000
     Principal payments on notes payable..................................                (26,717)             (26,756)
     Net proceeds from the issuance of common stock.......................                 20,342                3,472
     Net proceeds from the issuance of preferred stock....................                259,933                    -
     Repurchase of common stock...........................................                 (3,967)                   -
     Redemption of preferred stock........................................               (230,021)             (57,517)
     Distributions paid to shareholders...................................               (100,765)             (98,392)
     Distributions paid to holders of preferred partnership interests.....                 (6,554)              (6,726)
     Special distribution paid to holders of preferred partnership interests
       (Note 8)...........................................................                 (8,000)                   -
     Distributions paid to other partnership interests....................                 (5,578)              (5,588)
     Investment (divestment) by minority interests........................                    (34)                 548
                                                                                   ----------------    -----------------
                  Net cash used in provided by financing activities.......               (101,361)            (165,959)
                                                                                   ----------------    -----------------
Net increase (decrease) in cash and cash equivalents......................                114,802              (48,107)
Cash and cash equivalents at the beginning of the period..................                204,833              103,124
                                                                                   ----------------    -----------------
Cash and cash equivalents at the end of the period........................         $      319,635       $       55,017
                                                                                   ================    =================

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)



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

              We invest in real estate facilities by acquiring facilities directly or by acquiring interest in real estate entities that own facilities. At March 31, 2004, we had direct and indirect equity interests in 1,413 self-storage facilities with 85.5 million net rentable square feet located in 37 states operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 20.1 million net rentable square feet of commercial and industrial space located in 10 states.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

              The consolidated financial statements include the accounts of the Company and 38 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,385 real estate facilities, consisting of 1,377 self-storage facilities, five industrial facilities used by the containerized storage operations and three commercial properties. All intercompany transactions among the Company and the Consolidated Entities are eliminated in consolidation.

              At March 31, 2004, we had equity investments in seven limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, at March 31, 2004, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates approximately 18.3 million net rentable square feet of commercial space at March 31, 2004. We do not control these entities. Accordingly, our investment in these limited partnerships and PSB (these entities are referred to collectively as the "Unconsolidated Entities") are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the March 31, 2004 presentation, including discontinued operations (see Note 3), and the application of the Securities and Exchange Commission ("SEC") Observer's clarification of Emerging Issues Task Force Topic ("EITF") D-42 (see "Net Income per Common Share" below).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2004 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other financial instruments included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. The carrying amount of notes payable approximates fair value because the aggregate applicable interest rate approximates current market rates for similar loans and because the relatively short time until maturity reduces the effect of differing interest rates.

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

              Included in cash and cash equivalents at March 31, 2004 is $391,000 ($1,835,000 at December 31, 2003) held by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company and its affiliates, which is 90.1% owned by the Company and the Consolidated Entities. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Other assets at March 31, 2004 include investments totaling $27,185,000 ($27,995,000 at December 31, 2003) in held to maturity debt securities owned by STOR-Re stated at amortized cost, which approximates fair value.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

     Real Estate Facilities
     ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

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

              With respect to goodwill, we evaluate impairment annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluation at December 31, 2003.

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. We recorded $169,000 in impairment charges related to a containerized storage facility that was identified for closure in the first quarter of 2004 (see Note 3). No additional impairments were identified from our evaluations as of March 31, 2004.

     Accounting for Stock-Based Compensation
     ---------------------------------------

              We utilize the Fair Value Method (as defined in Note 11) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (as defined in Note 11) for employee stock options issued prior to January 1, 2002. Restricted Stock Unit expense is recorded over the relevant vesting period. For the three months ended March 31, 2004, a total of $119,000 in compensation expense ($99,000 for the three months ended March 31, 2003) with respect to stock options was included in general and administrative expense. During the three months ended March 31, 2004, a total of $534,000 (none for the three months ended March 31, 2003) in restricted stock compensation expense was included in general and administrative expense. See Note 11 for a full discussion of our accounting policies with respect to employee stock options and restricted stock units.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

     Other Assets
     ------------

              Other assets primarily consist of containers and equipment associated with the containerized storage operations, assets associated with the truck rental business, accounts receivable, and prepaid expenses. Accounts receivable from customers are net of allowances for doubtful accounts.

              Containers and equipment utilized in our containerized storage business totaled $9,445,000 at March 31, 2004 ($10,895,000 at December 31,
     2003). The carrying amounts are net of accumulated depreciation and asset impairment charges. As discussed in Note 3, during the three months ended March 31, 2004, impairment charges amounting to $169,000 were recorded with respect to containers and equipment utilized in the discontinued containerized storage operations.

              Included in depreciation and amortization expense for the three months ended March 31, 2004 and 2003 is $2,059,000 and $1,703,000, respectively, related to other assets. Included in discontinued operations for the three months ended March 31, 2004 and 2003, respectively, is depreciation expense of $55,000 and $503,000 related to depreciation of containers and equipment of the discontinued operations of the containerized storage business.

              Other assets at March 31, 2004 also include $27,185,000 ($27,995,000 at December 31, 2003) in held to maturity debt securities owned by STOR-Re stated at amortized cost which approximates fair market value.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, accrued interest, and losses and loss adjustment liabilities, as discussed below.

              Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates. While we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

              STOR-Re, which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates. The Company also utilizes other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's limitations which are described in Note 14. STOR-Re accrues liabilities for losses and loss adjustment expense that it covers, which at March 31, 2004 totaled $30,079,000 ($28,741,000 at
     December 31, 2003).

              PS Insurance Company, Ltd., a wholly-owned subsidiary of the Company, reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. PS Insurance Company, Ltd. has outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant insurance operations. The accrued liability for losses and loss adjustment expense totaled $2,845,000 at March 31, 2004 ($2,486,000 at December 31, 2003).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

     Intangible Assets and Goodwill
     ------------------------------

              Intangible assets consist of property management contracts ($165,000,000) and the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets or "goodwill" ($94,719,000) acquired in business combinations. Our goodwill has an indeterminate life and, accordingly, is not amortized. Our other intangibles have a defined life and are amortized on a straight-line basis over a 25 year period.

              Goodwill is net of accumulated amortization of $16,515,000 at March 31, 2004 and December 31, 2003. At March 31, 2004, property management contracts are net of accumulated amortization of $55,362,000 ($53,711,000 at December 31, 2003). Included in depreciation and amortization expense for each of the three months ended March 31, 2004 and 2003 is $1,651,000 with respect to the amortization of property management contracts.

     Revenue and Expense Recognition
     -------------------------------

              Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as rental income when collected. Tenant reinsurance premiums are recognized as premium revenue when collected. Interest income is recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities.

              We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year. Television, yellow page, and other advertising expense totaled $6,844,000 and $4,387,000 for the three months ended March 31, 2004 and 2003, respectively.

     Environmental Costs
     -------------------

              Our policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related cost can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which, individually or in the aggregate, would be material to our overall business, financial condition, or results of operations.

     Net Income per Common Share
     ---------------------------

              Distributions paid (or accrued) to the holders of our Cumulative Preferred Stock totaling $38,042,000 and $37,022,000 for the three months ended March 31, 2004 and 2003, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

             Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or the Induced Conversion of Preferred Stock" provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer clarified that for purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance. We implemented the SEC Observer's clarification in the quarter ended September 30, 2003.

              In conformity with the SEC Observer's clarification, an additional $3,723,000 ($0.03 per diluted share) and $2,297,000 ($0.02 per diluted share) was allocated to preferred stockholders for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock for the three months ended March 31, 2004 and 2003, respectively. It is our policy to record such allocation at the time the securities are called for redemption.

              Prior to the SEC Observer's clarification, we had not allocated additional income to the preferred shareholders upon redemption of our preferred securities, because the amounts paid in redemption were equal to the redemption value stated on our balance sheet. Accordingly, amounts previously presented for the three months ended March 31, 2003 have been restated to conform to the SEC Observer's clarification.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of $5,375,000 for each of the three months ended March 31, 2004 and 2003. The remaining $21,927,000 and $31,945,000 (as restated
     for the impact of EITF Topic D-42) for the three months ended March 31, 2004 and 2003, respectively, was allocated to the regular common shares.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities for the three months ended March 31, 2004 and 2003, as these shares of common stock are eliminated in consolidation (see
     Note 9).

3.   Discontinued Operations
     -----------------------

              Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") addresses accounting for discontinued operations. SFAS No. 144 requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and
      (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              During 2002, we adopted a business plan that included the closure of 22 non-strategic containerized storage facilities. During 2003 and the three months ended March 31, 2004, an additional ten facilities (nine and one, respectively) were identified as non-strategic and scheduled for closure. Each of these 32 containerized storage facilities (collectively, the "Closed Facilities") represented components of our containerized storage business segment. The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from operations in future periods, and as a result asset impairment charges for the excess of these assets' net book value over their fair value, determined based upon the values of similar assets, was recorded. In the three months ended March 31, 2004, we recorded asset impairment charges in the amount of $169,000 relating to the closure of the one facility during this period (none in the three months ended March 31, 2003). There are no significant assets or liabilities of the Closed Facilities, other than remaining lease obligations with total future payments of $711,000 through May 2005.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

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

              On October 16, 2003, we sold a self-storage facility located in Perrysburg, Ohio for $2.3 million in cash. A gain of approximately $1.1 million was recognized from the sale of this property in the fourth quarter of 2003. This facility and the Knoxville Facilities (collectively, the "Sold Self-Storage Facilities") are reported as discontinued operations.

              The historical operations of the Closed Facilities (including the asset impairment charges) and the Sold Self-Storage Facilities are classified as discontinued operations. The rental income, cost of operations, and depreciation expense with respect to these facilities for each period presented are included in the line-item "Discontinued Operations" on the consolidated statement of income.

              The following table summarizes the historical operations of the Closed Facilities and the Sold Self-Storage Facilities:

DISCONTINUED OPERATIONS:

                                               Three Months Ended March 31,
                                        ---------------------------------------
                                             2004        2003         Change
                                        ------------  -----------  ------------
                                                  (Amounts in thousands)
Rental income (a):
  Closed Facilities...............            802        3,572        (2,770)
  Sold Self-Storage Facilities....              -          463          (463)
                                        ------------  -----------  ------------
Total rental income...............            802        4,035        (3,233)
                                        ------------  -----------  ------------
Cost of operations (a):
  Closed Facilities...............            985        3,369        (2,384)
  Sold Self-Storage Facilities....              -          186          (186)
                                        ------------  -----------  ------------
Total cost of operations..........            985        3,555        (2,570)
                                        ------------  -----------  ------------
Depreciation expense (a):
  Closed Facilities...............             78          514          (436)
  Sold Self-Storage Facilities....              -          159          (159)
                                        ------------  -----------  ------------
Total depreciation ...............             78          673          (595)
                                        ------------  -----------  ------------
Asset impairment charges (b):
  Closed Facilities...............            169            -           169
                                        ------------  -----------  ------------
Net discontinued operations (c)...      $    (430)    $   (193)    $    (237)
                                        ============  ===========  ============

(a) These amounts represent the historical operations of the Closed Facilities and the Sold Self-Storage Facilities, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) Asset impairment charges with respect to the containerized storage assets of one facility in the amount of $169,000 were recorded in the three months ended March 31, 2004 (none in the three months ended March 31, 2003).
(c) There was no significant per-share impact from discontinued operations for the three months ended March 31, 2004 and 2003.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

4.   Real Estate Facilities
     ----------------------

              Activity in real estate facilities is as follows:


                                                              Three Months Ended
                                                                March 31, 2004
                                                             -------------------
                                                                (In thousands)
Operating facilities, at cost:
   Balance at December 31, 2003........................        $    5,125,498
   Newly developed facilities opened for operations....                37,540
   Capital improvements................................                 2,705
                                                             -------------------
   Balance at March 31, 2004...........................             5,165,743
                                                             -------------------
Accumulated depreciation:
   Balance at December 31, 2003........................            (1,153,059)
   Additions during the year...........................               (43,083)
                                                             -------------------
   Balance at March 31, 2004...........................            (1,196,142)
                                                             -------------------
Construction in process:
   Balance at December 31, 2003........................                69,620
   Current development.................................                19,119
   Newly developed facilities opened for operations....               (37,540)
                                                             -------------------
   Balance at March 31, 2004...........................                51,199
                                                             -------------------
Land held for development:
   Balance at December 31, 2003........................                12,236
   Disposition of land.................................                     -
   Transfers to construction in progress...............                     -
                                                             -------------------
   Balance at March 31, 2004...........................                12,236
                                                             -------------------

Total real estate facilities...........................        $    4,033,036
                                                             ===================

              During the three months ended March 31, 2004, we opened three newly developed self-storage facilities (237,000 net rentable square feet) with an aggregate cost of $27,395,000. We also completed projects to convert 105,000 net rentable square feet of industrial space previously used by the discontinued containerized storage business into 116,000 net rentable square feet of self-storage space for an aggregate of $3,296,000, $326,000 in additional costs on newly developed facilities opened in 2003, and $6,523,000 in various expansion and remodeling projects to enhance the visual and structural appeal of certain of the Company's existing self-storage facilities.

              Construction in process at March 31, 2004 consists primarily of 11 self-storage facilities (718,000 net rentable square feet) and 31 expansion projects and various remodeling projects to enhance the visual and structural appeal of existing self-storage facilities. In addition, we have five parcels of land held for development with total costs of approximately $12,236,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three months ended March 31, 2004 was $1,125,000 compared to $1,525,000 for the same period in 2003.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

5.   Investment in Real Estate Entities
     ----------------------------------

              At March 31, 2004, our investments in real estate entities consist of ownership interests in seven partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              For the three months ended March 31, 2004, we recognized earnings from our investments of $4,057,000 as compared to $4,687,000 for the same period in 2003. For the three months ended March 31, 2004, our equity in earnings includes our net pro-rata share of PSB's application of EITF Topic D-42, which reduced our equity in earnings a total of $943,000. For the three months ended March 31, 2003, our equity in earnings includes our pro-rata share of PSB's impairment charge with respect to impending real estate sales, offset by a gain on sale of their real estate assets, which reduced our equity in earnings $2,130,000. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

              There were no investments made in the real estate entities for the three months ended March 31, 2004 and March 31, 2003. We received distributions from our investments for the three months ended March 31, 2004 and 2003, in the amount of $5,014,000 and $2,809,000, respectively.

              The following table sets forth our investments in real estate entities at March 31, 2004 and December 31, 2003, and our equity in earnings of real estate entities for the three months ended March 31, 2004 and 2003 (amounts in thousands):

                                                               Equity in Earnings of Real
                             Investments in Real Estate         Estate Entities for the
                                    Entities at               Three Months Ended March 31,
                             ------------------------------   ----------------------------
                                March 31,      December 31,
                                  2004             2003           2004            2003
                             -------------    -------------   -------------  -------------
PSB (a)..................     $   281,269     $   282,428     $     2,524    $     3,419
Other Investments........          54,470          54,268           1,533          1,268
                             -------------    -------------   -------------  -------------
  Total..................     $   335,739     $   336,696     $     4,057    $     4,687
                             ============    ==============   =============  =============

(a) Equity in earnings of real estate entities includes our pro-rata share of the net impact of gains on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro-rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro-rata impact from these items resulted in a reduction of equity in earnings of $943,000 for the three months ended March 31, 2004, as compared to a reduction in equity in earnings of $2,130,000 for the three months ended March 31, 2003.

     Investment in PS Business Parks, Inc.
     -------------------------------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company has a 44% common equity interest in PSB as of March 31, 2004. This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at March 31, 2004 ($46.35 per share of PSB common stock), the shares and units had a market value of approximately $589.7 million as compared to a book value of $281.3 million.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

              At March 31, 2004, PSB owned and operated approximately 18.3 million net rentable square feet of commercial space. In addition, PSB manages approximately 960,000 net rentable square feet of commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for the three months ended March 31, 2004 and for the same period in 2003, and the condensed balance sheets of PSB at March 31, 2004 and December 31, 2003. The amounts below represent 100% of PSB's balances and not our pro-rata share.


                                                            Three Months Ended March 31,
                                                         -----------------------------------
                                                               2004               2003
                                                         ----------------   ----------------
                                                                (Amounts in thousands)

   Total revenue prior to gains on sale.............     $       55,357      $       49,607
   Cost of operations and other expenses............            (19,029)            (15,575)
   Depreciation and amortization....................            (17,884)            (13,685)
   Discontinued operations (a)......................                 21              (3,841)
   Minority interest................................             (6,482)             (6,775)
                                                         ----------------   ----------------
     Net income.....................................     $       11,983      $        9,731
                                                         ===============    ================

                                                            March 31,           December 31,
                                                              2004                 2003
                                                         ----------------   ----------------
                                                             (Amounts in thousands)
   Total assets (primarily real estate).............     $    1,348,726      $    1,358,861
   Total debt.......................................             80,540             264,694
   Preferred stock and units called for redemption..             65,573                   -
   Other liabilities................................             37,585              35,701
   Preferred equity and preferred minority interest.            493,350             386,423
   Common equity.............................                   671,678             672,043



(a) Includes income from discontinued operations totaling $21,000 and $270,000 for the three months ended March 31, 2004 and 2003, respectively, and equity in income of discontinued joint venture totaling $1,796,000 for the three months ended March 31, 2003 (none for the same period in 2004). Included in discontinued operations for the three months ended March 31, 2003 is an impairment charge of $5,907,000 on properties held for sale (none for the same period in 2004).


     Other Investments
     -----------------

              The Other Investments consist primarily of an average 41% common equity ownership, which we owned during each of the three months ended March 31, 2004 and 2003, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. For the three months ended March 31, 2004 and 2003, we did not acquire any additional equity interests in these entities.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                              -----------------------------------
                                                                    2004               2003
                                                              ----------------   ----------------
                                                                     (Amounts in thousands)

   Total revenue........................................      $        6,855      $        6,380
   Cost of operations and other expenses................              (2,184)             (2,251)
   Depreciation and amortization........................                (578)               (620)
                                                              ----------------   ----------------
     Net income.........................................      $        4,093      $        3,509
                                                              ================   ================

                                                                  March 31,           December 31,
                                                                   2004                  2003
                                                              ----------------   ----------------
                                                                     (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       56,667      $       56,592
   Total debt...........................................               1,435               1,930
   Other liabilities....................................               1,735               1,618
   Partners' equity.....................................              53,497              53,044


6.   Revolving Line of Credit
     ------------------------

              On March 25, 2004, we amended our $200 million credit facility with Wells Fargo. The amendment extends the maturity date to April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum). At March 31, 2004 and at May 6, 2004, we had no outstanding borrowings on our line of credit.

              The amended Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at March 31, 2004.

7.   Notes Payable
     -------------
Notes payable at March 31, 2004 and December 31, 2003 consist of the following:


                                                                         Carrying Amount
                                                                  ------------------------------
                                                                    March 31,       December 31,
                                                                      2004             2003
                                                                  -------------   --------------
                                                                     (Amounts in thousands)
Unsecured senior notes:
  7.47% note due January 2004.............................                  -            14,600
  7.66% note due January 2007.............................             33,600            44,800
Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly, due August 2004          13,981            14,863
  7.134% to 8.75% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between May 2004 and September 2028              1,732             1,767
                                                                  -------------   --------------
         Total notes payable..............................        $    49,313       $    76,030
                                                                  =============   ==============

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at March 31, 2004 and December 31, 2003. The 10.55% mortgage notes consist of five notes, which are cross-collateralized by 19 properties and are due to a life insurance company. Mortgage notes payable are secured by 21 real estate facilities having an aggregate net book value of approximately $55 million at March 31, 2004 and $56 million at December 31, 2003.


              At March 31, 2004, approximate principal maturities of notes payable are as follows:


                                      Unsecured
                                     Senior Notes       Mortgage Notes          Total
                                     -------------      ---------------        ---------
                                                  (Amounts in thousands)

2004 (remainder of)..........        $          -       $     14,093           $  14,093
2005.........................              11,200                156              11,356
2006.........................              11,200                170              11,370
2007.........................              11,200                185              11,385
2008.........................                   -                202                 202
Thereafter...................                   -                907                 907
                                     -------------      ---------------        ---------
                                     $     33,600         $   15,713           $  49,313
                                     =============      ===============        =========
Weighted average rate........               7.7%              10.3%                 8.5%
                                     =============      ===============        =========


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

              On March 22, 2004, certain investors who held $200 million of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units agreed, in exchange for a special distribution of $8,000,000, to exchange their 9.5% Series N Cumulative Redeemable Perpetual Preferred Units for $200 million of our 6.4% Series NN Cumulative Redeemable Perpetual Preferred Units. The investors also received a distribution for dividends that accrued from January 1, 2004 through the effective date of the exchange.

              The restructure of these Preferred Units resulted in an increase in income allocated to minority interests and a reduction to the Company's net income for the three months ended March 31, 2004 of $10,063,000 from
     (1) the special distribution to the holders of the preferred units ($8,000,000) and (2) the application of the SEC's recent clarification of EITF Topic D-42 ($2,063,000). The $2,063,000 additional reduction in the Company's net income represents the excess of the stated amount of the preferred units over their carrying amount.

              For the three months ended March 31, 2004 and 2003, the holders of preferred units were paid distributions aggregating approximately $14,554,000 (including the $8,000,000 special distribution) and $6,726,000, respectively. Income allocated to the minority interest was $16,617,000 (comprised of the distributions paid and an allocation of income of $2,063,000 resulting from the application of EITF Topic D-42) and $6,726,000 for the three months ended March 31, 2004 and 2003, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

              The following table summarizes the preferred partnership units outstanding at March 31, 2004 and December 31, 2003:


                                                        At March 31, 2004             At December 31, 2003
                     Earliest        Distribution     Units          Carrying         Units         Carrying
    Series      Redemption Date (a)     Rate       Outstanding        Amount       Outstanding       Amount
-------------   -------------------  ------------  --------------   ------------  --------------   -----------
                                                  (Amounts in thousands)

Series N......      March 17, 2005       9.500%           1,600      $  40,000           9,600      $  240,000
Series NN.....      March 17, 2010       6.400%           8,000         200,000              -               -
Series O......      March 29, 2005       9.125%           1,800          45,000          1,800          45,000
                                                   --------------   ------------  --------------   -----------
Total                                                    11,400      $ 285,000          11,400      $  285,000
                                                   ==============   ============  ==============   ===========

(a) After these dates, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder.

              Subject to certain conditions, the Series N preferred units are convertible into shares of our 9.5% Series N Cumulative Preferred Stock, the Series O preferred units are convertible into shares of our 9.125% Series O Cumulative Preferred Stock, and the Series NN preferred units are convertible into shares of our 6.4% Series NN Cumulative Preferred Stock.

     Other Partnership Interests
     ---------------------------

              The following table sets forth the minority interests at March 31, 2004 and December 31, 2003 as well as the distributions paid to minority interests for the three months ended March 31, 2004 and 2003 with respect to the other partnership interests (amounts in thousands):


                                                                                     Distributions to Minority
                                                 Minority Interest at          Interests for the Three Months Ended
                                            -----------------------------      ------------------------------------
                                             March 31,       December 31,           March 31,          March 31,
               Description                     2004              2003                 2004              2003
-----------------------------------------   ------------     ------------       ---------------      --------------
Consolidated Development Joint Venture...    $   66,986       $    68,490           $     2,461      $    2,463
Convertible Partnership Units...........          6,192             6,259                   107             107
Other consolidated partnerships..........        66,350            66,388                 3,044           2,470
                                            ------------     ------------       ---------------      --------------
Total other partnership interests........    $  139,528       $   141,137           $     5,612      $    5,040
                                            ===========      ============       ===============      ==============

              Income is allocated to the minority interests based upon their pro-rata interest in the operating results of the Consolidated Entities. The following table sets forth the income allocated to minority interest in income with respect to the other partnership interests for the three months ended March 31, 2004 and 2003 (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)


                                                Minority Interest in Income for
                                                the Three Months Ended March 31,
                                                --------------------------------
                 Description                         2004             2003
--------------------------------------------    ---------------   --------------
Consolidated Development Joint Venture......      $       957      $      743
Convertible Partnership Units...............               40              65
Other Consolidated Partnerships.............            3,006           3,134
                                                ---------------   --------------
Total other partnership interests...........      $     4,003      $    3,942
                                                ===============   ==============

     Consolidated Development Joint Venture
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 9). At March 31, 2004, the Consolidated Development Joint Venture was fully committed having completed construction on 22 self-storage facilities for a total cost of $108.6 million.

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

              The term of the Consolidated Development Joint Venture is 15 years; however, during the sixth year PSAC Storage Investors, LLC has the right to cause an early termination of the partnership. If PSAC Storage Investors, LLC exercises this right, we then have the option, but not the obligation, to acquire their interest for an amount that will allow them to receive an annual return of 10.75%. If the Company does not exercise its option to acquire PSAC Storage Investors, LLC's interest, the partnership's assets will be sold to third parties and the proceeds distributed to the Company and PSAC Storage Investors, LLC in accordance with the partnership agreement. If PSAC Storage Investors, LLC does not exercise its right to early termination during the sixth year, the partnership will be liquidated 15 years after its formation with the assets sold to third parties and the proceeds distributed to the Company and PSAC Storage Investors, LLC in accordance with the partnership agreement.

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at March 31, 2004). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

              In consolidation, the Equity Stock, Series AAA owned by the joint venture and the related dividend income have been eliminated. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, net of cumulative distributions.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

              See Note 13, "Recent Accounting Pronouncements" for further discussion of the impact of recent accounting pronouncements on the accounting for these interests.

     Convertible Partnership Units
     -----------------------------

              As of March 31, 2004 and December 31, 2003, one of our Consolidated Entities had approximately 237,935 convertible operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into the Company's common stock at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the three months ended March 31, 2004 and the year ended December 31, 2003, no units were converted.

     Other Consolidated Partnerships
     -------------------------------

              At March 31, 2004, the other consolidated partnerships reflect common equity interests that the Company does not own in 25 entities owning an aggregate of 123 self-storage facilities.

              On April 28, 2003 we acquired through a merger all of the remaining limited partnership interest not currently owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company. The acquisition cost was $23,377,000, consisting of the issuance of 426,859 shares of our common stock ($13,510,000) valued at the closing price of our common stock on the date of acquisition and cash of $9,867,000; this acquisition had the effect of reducing minority interest by $6,690,000, with the excess of cost over underlying book value ($16,687,000) allocated to real estate.

              The partnership agreements of the other consolidated partnerships have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests. See Note 13, "Recent Accounting Pronouncements - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" for further discussion of the impact of recent accounting pronouncements on the accounting for these interests.

9.   Shareholders' Equity
     --------------------

     Cumulative Preferred Stock
     --------------------------

              At March 31, 2004 and December 31, 2003, we had the following series of Cumulative Preferred Stock outstanding:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)



                                                            At March 31, 2004             At December 31, 2003
                                                        ----------------------------    --------------------------
                           Earliest
                          Redemption       Dividend        Shares        Carrying         Shares         Carrying
       Series               Date (a)         Rate        Outstanding      Amount        Outstanding       Amount
-----------------       -------------     ---------     -------------  -------------    -----------    -----------
                                                                       (Dollar amount in thousands)
Series D                 9/30/04              9.500%       1,200,000    $    30,000       1,200,000    $    30,000
Series E                 1/31/05             10.000%       2,195,000         54,875       2,195,000         54,875
Series F                 4/30/05              9.750%       2,300,000         57,500       2,300,000         57,500
Series K                 1/19/04 (b)(c)       8.250%               -              -               -              -
Series L                 3/10/04 (c)          8.250%               -              -           4,600        115,000
Series M                 8/17/04              8.750%           2,250         56,250           2,250         56,250
Series Q                 1/19/06              8.600%           6,900        172,500           6,900        172,500
Series R                 9/28/06              8.000%          20,400        510,000          20,400        510,000
Series S                 10/31/06             7.875%           5,750        143,750           5,750        143,750
Series T                 1/18/07              7.625%           6,086        152,150           6,086        152,150
Series U                 2/19/07              7.625%           6,000        150,000           6,000        150,000
Series V                 9/30/07              7.500%           6,900        172,500           6,900        172,500
Series W                 10/6/08              6.500%           5,300        132,500           5,300        132,500
Series X                 11/13/08             6.450%           4,800        120,000           4,800        120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000               -              -
Series Z                 3/5/09               6.250%           4,500        112,500               -              -
Series A                 3/31/09              6.125%           4,600        115,000               -              -
                                                        -------------  -------------    -----------    -----------
Total Cumulative
Preferred Stock                                            7,368,486    $ 2,019,525       5,763,986    $ 1,867,025
                                                        =============  =============    ===========    ===========


(a) Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Stock outstanding at March 31, 2004 is not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per share (or depositary share in the case of the Series K through X, and Series Z and A), plus accrued and unpaid dividends.

(b) The Series K Cumulative Preferred Stock was called for redemption in December 2003 and was redeemed in January 2004 along with the unpaid distributions from January 1, 2004 through the redemption date. Accordingly, the redemption value of $115,000,000 was classified as a liability at December 31, 2003.

(c)      Series was redeemed on the date indicated.

              Our Cumulative Preferred Stock, issued in series, has general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 2004, there were no dividends in arrears and the Debt Ratio was 0.8%.

              During the first quarter of 2004, we issued three series of Cumulative Preferred Stock: Series Y - issued January 2, 2004, net proceeds $40,000,000, Series Z - issued March 5, 2004, net proceeds $108,756,000, and Series A - issued March 31, 2004, net proceeds $111,177,000. In addition during the first quarter of 2004, we redeemed our Series K (which was called for redemption in December 2003) and Series L Cumulative Preferred Stock, at par. The total cost of redemption of Series L was $115,021,000 (including redemption expenses, plus accrued dividends).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

              During 2003, we issued our Series W and Series X Cumulative Preferred Stock: Series W - issued on October 6, 2003, net proceeds of $128,126,000 and Series X - issued November 13, 2003, net proceeds of $116,020,000. In addition during 2003, we redeemed our Series B and Series C Cumulative Preferred Stock, at par, at a total cost of $57,517,000 and $30,018,000 (including related redemption expenses), respectively. In December 2003, we called for redemption our Series K Cumulative Preferred Stock, at par. The total cost of redemption of the Series K was approximately $115,000,000, plus accrued dividends, on the redemption date, January 20, 2004.

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

     Equity Stock, Series A
     ----------------------

              At March 31, 2004, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     (i) five times the per share dividend on our common stock or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

              Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, the depositary shares will be convertible at the option of the shareholder into .956 shares of common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with holders of our common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

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

              Upon liquidation of the Consolidated Development Joint Venture, at the Company's option either a) each share of Equity Stock AAA shall convert into 1.2 shares of our common stock or b) the Company can redeem the Equity Stock AAA at a per share amount equal to 120% of the market price of our common stock. In addition, if the Company determines that it is necessary to maintain its status as a Real Estate Investment Trust, subject to certain limitations it may cause the redemption of shares of Equity Stock AAA at a per share amount equal to 120% of the market price of our common stock. The shares are not otherwise redeemable or convertible into shares of any other class or series of the Company's capital stock. Other than as required by law, the Equity Stock AAA has no voting rights.

     Common Stock
     ------------

              At March 31, 2004, entities consolidated with the Company owned 808,732 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles the Company's legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at March 31, 2004 and December 31, 2003:


Reconciliation of Common Shares Outstanding     At March 31,       At December 31,
-------------------------------------------         2004               2003
                                               ---------------   ---------------

Legally issued and outstanding shares........     128,521,627         127,710,466
Less - Shares owned by the Consolidated
    Entities that are eliminated in                  (808,732)           (723,732)
    consolidation............................
                                               ---------------   ---------------
Reported issued and outstanding shares.......     127,712,895         126,986,734
                                               ===============   ===============

              The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During the first quarter of 2004 we purchased 85,000 shares through one of the Consolidated Entities for a total of $3,967,000. From the initial authorization through March 31, 2004, we repurchased a total of 21,757,020 shares of common stock at an aggregate cost of approximately $545,830,000. From March 31, 2004 through April 23, 2004, the Company purchased an aggregate of 324,700 shares at an aggregate cost of $14,267,000.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

     Dividends
     ---------

              The following table summarizes dividends declared and paid during the three months ended March 31, 2004:

                                        Distributions Per
                                       Share or Depositary     Total
                                              Share          Distribution
                                       ----------------- ------------------
Preferred Stock:
Series D..............................        $0.594     $     713,000
Series E..............................        $0.625         1,372,000
Series F..............................        $0.609         1,401,000
Series K..............................        $0.109           501,000
Series L .............................        $0.395         1,818,000
Series M..............................        $0.547         1,230,000
Series Q..............................        $0.538         3,709,000
Series R..............................        $0.500        10,200,000
Series S..............................        $0.492         2,830,000
Series T..............................        $0.477         2,900,000
Series U..............................        $0.477         2,860,000
Series V..............................        $0.469         3,234,000
Series W..............................        $0.406         2,153,000
Series X..............................        $0.403         1,935,000
Series Y..............................        $0.424           678,000
Series Z..............................        $0.113           508,000
Series A..............................          -                    -
                                                         ----------------
                                                            38,042,000
Common Stock:
Equity Stock, Series A................        $0.613         5,375,000
Common ...............................        $0.450        57,348,000
                                                         ----------------
   Total dividends....................                   $ 100,765,000
                                                         ================

              The dividend rate on the common stock was $0.45 per common share for the three months ended March 31, 2004. The dividend rate on the Equity Stock A was $0.6125 per depositary share for the three months ended March 31, 2004.

10.  Segment Information
     -------------------

     Description of Each Reportable Segment
     --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management. We have four reportable segments: self-storage operations, containerized storage operations, commercial property operations, and tenant reinsurance operations.

              The self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities, and the ownership of equity interests in entities that own self-storage properties. The containerized storage operations represent another segment. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent. The tenant reinsurance segment reflects the operations of PS Insurance Company, Ltd., which reinsures policies against losses to goods stored by tenants in our self-storage facilities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

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

              Interest and other income, interest expense, corporate general and administrative expense, and minority interest in income and gains and losses on sales of real estate assets are not allocated to segments because management does not utilize them to evaluate the results of operations of each segment.

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

              The following table reconciles the revenue by segment to the Company's consolidated revenues:

                                                 Three Months Ended
                                                     March 31,
                                              ----------------------
                                                 2004        2003       Change
                                              ----------  ----------  ----------
                                                 (Dollar amounts in thousands)
Reconciliation of Revenues by Segment:

Self-storage property rentals................ $  206,045  $  189,496  $  16,549
Commercial property rentals..................      2,695       2,846       (151)
Containerized storage........................      6,606       7,442       (836)
Tenant re-insurance..........................      5,963       5,215        748
Interest and other income....................      1,357       1,699       (342)
                                              ----------  ----------  ----------
Total revenues............................... $ 222,666   $  206,698  $  15,968
                                              ==========  ==========  ==========

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

         The following table reconciles the performance of each segment to our consolidated net income. It further provides detail of the segment components of the income statement item, "Equity in earning of real estate entities."


                                                                        Three Months Ended
                                                                            March 31,
                                                                   ------------------------
                                                                      2004          2003        Change
                                                                   ----------    ----------   ----------
                                                                          (Amounts in thousands)
  Reconciliation of Net Income by Segment:

  Self-storage
  Self-storage net operating income........................        $ 130,483     $ 124,197     $  6,286
  Self-storage depreciation................................          (44,747)      (43,235)      (1,512)
  Equity in earnings - self - storage property operations..            1,684         1,428          256
  Equity in earnings - depreciation (self-storage) ........             (394)         (265)        (129)
  Discontinued operations (Note 3) ........................                -           118         (118)
                                                                   ----------    ----------   ----------
      Total self-storage segment net income................           87,026        82,243        4,783
                                                                   ----------    ----------   ----------
  Commercial  properties
  Commercial properties....................................            1,554         1,653          (99)
  Depreciation and amortization - commercial properties....             (585)         (625)          40
  Equity in earnings - commercial property operations......           17,193        14,700        2,493
  Equity in earnings - depreciation (commercial properties)           (7,881)       (6,029)      (1,852)
                                                                   ----------    ----------   ----------
      Total commercial property segment net income.........           10,281         9,699          582
                                                                   ----------    ----------   ----------
  Containerized storage
  Containerized storage net operating income...............            2,592         2,804         (212)
  Containerized storage depreciation.......................           (1,438)       (1,507)          69
  Discontinued operations (Note 3) ........................             (430)         (311)        (119)
                                                                   ----------    ----------   ----------
      Total containerized storage segment net income.......              724           986         (262)
                                                                   ----------    ----------   ----------
  Tenant Reinsurance
   Tenant reinsurance net income...........................            2,828         2,516          312
                                                                   ----------    ----------   ----------
  Other items not allocated to segments
  Equity in earnings - general and administrative and other           (6,545)       (5,147)      (1,398)
  Interest and other income................................            1,357         1,699         (342)
  General and administrative...............................           (5,884)       (4,250)      (1,634)
  Interest expense.........................................             (100)         (453)         353
  Minority interest in income..............................          (20,620)      (10,668)      (9,952)
  Gain on disposition of real estate.......................                -            14          (14)
                                                                   ----------    ----------   ----------
      Total other items not allocated to segments                    (31,792)      (18,805)     (12,987)
                                                                   ----------    ----------   ----------
       Total consolidated net income.......................        $  69,067     $  76,639     $ (7,572)
                                                                   ==========    ==========   ==========

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)


11.  Stock-Based Compensation
     ------------------------

     Stock Options
     -------------

              The Company has a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan") and a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans".) Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan and the 2000 Plan also provide for the grant of restricted stock to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors.

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

              For periods prior to December 31, 2001, we utilized the APB 25 Method of accounting for employee stock options. As of January 1, 2002, we adopted the Fair Value Method, and have elected to use the prospective method of transition, whereby the Company applies the recognition provisions of the Fair Value Method to all stock options granted after the beginning of the year in which the Company adopts such method. Accordingly, we recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002.

              For the three months ended March 31, 2004, we recorded $119,000 in stock option compensation expense ($99,000 for the three months ended March 31, 2003) related to options granted after January 1, 2002. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated average value of stock options granted in the first three months of 2004 was based upon an estimated life of 5 years, a risk-free rate of 3.0%, an expected dividend yield of 7%, and expected volatility of 0.185.

              If we had recorded stock option expense applying the Fair Value Method to all awards, we would have recognized an additional $146,000 and $701,000 for the three months ended March 31, 2004 and 2003, respectively, in stock option compensation expense. Basic and diluted earnings per share would have been $0.17 and $0.25 for the three months ended March 31, 2004 and 2003, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

    Restricted Stock Units
     ----------------------

              Restricted stock units vest over a five-year period from the date of grant at the rate of one-fifth per year. The employee receives additional compensation equal to the per-share dividends received by common shareholders. Upon vesting, the employee receives regular common shares equal to the number of vested restricted stock units in exchange for the units The total value of each restricted stock unit grant, based upon the market price of the Company's common stock at the date of grant, combined with the estimated payroll taxes and other payroll burden costs to be incurred upon vesting, is amortized over the vesting period as compensation expense. Outstanding restricted stock units are included on a one-for-one basis in the Company's diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period.

              Throughout 2003, we granted a total of 249,000 restricted stock units to employees of the Company. An additional 7,000 restricted stock units were granted in the first quarter of 2004. A total of $534,000 in restricted stock expense was recorded for the three months ended March 31, 2004, of which $469,000 represents amortization of the fair value of the grant, which was reflected as an increase to paid-in capital, and the remainder represents accrued estimated burden to be incurred upon vesting.

12.  Related Party Transactions
     --------------------------

     Relationships and Transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board of Directors, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at March 31, 2004. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Our personnel have been engaged in the supervision and the operation of these 38 self-storage facilities and currently provide certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services, amounting to $268,000 for the three months ended March 31, 2003 (none for the three months ended March 31, 2004). There have been conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003. The Canadian entities claim that the Company owes them CND $653,424, representing the amount charged to them for the development of certain systems that they no longer utilize. This amount has been accrued on the Company's financial statements for the three months ended March 31, 2004.

              In November 1999, we formed the Consolidated Development Joint Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. This transaction is discussed more fully in Note 8.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

     PS Business Parks, Inc.
     -----------------------

              Ronald L. Havner Jr., our vice-chairman and chief executive officer, is also chairman of PSB and was CEO of PSB until August 12, 2003. For 2003 services, Mr. Havner was compensated by PSB, as well as by the Company.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses the Company for certain administrative services. PSB's share of these costs totaled approximately $85,000 for each of the three month periods ended March 31, 2004 and 2003.

              PSB manages certain of the commercial facilities owned by the Company pursuant to management agreements for a management fee equal to 5% of revenues. The Company paid a total of $138,000 and $140,000 for the three months ended March 31, 2004 and 2003, respectively, in management fees with respect to PSB's property management services.

              In December 2003, the Company loaned $100,000,000 to PSB. This loan bore interest at the rate of 1.45% per year. This loan, which was fully repaid by March 8, 2004, was included in Notes Receivable at December 31, 2003. For the three months ended March 31, 2004, we recorded approximately $127,000 of interest income with respect to this loan.

              STOR-Re Mutual Insurance Company, Inc.
              --------------------------------------

              STOR-Re, an entity that is consolidated by the Company and is partially owned by PSB (approximately 4.0%) and the owners of the Canadian self-storage facilities (approximately 2.2%), provides limited property and liability insurance to PSB and the owners of the Canadian self-storage facilities at commercially competitive rates. PSB and the Company utilize unaffiliated insurance carriers to provide property and liability insurance in excess of STOR-Re's limitations. Effective April 1, 2004, PSB and the owners of the Canadian self-storage facilities have obtained their own insurance coverage independent from the Company for losses occurring after March 31, 2004.

              At March 31, 2004, the Canadian entities owed STOR-Re USD $63,526 for insurance premiums.

13.  Recent Accounting Pronouncements
     --------------------------------

     Accounting for Certain Financial  Instruments with  Characteristics of both
     ---------------------------------------------------------------------------
     Liabilities and Equity
     ----------------------


              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented SFAS No. 150 on July 1, 2003, and the adoption had no impact on our financial statements.

              The provisions of SFAS No. 150 indicate certain minority interests in consolidated entities are to be classified as liabilities at fair value. However, on October 29, 2003, the FASB decided to defer indefinitely the implementation of SFAS No. 150 as it relates to these minority interests.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

              Assuming the FASB had not deferred the implementation of SFAS 150 as it relates to minority interests, the impact on the Company's balance sheet at March 31, 2004 would have been to reclassify the Company's minority interests described in Note 8 as the "Consolidated Development Joint Venture and the "Other Consolidated Partnerships", as liabilities at their estimated fair value. Such adoption would reduce the Company's common minority interest by approximately $133,336,000 and increase liabilities by $319,100,000, representing the estimated settlement value of these minority interests at March 31, 2004.

     FASB Interpretation No. 46 - Consolidation of Variable Interest Entities
     ------------------------------------------------------------------------

              In January 2003, the FASB issued FASB Interpretation No. 46 - "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We adopted this statement effective January 1, 2004 and the adoption had no effect.

14.  Commitments and Contingencies
     -----------------------------

     LEGAL MATTERS

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

     Salaam et al v. Public Storage,  Inc. (filed February 2000)
     -----------------------------------------------------------
     (Superior Court - Los Angeles County)
     -------------------------------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

     Gustavson et al. v. Public Storage,  Inc. (filed June 2003)
     -----------------------------------------------------------
     (Superior Court - Los Angeles County)
     -------------------------------------

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

              In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Justice Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. Discovery is proceeding and it is expected that in mid-2004, Justice Lucas will set a trial date for the matter. The Company believes that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                   (Unaudited)

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

              PS Insurance Company reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. PSIC reinsures its risks with third-party insurers from any individual event that exceeds a loss of $500,000, up to the policy limit of $10,000,000.

     DEVELOPMENT OF REAL ESTATE FACILITIES

              We currently have 42 projects in our development pipeline, including 11 newly developed self-storage facilities and expansions to 31 existing self-storage facilities, with total estimated development costs of $148,724,000, of which $51,199,000 has been spent through March 31, 2004.
     Development of these facilities is subject to contingencies.

15.  Subsequent Events
     -----------------

              During April 2004, we repurchased 324,700 shares of our common stock at an aggregate cost of approximately $14,267,000. These repurchases were made under a previously announced plan approved by our Board of Directors to repurchase up to 25,000,000 shares of our common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Company to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 2A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Company operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Company's facilities; difficulties in the Company's ability to evaluate, finance and integrate acquired and developed properties into the Company's existing operations and to fill up those properties, which could adversely affect the Company's profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase the Company's expense and reduce the Company's cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce the Company's profitability; difficulties in raising capital at reasonable rates, which would impede the Company's ability to grow; delays in the development process, which could adversely affect the Company's profitability; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, assets associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. We identified an impairment charge as of March 31, 2004 related to our plan to close a containerized storage facility - see Note 3 to the consolidated financial statements. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED LEVEL OF RETAINED RISK LIABILITIES: As described in Notes 2 and 14 to the consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In connection with our retention of these risks, we accrue losses based upon our estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based upon our experience. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts provided.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Note 14 to the consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2004

         Net income for the three months ended March 31, 2004 was $69,067,000 compared to $76,639,000 for the same period in 2003, representing a decrease of $7,572,000 or 9.9%. This decrease is primarily due to an increase in minority interest in income of $10,063,000 attributable to the restructuring of our preferred partnership interests (as discussed in Note 8 to the consolidated financial statements), an increase in depreciation expense due to newly opened facilities, and increased general and administrative expense attributable primarily to increased stock-based compensation expense and terminated employee expense. The effect of these items was partially offset by improved operations of the Consistent Group self-storage facilities (as discussed below), and increased net income from our newly developed self-storage facilities.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $21,927,000 or $0.17 per common share on a diluted basis (based on 128,387,000 weighted average diluted common equivalent shares) for the three months ended March 31, 2004 compared to $31,945,000 or $0.26 per common share on a diluted basis (based on 125,232,000 weighted average diluted common equivalent shares) for the same period in 2003, representing a decrease of 34.6% on a per share basis. The decrease in net income allocable to common shareholders and earnings per common diluted share is due to the impact of the factors described above with respect to net income as well as an increase in income allocated to our preferred shareholders. The increase in income allocated to preferred shareholders was caused by increased allocations of income in connection with redemptions of preferred securities (described below), as well as an increase in distributions to preferred shareholders due to an increase in average outstanding securities offset by lower average coupon rates.

         For the three months ended March 31, 2004 and 2003, we allocated $38,042,000 and $37,022,000 of our net income, respectively, to our preferred shareholders based on their distributions. During the third quarter of 2003, we implemented the Securities and Exchange Commission's clarification of Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." This implementation resulted in an additional allocation of net income to our preferred shareholders and a corresponding reduction of net income allocable to our common shareholders for the three months ended March 31, 2004 of $3,723,000 or $0.03 per common share. This allocation represents the excess of the redemption amount over the carrying amount (primarily representing the underwriter's commission) of our Series L Preferred Stock that was redeemed on March 10, 2004. Similarly, for the three months ended March 31, 2003, we allocated net income to our preferred shareholders and a corresponding reduction of net income allocation to our common shareholders of $2,297,000 or $0.02 per common share, representing the excess of the redemption amount over the carrying amount (primarily representing the underwriter's commission) of our Series B Preferred Stock that we called for redemption during the three months ended March 31, 2003.

         Since March 31, 2003, we have redeemed $317.5 million of our preferred stock, including $230 million that was redeemed during the three months ended March 31, 2004. The average dividend rate with respect to these securities was approximately 8.28% annually. As a result of these redemptions, distributions paid to the holders of these securities were reduced by $4,254,000 during the three months ended March 31, 2004 as compared to the same period in 2003. Offsetting this reduction was an increase in distributions paid to our preferred shareholders as the result of the issuance of $520.0 million of preferred stock over the past year, including $267.5 million that was issued during the three months ended March 31, 2004. The average annual dividend rate with respect to these securities is approximately 6.38%. As a result of these issuances, distributions paid to our preferred shareholders increased by approximately $5,274,000 during the three months ended March 31, 2004 as compared to the same period in 2003.

Approximately $230.0 million of the $520.0 million was utilized during the three months ended March 31, 2004 to redeem preferred securities. The remaining net proceeds from the issuances remains on-hand in our invested cash reserves earning interest at nominal rates relative to the distribution requirement of the preferred stock. Net income was negatively impacted by the difference between the distribution rates with respect to these preferred securities and the nominal interest income earned on the net proceeds raised. We expect that the negative impact will continue until such net proceeds are ultimately deployed into the acquisition or development of real estate assets, the redemption of higher rate preferred stock, the repayment of scheduled principal payments on debt, or other corporate purposes, including common stock repurchases.

REAL ESTATE OPERATIONS
----------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 93% of our total revenues generated for the three months ended March 31, 2004. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,194 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2002 (the "Consistent Group"), (ii) 64 facilities that were acquired since January 1, 2000 ( the "Acquired Facilities"), (iii) 41 facilities that were owned prior to January 1, 2002 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 78 newly-developed facilities that were opened after January 1, 2000 (the "Developed Facilities"):

Self - storage operations summary:             Three Months Ended March 31,
----------------------------------          ------------------------------------
                                                                      Percentage
                                              2004          2003        Change
                                            -----------   ----------  ----------
                                                  (Amounts in thousands)
Rental income (a):
   Consistent Group (b)................     $  175,923    $ 165,821       6.1%
   Acquired Facilities (c).............         11,945       10,799      10.6%
   Expansion Facilities (d)............          6,604        5,880      12.3%
   Developed Facilities (e)............         11,573        6,996      65.4%
                                            -----------   ----------  ----------
     Total rental income...............        206,045      189,496       8.7%
                                            -----------   ----------  ----------
Cost of operations:
   Consistent Group....................         63,022       55,379      13.8%
   Acquired Facilities.................          4,180        3,752      11.4%
   Expansion Facilities................          2,518        2,228      13.0%
   Developed Facilities................          5,842        3,940      48.3%
                                            -----------   ----------  ----------
   Total cost of operations............         75,562       65,299      15.7%
                                            -----------   ----------  ----------
Net operating income (before depreciation):
   Consistent Group....................        112,901      110,442       2.2%
   Acquired Facilities.................          7,765        7,047      10.2%
   Expansion Facilities................          4,086        3,652      11.9%
   Developed Facilities................          5,731        3,056      87.5%
                                            -----------   ----------  ----------
   Total net operating income..........        130,483      124,197       5.1%

 Depreciation..........................        (44,747)     (43,235)     (3.5%)
                                            -----------   ----------  ----------
   Operating Income....................      $  85,736    $  80,962       5.9%
                                            ==========    ==========  ==========
Number of self-storage facilities (at end
of period):.............................         1,377        1,365       1.1%
Net rentable square feet (at end of period
- in thousands):........................        83,285       82,019       1.5%


(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income does not include retail sales, truck rental income or tenant insurance revenues generated at the facilities.

(b) The Consistent Group includes 1,194 facilities containing 69,402,000 net rentable square feet that have been owned prior to January 1, 2002, and operated at a mature, stabilized occupancy level since January 1, 2002.

(c) The Acquired Facilities includes 64 facilities containing 3,975,000 net rentable square feet that were acquired after January 1, 2000, that were substantially all mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 41 facilities containing 4,036,000 net rentable square feet (of which 823,000 square feet is industrial space developed for containerized storage activities). These facilities were owned since January 1, 2002, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities (described below). Such construction activities can cause a drop in revenue levels, as existing capacity is made unavailable in order to accommodate construction activities. Since January 1, 2000, we completed construction on expansion projects to these facilities with a total cost of $65.3 million.

(e) The Developed Facilities includes 78 facilities containing 5,872,000 net rentable square feet (of which 607,000 square feet is industrial space initially developed for use in containerized storage activities, see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 2000 at a total cost of $540.4 million.

         Self-Storage Operations - Consistent Group

         For the three months ended March 31, 2004, we increased the number of facilities included in the Consistent Group of facilities from 1,164 at December 31, 2003 to 1,194 facilities. The increase in the Consistent Group's pool of facilities is due to the inclusion of 30 facilities that were previously in the Acquired Facilities, Developed Facilities, or the Expansion Facilities, because they had reached stabilization and had been owned at January 1, 2002.

         As a result of the change in the Consistent Group, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented in 2003 for the Consistent Group pool of 1,164 facilities and the current Consistent Group pool of 1,194 facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         The Consistent Group consists of facilities that have operated at a stabilized level of operations since January 1, 2002. This group of facilities contains approximately 69,402,000 net rentable square feet, representing approximately 83% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Consistent Group." The following table sets forth additional operating data with respect to the Consistent Group of facilities:


CONSISTENT GROUP                                         Three Months Ended March 31,
----------------                                  -------------------------------------------
                                                                               Percentage
                                                      2004          2003           Change
                                                  ------------   -----------   --------------
                                                  (Dollar amounts in thousands except
                                                           weighted average amounts)

Base rental income.........................        $  181,388    $  169,655         6.9%
Promotional discounts......................           (13,225)      (10,434)       26.7%
                                                  ------------   -----------   --------------
   Adjusted base rental income.............           168,163       159,221         5.6%
Late charges and administrative fees
collected..................................             7,760         6,600        17.6%
                                                  ------------   -----------   --------------
   Total rental income.....................           175,923       165,821         6.1%

Cost of operations:
     Property taxes........................            17,489        16,734         4.5%
     Direct property payroll...............            13,772        12,951         6.3%
     Cost of managing facilities...........             5,825         5,172        12.6%
     Advertising and promotion.............             5,216         3,601        44.8%
     Utilities.............................             4,300         3,896        10.4%
     Repairs and maintenance...............             5,006         3,801        31.7%
     Telephone reservation center..........             2,584         2,272        13.7%
     Property insurance....................             2,145         1,430        50.0%
     Other.................................             6,685         5,522        21.1%
                                                  ------------   -----------   --------------
   Total cost of operations................            63,022        55,379        13.8%
                                                  ------------   -----------   --------------
Net operating income before depreciation...           112,901       110,442         2.2%
Depreciation...............................           (36,401)      (35,807)        1.7%
                                                  ------------   -----------   --------------
Operating income...........................        $    76,500   $   74,635         2.5%
                                                  ============   ===========   ==============
Gross margin (before depreciation).........            64.2%         66.6%         (3.6)%

Weighted average for the period:
   Square foot occupancy (a)...............            89.5%         84.9%          5.4%
   Realized annual rent per occupied
     square foot (b).......................        $   10.83     $   10.81          0.2%
   REVPAF (c)..............................        $    9.69     $    9.18          5.6%

 Weighted average at March 31:
   Square foot occupancy...................            89.9%         85.4%          5.3%
   In place annual rent per occupied
      square foot (d)......................        $    11.92    $    11.80         1.0%
   Posted annual rent per square foot (e)..        $    12.53    $    11.95         4.9%
Total net rentable square feet (in
thousands).................................            69,402        69,402         -


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

(c) Annualized revenue per available square foot ("REVPAF") represents annualized adjusted base rental income divided by total available net rentable square feet.

(d) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

(e) Posted annual rent per square foot represents the rents charged to new tenants prior to any promotional discounts.

         During the first quarter of 2004, net operating income before depreciation for the Consistent Group of facilities increased 2.2% as compared to the same period in 2003, due to the following:

o REVPAF increased 5.6% from $9.18 per square foot in the first quarter of 2003 to $9.69 in the first quarter of 2004. This was attributable to a 5.4% increase in weighted average occupancy levels from 84.9% in the first quarter of 2003 to 89.5% in the first quarter of 2004. In addition, realized annual rent per occupied square foot increased 0.2% from $10.81 in the first quarter of 2003 to $10.83 in the first quarter of 2004, due primarily to higher monthly average rates charged to existing and new tenants, offset in large part by the impact of increased promotional discounts given to incoming tenants from $10,434,000 for the first quarter of 2003 to $13,225,000 for the first quarter of 2004.

o The impact of the increase in REVPAF was partially offset by a 13.8% increase in operating expenses from $55,379,000 in the first quarter of 2003 to $63,022,000 in the first quarter of 2004. This increase in cost of operations is primarily due to 1) a $1,615,000 (44.8%) increase in advertising and promotion expense, attributable primarily to a $1,518,000 (96.1%) increase in television advertising expense, 2) a $1,474,000 (8.1%) increase in direct property payroll and cost of managing facilities, attributable primarily to higher wage rates and increased incentives to property personnel, and 3) a $1,205,000 (31.7%) increase in repairs and maintenance expense.

o Net operating income also benefited from a 17.6% increase in late charges and administrative fees collected from $6,600,000 in the first quarter of 2003 to $7,760,000 in the first quarter of 2004. This increase is primarily attributable to an increase in administrative fees charged to new tenants upon move-in from $10 to $15 effective January 1, 2004, combined with a 5.9% increase in move-ins.

REVENUE OUTLOOK

         As previously reported, we suffered operating difficulties in our self-storage portfolio in 2001, 2002, and 2003. Our occupancy levels dropped below historical levels in late 2001 and 2002 due to a change in marketing strategy to aggressively increase rental rates and reduce the amount of promotional discounts offered to new tenants.

         Throughout late 2002 and 2003, we focused upon regaining occupancy levels through increased advertising and promotional discounting. By the end of 2003, we had attained our goal of reestablishing our occupancy levels to historical levels. This improvement in occupancy levels enabled us to begin to increase rates that we charge to new tenants, which as of March 31, 2004 were 4.9% higher than at the same time in 2003. More importantly, throughout 2003 and in the first quarter of 2004 we experienced positive year-over-year trends in the growth of our quarterly REVPAF, resulting in improvements in the growth trends of our rental income. For the Consistent Group, during 2003, rental income for the first quarter decreased 2.4%, for the second quarter - increased 2.3%, for the third quarter - increased 3.2% and for the fourth quarter - increased 6.2%; and for the first quarter of 2004 - increased 6.1%, all compared to the same periods in the prior year.

         The growth in rental income during the remainder of 2004 will depend on various factors, among which will be our ability to stabilize and maintain high occupancy levels, increase rental rates charged to new and existing tenants, and stabilize or reduce the level of promotional discounts to attract new tenants.

         Despite our occupancy gains, our expectations are significantly moderated by our experience that on average approximately 25% to 30% of our new customers will move out within the first 60 to 90 days of their move-in date. Our current occupancy levels have been achieved in large part by the elevated move-in activity experienced over the past four quarters. Our elevated level of move-outs has made it more important to continue to generate a high level of move-ins in order to maintain occupancy levels.

         We are working toward a goal of a high level of sustainable occupancy, characterized by a less volatile tenant base that is not as heavily weighted toward recent move-ins, thereby mitigating the level of move-outs. While we have seen some indicators of stabilization in our existing tenant base, including move-out ratios which appear to be stabilizing at historical levels, we expect to continue to remain aggressive in our discounting and television advertising programs at least in the second quarter of 2004, and we continue to regularly evaluate our call volume, reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities and rental rates. In addition, we are evaluating market supply and demand factors and, based upon these analyses, we are continuing to adjust our marketing activities in specific markets. There can be no assurance that we will achieve our goal of a high level of sustainable occupancy.

EXPENSE OUTLOOK

         Our increases in operating expenses in the first quarter of 2004 as compared to the same period in 2003 are primarily attributable to programs which we began to initiate in the second and third quarters of 2003. Repairs and maintenance costs increased 31.7% in the first quarter of 2004 as compared to the same quarter in 2003, due to our desire to continue to address maintenance at our facilities and improve their "rent ready" condition. Payroll and property management costs also increased in the first quarter of 2004 as compared to the same period in 2003, due to our concerted effort to increase staffing levels and incentive programs.

         Advertising and promotion costs increased 44.8% in the first quarter of 2004 as compared to the same period in 2003, due primarily to an expansion in our television advertising from $1,580,000 in the quarter ended March 31, 2003 to $3,098,000 for the same period in 2004. In April 2004, our television advertising costs were $877,000, as compared to $561,000 in the first quarter of 2003, an increase of 56.3%. While we expect television advertising to be higher in the second quarter of 2004 as compared to the same period in 2003, the level of advertising and promotion costs in the third and fourth quarters of 2004 will be dependent primarily upon our future marketing programs.

         We expect that property taxes will increase approximately 4% to 5% in the full year of 2004 as compared to 2003. The increases in property insurance for the first quarter of 2004 as compared to 2003 reflect increased insurance costs as a result of the Company's increasing its self-insured portion of risks. This change in insurance became effective with the policy year ending March 31, 2004; accordingly, year over year increases in the remainder of 2004 will not be as high as those experienced in the first quarter of 2004.

         We expect that the year over year rate of growth in our operating expenses should be lower in the remainder of 2004 than what was experienced in the first quarter of 2004.

         The following table summarizes selected financial data with respect to the Consistent Group of facilities:



                                                Three Months Ended
                      -----------------------------------------------------------------------
                        March 31,          June 30,         September 30,       December 31,         Full Year
                      -------------     --------------     --------------      --------------     -------------
                                      (Amounts in thousands, except for per square foot amounts)
Total rental income:
2004............      $   175,923
2003............      $   165,821        $   171,431         $  178,301          $  176,184        $   691,737

Promotional discounts given:
2004............      $    13,225
2003............      $    10,434        $    13,491         $   12,277          $   12,245        $    48,447

Total cost of operations:
2004............      $    63,022
2003............      $    55,379        $    59,271         $   60,220          $   62,999        $   237,869

Television advertising expense:
2004............      $     3,098
2003............      $     1,580        $     2,818         $    3,166          $    1,098        $     8,662

REVPAF:
2004............      $     9.69
2003............      $     9.18         $     9.48         $     9.85          $     9.75         $     9.57

Weighted average realized annual rent per occupied square foot for the period:
2004............      $    10.83
2003............      $    10.81         $    10.63         $    10.72          $    10.75         $    10.72

Weighted  average   occupancy  levels
for the period:
2004............          89.5%
2003............          84.9%              89.2%               91.9%               90.7%              89.2%

Weighted average occupancy at April 30:
2004............                                                 91.3%
2003............                                                 86.7%

Television advertising expense in April:
2004............                                             $       877
2003............                                             $       561

Promotional discounts given in April:
2004............                                             $     5,194
2003............                                             $     4,037


         ANALYSIS OF REGIONAL TRENDS

         The following table sets forth regional trends in our Consistent Group of facilities:

CONSISTENT GROUP OPERATING TRENDS BY REGION:

                                                  Three Months Ended March 31,
                                               ------------------------------------
                                                                         Percentage
                                                 2004          2003        Change
                                               -----------  ----------  -----------
                                                 (Dollar amounts in thousands)
Rental income:
   Southern California  (124 facilities)..     $   29,687   $   27,986       6.1%
   Northern California  (124 facilities)..         22,499       21,755       3.4%
   Texas  (143 facilities)................         16,316       15,381       6.1%
   Florida  (116 facilities)..............         15,849       14,792       7.2%
   Illinois  (79 facilities)..............         12,396       11,933       3.9%
   Georgia  (60 facilities)...............          6,463        6,085       6.2%
   All other states  (548 facilities).....         72,713       67,889       7.1%
                                               -----------  ----------  -----------
Total rental income.......................        175,923      165,821       6.1%
                                               -----------  ----------  -----------
Cost of operations:
   Southern California....................          7,218        6,766       6.7%
   Northern California....................          5,938        5,655       5.0%
   Texas..................................          7,676        6,457      18.9%
   Florida................................          6,228        5,454      14.2%
   Illinois...............................          6,170        5,371      14.9%
   Georgia................................          2,289        2,091       9.5%
   All other states.......................         27,503       23,585      16.6%
                                               -----------  ----------  -----------
Total cost of operations..................         63,022       55,379      13.8%
                                               -----------  ----------  -----------
Net operating income (before depreciation):
   Southern California....................         22,469       21,220       5.9%
   Northern California....................         16,561       16,100       2.9%
   Texas..................................          8,640        8,924      (3.2)%
   Florida................................          9,621        9,338       3.0%
   Illinois...............................          6,226        6,562      (5.1)%
   Georgia................................          4,174        3,994       4.5%
   All other states.......................         45,210       44,304       2.0%
                                               -----------  ----------  -----------
Total net operating income................     $  112,901   $  110,442       2.2%
                                               -----------  ----------  -----------
Weighted average occupancy:
   Southern California....................          90.2%        88.7%     1.7%
   Northern California....................          88.4%        85.2%     3.8%
   Texas..................................          89.3%        84.1%     6.2%
   Florida................................          90.6%        86.7%     4.5%
   Illinois...............................          87.7%        82.7%     6.0%
   Georgia................................          90.1%        85.0%     6.0%
   All other states.......................          89.7%        84.0%     6.8%
                                               -----------  ----------  -----------
   Total weighted average occupancy.......          89.5%        84.9%     5.4%
                                               -----------  ----------  -----------


                                                  Three Months Ended March 31,
                                               ------------------------------------
                                                                         Percentage
                                                 2004          2003        Change
                                               -----------  ----------  -----------
REVPAF:
   Southern California...................           $14.65       $13.83      5.9%
   Northern California...................            12.97        12.58      3.1%
   Texas.................................             7.05         6.65      6.0%
   Florida...............................             9.14         8.51      7.4%
   Illinois..............................             9.88         9.58      3.1%
   Georgia...............................             7.04         6.64      6.0%
   All other states......................             8.88         8.36      6.2%
                                               -----------  ----------  -----------
Total REVPAF:............................            $9.69        $9.18      5.6%
                                               -----------  ----------  -----------
Realized annual rent per occupied square foot:
   Southern California...................           $16.24       $15.59      4.2%
   Northern California...................            14.68        14.76     (0.5)%
   Texas.................................             7.89         7.91     (0.3)%
   Florida...............................            10.09         9.82      2.7%
   Illinois..............................            11.27        11.60     (2.8)%
   Georgia...............................             7.82         7.82      -
   All other states......................             9.91         9.94     (0.3)%
                                               -----------  ----------  -----------
Total realized annual rent per occupied
  square foot:...........................           $10.83       $10.81      0.2%
                                               -----------  ----------  -----------

         Self-Storage Operations - Acquired Facilities

The "Acquired Facilities," at March 31, 2004, are comprised of 64 self-storage facilities containing 3,975,000 net rentable square feet that were acquired in 2000, 2001, and 2002. The following table summarizes operating data with respect to these 64 facilities:

ACQUIRED FACILITIES

                                                        Three Months Ended March 31,
                                                     ------------------------------------
                                                       2004          2003        Change
                                                     -----------  ----------   ----------
                                                        (Dollar amounts in thousands)
Rental income:
   Self-storage facilities acquired in 2002 (a)      $   10,566   $    9,614    $    952
   Self-storage facility acquired in 2001 (b)..             137          131           6
   Self-storage facilities acquired in 2000 (c)           1,242        1,054         188
                                                     -----------  ----------   ----------
     Total rental income.......................          11,945       10,799       1,146
                                                     -----------  ----------   ----------
Cost of operations:
   Self-storage facilities acquired in 2002 (a)           3,578        3,234         344
   Self-storage facility acquired in 2001 (b)..              60           39          21
   Self-storage facilities acquired in 2000 (c)             542          479          63
                                                     -----------  ----------   ----------
     Total cost of operations..................           4,180        3,752         428
                                                     -----------  ----------   ----------
Net operating income (loss) before depreciation:
   Self-storage facilities acquired in 2002 (a)           6,988        6,380         608
   Self-storage facility acquired in 2001 (b)..              77           92         (15)
   Self-storage facilities acquired in 2000 (c)             700          575         125
                                                     -----------  ----------   ----------
     Net operating income......................           7,765        7,047         718
 Depreciation..................................          (2,415)      (2,471)         56
                                                     -----------  ----------   ----------
   Operating Income............................      $    5,350   $    4,576    $    774
                                                     ===========  ==========   ==========
Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2002 (a)           91.8%        85.0%          8.0%
   Self-storage facility acquired in 2001 (b)..           91.1%        84.5%          7.8%
   Self-storage facilities acquired in 2000 (c)           90.1%        73.5%         22.6%
                                                     -----------  ----------   ----------
                                                          91.6%        83.5%          9.7%
                                                     ===========  ==========   ==========
Number of self-storage facilities (at end of
period)........................................              64           64           -
Net rentable square feet (in thousands, at end of
   period).....................................           3,975        3,975           -
Cumulative acquisition cost (at end of period).      $  345,156   $  345,156    $      -



(a) The 2002 acquisitions includes 47 properties acquired on January 16, 2002 from an affiliated development joint venture at a total cost of $269,898,000 and nine facilities acquired from third parties at a total cost of $30,117,000.

(b) The single 2001 acquisition was acquired from a third party at a cost of $3,503,000.

(c) The 2000 acquisitions are comprised of seven facilities acquired from third parties at a total cost of $41,638,000.

         Similar to our Consistent Group of facilities, the Acquired Facilities have experienced improvements in revenues, and increased costs of operations, for the first quarter of 2004 as compared to the same period in 2003.

         Self-Storage Operations - Expansion Facilities

         Since January 1, 2002, we have expanded, or began the process of expanding, certain self-storage facilities or converted them to Combination Facilities (defined below). These activities caused a drop in revenue levels, as existing capacity was made unavailable in order to accommodate construction activities and, as a result, the current operating results are not comparable with prior periods. For the quarter ended March 31, 2004, the weighted average occupancy level was approximately 82.1% as compared to 72.3% for the same period in 2003. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         Depreciation expense with respect to the Expansion Facilities was $1,885,000 for the three months ended March 31, 2004, as compared to $1,886,000 for the same period in 2003. These 41 facilities contain approximately 4,036,000 net rentable square feet at March 31, 2004 (which includes the expanded space, and 823,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). The aggregate construction costs incurred on completed expansions totaled approximately $65,334,000.

         A portion of the 823,000 net rentable square feet of industrial space included in these facilities was previously used by the discontinued containerized storage operations. As described under "Liquidity and Capital Resources," we are converting a portion of this industrial space into traditional self-storage units.

         Self-Storage Operations - Developed Facilities

         Since January 1, 2000, we have opened 61 newly developed self-storage facilities and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 5,872,000 net rentable square feet (of which 607,000 net rentable square feet is industrial space initially developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 78 facilities was approximately $540,431,000. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:

DEVELOPED FACILITIES
                                               Three Months Ended March 31,
                                            -----------------------------------
                                               2004         2003        Change
                                            ----------   ----------   ---------
                                                  (Amounts in thousands)
Rental income:
   Self-storage facilities............      $   8,396    $   4,854     $  3,542
   Combination Facilities.............          3,177        2,142        1,035
                                            ----------   ----------   ---------
     Total rental income..............         11,573        6,996        4,577
                                            ----------   ----------   ---------
Cost of operations:
   Self-storage facilities............          4,417        2,758        1,659
   Combination Facilities.............          1,425        1,182          243
                                            ----------   ----------   ---------
     Total cost of operations.........          5,842        3,940        1,902
                                            ----------   ----------   ---------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities............          3,979        2,096        1,883
   Combination Facilities.............          1,752          960          792
                                            ----------   ----------   ---------
     Net operating income.............          5,731        3,056        2,675
 Depreciation.........................         (4,046)      (3,071)        (975)
                                            ----------   ----------   ---------
   Operating income (loss)............      $   1,685    $     (15)    $  1,700
                                            ==========   ==========   =========

Weighted average square foot occupancies
for the period:
   Self-storage facilities............        77.4%        57.0%         35.8%
   Combination Facilities.............        78.6%        65.3%         20.4%
     Total............................        77.7%        58.9%         31.9%

Self-storage facilities, at end of
   period:
   Number of facilities...............              61           49          12
   Net rentable square feet...........           4,017        3,132         885
   Total development cost.............       $ 378,458    $ 276,947     $101,511
Combination Facilities, at end of period:
   Number of facilities...............              17           17           -
   Net rentable square feet (a).......           1,855        1,844          11
   Total development cost (a).........       $ 161,973    $ 154,177     $ 7,796


(a) During 2003, we completed the conversion of 166,000 net rentable square feet of containerized storage space into 166,000 net rentable square feet of self-storage space at an aggregate cost of $4,500,000. During the three months ended March 31, 2004, we completed the conversion of 105,000 net rentable square feet of containerized storage space into 116,000 net rentable square feet of self-storage space at an aggregate cost of $3,296,000.

         The following table summarizes operating data for the 61 newly developed self-storage facilities that opened since January 1, 2000:

DEVELOPED SELF-STORAGE FACILITIES

                                                      Three Months Ended March 31,

                                                        2004        2003        Change
                                                     ----------- ----------   ----------
                                                       (Dollar Amounts in thousands)
Rental income:
   Self-storage facilities opened in 2004......      $       9   $        -   $       9
   Self-storage facilities opened in 2003......           1,399           4        1,395
   Self-storage facilities opened in 2002......           2,238       1,127        1,111
   Self-storage facilities opened in 2000 and 2001        4,750       3,723        1,027
                                                     ----------- ----------   ----------
     Total rental income.......................           8,396       4,854        3,542
                                                     ----------- ----------   ----------
Cost of operations:
   Self-storage facilities opened in 2004......              93           -           93
   Self-storage facilities opened in 2003......           1,027          75          952
   Self-storage facilities opened in 2002......           1,119         815          304
   Self-storage facilities opened in 2000 and 2001        2,178       1,868          310
                                                     ----------- ----------   ----------
     Total cost of operations..................           4,417       2,758        1,659
                                                     ----------- ----------   ----------
Net operating income (loss) before depreciation:
   Self-storage facilities opened in 2004......             (84)          -          (84)
   Self-storage facilities opened in 2003......             372         (71)         443
   Self-storage facilities opened in 2002......           1,119         312          807
   Self-storage facilities opened in 2000 and 2001        2,572       1,855          717
                                                     ----------- ----------   ----------
   Net operating income........................           3,979       2,096        1,883
 Depreciation..................................          (2,831)     (1,959)        (872)
                                                     ----------- ----------   ----------
   Operating income............................      $   1,148   $      137   $   1,011
                                                     =========== ==========   ===========

Weighted average square foot occupancy during the period:

   Self-storage facilities opened in 2004......            7.3%        -            -
   Self-storage facilities opened in 2003......           51.9%        6.5%       698.5%
   Self-storage facilities opened in 2002......           83.1%       39.6%       109.8%
   Self-storage facilities opened in 2000 and 2001        92.8%       70.2%        32.2%
                                                     ----------- ----------   ----------
                                                          77.4%       57.0%        35.8%
                                                     =========== ==========   ===========
Number of facilities:
   Self-storage facilities opened in 2004......            3           -            3
   Self-storage facilities opened in 2003......           14           5            9
   Self-storage facilities opened in 2002......           14          14            -
   Self-storage facilities opened in 2000 and 2001        30          30            -
                                                     ----------- ----------   ----------
                                                          61          49           12
                                                     =========== ==========   ===========
Cumulative Development Cost:
   Self-storage facilities opened in 2004......      $  27,395   $        -   $  27,395
   Self-storage facilities opened in 2003......         107,452      33,744      73,708
   Self-storage facilities opened in 2002......          93,887      93,479         408
   Self-storage facilities opened in 2000 and 2001      149,724     149,724           -
                                                     ----------- ----------   ----------
                                                     $ 378,458   $  276,947   $ 101,511
                                                     =========== ==========   ===========


         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operations, the facility is entirely vacant, generating no rental income. We estimate that on average it takes approximately 36 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%.

         We believe that the newly developed self-storage facilities have been affected by the operating trends in occupancy and realized rents noted above with respect to the consistent group of facilities. In addition, move-in discounts, which increased significantly, have had a more pronounced effect upon realized rents for the newly developed facilities, because such facilities tend to have a higher ratio of new tenants. During the three months ended March 31, 2004, the newly developed self-storage facilities had a weighted average occupancy level of approximately 77.7% as compared to 58.9% in the same period in 2003.

         Property operating expenses are substantially fixed, consisting primarily of payroll, property taxes, utilities, and marketing costs. The rental revenue of a newly developed facility will generally not cover its property operating expenses (excluding depreciation) until the facility has reached an occupancy level of approximately 30% to 35%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover the related depreciation expense and cost of capital with respect to the facility's development cost. During construction of the self-storage facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operations, interest is no longer capitalized.

         Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income. We estimate that our net income has been negatively impacted by approximately $9,351,000 and $8,359,000, in the three months ended March 31, 2004 and 2003, respectively, as a result of the difference between the revenues generated by the Developed Facilities and the operating expenses, depreciation, and cost of capital (at an assumed rate of 8%) with respect to these facilities as described above. These amounts include approximately $4,046,000 and $3,071,000, for the three months ended March 31, 2004 and 2003, respectively, in depreciation expense.

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

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings. Furthermore, the 42 expansion and newly developed facilities in our development pipeline, with total estimated costs of $148,724,000, described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level. Following completion of our development pipeline, we expect our ongoing development expenditures to approximate $75,000,000 per year. Our earnings will continue to be negatively impacted by any future newly developed facilities and expansions until they reach a stabilized occupancy level.

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in our consolidated financial statements include commercial space owned by the Company and entities consolidated by the Company. We have a much larger interest in commercial properties through our ownership interest in PS Business Parks Inc. and its consolidated operating partnership (PS Business Parks, Inc. and its consolidated operating partnership are hereinafter referred to as "PSB"). Our investment in PSB is accounted for on the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities," see below.

         Our commercial operations are comprised of 1,187,000 net rentable square feet of commercial space operated at certain of the self-storage facilities, and three stand-alone commercial facilities having a total of 204,000 net rentable square feet.

         The following table sets forth the historical commercial property amounts included in the financial statements:

COMMERCIAL PROPERTY OPERATIONS:
                                               Three Months Ended March 31,
                                            -----------------------------------
                                              2004         2003       Change
                                            ----------   ----------  ----------
Rental income                               $   2,695    $   2,846   $   (151)
 Cost of operations...................         (1,141)      (1,193)        52
                                            ----------   ----------  ----------
   Net operating income...............          1,554        1,653        (99)

 Depreciation.........................            (585)        (625)       40
                                            ----------   ----------  ----------
   Operating income...................       $     969    $  1,028   $    (59)
                                            ==========   ==========  ==========


         CONTAINERIZED STORAGE OPERATIONS: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 2001, PSPUD had 55 facilities that were opened between 1996 and 2001 either through development or leasing of facilities. During 2002, we reevaluated our operational strategy and closed 22 facilities. In 2003 we closed nine non-strategic facilities and one additional facility in the first quarter of 2004. Collectively the 32 discontinued facilities are referred to as the "Closed Facilities." At March 31, 2004 PSPUD operated 23 facilities in 10 states and major markets in which we have a significant presence with respect to our traditional self-storage facilities. The operations with respect to the Closed Facilities, including historical operating results for previous periods, are not included in the table below and instead are included in "Discontinued Operations" on our income statement. PSPUD's operations, which exclude the Closed Facilities, are reflected on the table below:


CONTAINERIZED STORAGE
(EXCLUDING DISCONTINUED OPERATIONS)

                                            Three Month Ended March 31,
                                         ------------------------------------
                                             2004        2003         Change
                                         -----------   ---------   ----------
                                                (Amounts in thousands)

Rental and other income ............       $ 6,606     $  7,442    $   (836)
                                         -----------   ---------   ----------
Cost of operations:
    Direct operating costs..........         3,659        4,293        (634)
    Facility lease expense..........           355          345          10
                                         -----------   ---------   ----------
      Total cost of operations......         4,014        4,638        (624)
                                         -----------   ---------   ----------
Operating income prior to depreciation       2,592        2,804        (212)
   Depreciation expense (a).........        (1,438)      (1,507)         69
                                         -----------   ---------   ----------
Operating income....................       $ 1,154      $ 1,297    $   (143)
                                         ===========   =========   ==========

(a) Depreciation expense principally relates to the depreciation related to the containers; however, depreciation expense for the three months ended March 31, 2004 and 2003 includes $345,000 and $379,000, respectively, related to real estate facilities.


         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and moving service fees to move customers' goods from city to city. Rental income decreased to $6,606,000 for the three months ended March 31, 2004 from $7,442,000 for the same period in 2003, primarily as a result of the discontinuation of our long-distance moving product. At March 31, 2004, there were approximately 34,543 occupied containers in the 23 facilities that are reflected in "ongoing" operations.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). The reduction in direct operating costs is due to the aforementioned discontinuance of our long-distance moving services.

         At March 31, 2004, five of the 23 containerized storage facilities are leased from third parties. The remaining 18 facilities were operated in facilities owned by the Company, comprised of 13 Combination Facilities with an aggregate of 805,000 square feet of industrial space (this square footage is a component of the total net rentable square footage of the Expansion Facilities and the Developed Facilities in the table above) and five industrial facilities having an aggregate of 420,000 net rentable square feet.

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

TENANT REINSURANCE OPERATIONS
                                                 Three Months Ended March 31,
                                            ------------------------------------
                                               2004         2003         Change
                                            ----------   ----------    ---------
                                                    (Amounts in thousands)

Tenant reinsurance revenues...........      $   5,963    $   5,215     $    748
 Cost of operations...................         (3,135)      (2,699)        (436)
                                            ----------   ----------    ---------
   Operating income...................      $   2,828    $   2,516     $    312
                                            =========    =========     =========

         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities. During the three months ended March 31, 2004 and 2003, approximately 36% of our tenants had such policies.

         The increase in tenant insurance revenues is due to a larger number of insured tenants, as well as higher insurance rates which increased, depending upon the level of insurance selected by the tenant, from 9.1% to 16.7% from the amounts previously charged. These new rates apply to newly-insured tenants after December 31, 2003. As a higher proportion of our insured tenants are subject to these increased insurance rates, our revenue per insured tenant should increase; however, this may be offset by a reduced number of tenants selecting insurance due to the rate increases.

         Cost of operations for the tenant reinsurance operations has increased in the three months ended March 31, 2004 as compared to the same period in 2003, due primarily to increased customer claims attributable to a larger tenant base as well as an increase in average claim value.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are recorded as cost of operations for the tenant reinsurance operations.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in seven limited partnerships at March 31, 2004. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities.") Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the three months ended March 31, 2004 and 2003 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

                                                Three Months Ended March 31,
                                             ----------------------------------
                                               2004         2003        Change
                                             --------     --------     --------
                                                   (Amounts in thousands)
Property operations:
  PSB                                        $17,193       $14,700      $2,493
  Other investments (1)..................      1,684         1,428         256
                                             --------     ---------    --------
                                              18,877        16,128       2,749
                                             --------     ---------     --------
Depreciation:
  PSB....................................     (7,881)       (6,029)     (1,852)
  Other investments (1)..................       (394)         (265)       (129)
                                             --------     ---------    --------
                                              (8,275)       (6,294)     (1,981)
                                             --------     ---------    --------
Other: (2)
  PSB (3)................................     (6,788)       (5,252)     (1,536)
  Other investments (1)..................        243           105         138
                                             --------     ---------    --------
                                              (6,545)       (5,147)     (1,398)
                                             --------     ---------    --------
Total equity in earnings of real estate
entities..................................    $4,057        $4,687       $(630)
                                             ========     =========    ========

(1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three months ended March 31, 2004 and 2003.

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property, non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $564,000 and $490,000, respectively for the three months ended March 31, 2004 and 2003, respectively.

(3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities. Our net pro-rata share of these items totaled net income reductions of $943,000 and $2,130,000 for the three months ended March 31, 2004 and 2003, respectively.

         The decrease in equity in earnings of real estate entities for the three months ended March 31, 2004 as compared to 2003 is primarily due to a reduction in our pro-rata share of PSB's earnings. Our share of PSB's depreciation expense increased $1,852,000 primarily due to PSB's significant acquisitions of real estate facilities in December 2003. In addition, our equity in earnings for the first quarter of 2004 was reduced $943,000 by our share of PSB's application of the SEC's clarification of EITF Topic D-42 with respect to redemptions of preferred securities in the first quarter of 2004. Our equity in earnings for the first quarter of 2003 was reduced an aggregate of $2,130,000, comprised of our share of impairment charges recorded by PSB with respect to impending real estate sales, offset partially by gains from PSB on the sale of real estate assets.

         Equity in earnings of PSB represents our pro-rata share (an average of approximately 44% for the three months ended March 31, 2004 and 2003) of the earnings of PSB. As of March 31, 2004, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At March 31, 2004, PSB owned and operated
18.3 million net rentable square feet of commercial space located in eight states. PSB also manages approximately 960,000 net rentable square feet of commercial space owned by the Company and affiliated entities at March 31, 2004 pursuant to property management agreements.

         Accordingly, our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         The "Other Investments" is comprised primarily of our equity in earnings from seven limited partnerships, for which we held an approximately consistent level of equity interest during each of the three months ended March 31, 2004 and 2003. These limited partnerships were formed by the Company during the 1980's. The Company is the general partner in each limited partnership, and manages each of these facilities for a management fee that is included in "Interest and Other Income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above. See Note 5 to the consolidated financial statements for the operating results of these entities for the three months ended March 31, 2004 and 2003.

OTHER INCOME AND EXPENSE ITEMS

         INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income decreased to $1,357,000 for the three months ended March 31, 2004 from $1,699,000 for the same period in 2003. This decrease primarily reflects reduced interest income from notes receivable. This was offset partially by an increase in bank interest income, which was due primarily to higher average cash balances.

         As discussed more fully in "Liquidity and Capital Resources" below, at March 31, 2004, we had cash balances totaling approximately $319,635,000, which includes significant uninvested proceeds from recent equity issuances. These balances are typically invested in short-term low-risk securities that, during the quarter ended March 31, 2004, earned a nominal yield. Our future interest and other income will be partially dependent upon the timing of our investment of these unused offering proceeds and the level of interest earned on these short-term investments.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $46,770,000 for the three months ended March 31, 2004 compared to $45,367,000 for the same period in 2003. Included in depreciation expense with respect to our real estate facilities was $43,060,000 and $42,013,000 for the three months ended March 31, 2004 and 2003, respectively. The increase is due primarily to the development of additional real estate facilities in 2003 and 2004. Depreciation expense with respect to other assets, primarily depreciation of equipment and containers associated with the containerized storage operations, was $2,059,000 and $1,703,000 for the three months ended March 31, 2004 and 2003, respectively. Depreciation expense also includes $1,651,000 for each of the three months ended March 31, 2004 and 2003, relating to the amortization of property management contracts.

         Depreciation and amortization for the three months ended March 31, 2004 with respect to real estate facilities developed the first quarter of 2004 amounted to approximately $59,000. We expect the quarterly depreciation and amortization expense with respect to these facilities for quarters beginning with second quarter of 2004 will approximate $179,000.

         GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended March 31, 2004 increased 38.4% to $5,884,000 as compared to $4,250,000 for the same period in 2003. General and administrative expense principally consists of state income taxes, investor relation expenses and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, stock-based compensation and product research and development expenditures.

         The increase in general and administrative expense for the three months ended March 31, 2004 as compared to the same period in 2003 is primarily due to increased stock-based compensation expense from $167,000 to $967,000, combined with $610,000 in employee termination costs during the three months ended March 31, 2004 (none in the same period in 2003).

         Stock-based compensation expense for the three months ended March 31, 2004 included $119,000 in stock option expense, $534,000 in restricted stock expense, and $314,000 in payroll taxes and other costs associated with employees' exercise of approximately 811,000 stock options in the three months ended March 31, 2004. Stock-based compensation expense totaled $167,000 in the three months ended March 31, 2003, which is comprised of $99,000 in stock option expense and $68,000 in payroll taxes and other costs associated with employees' exercise of 143,000 stock options during the three months ended March 31, 2003.

         Restricted stock expense, based upon restricted stock units outstanding at March 31, 2004, should approximate $2,136,0000 for the year ended December 31, 2004, while stock option expense should approximate $510,000 in 2004, exclusive of payroll taxes on exercise of options. Future grants of restricted stock units and stock options could further increase our future stock-based compensation expense. The future level of payroll taxes and other costs associated with the employees' exercise of stock options will depend upon the timing of the employees' exercise of approximately 2.3 million remaining stock options outstanding at March 31, 2004, the Company's stock price at the time of exercise, and the level of future grants of stock options.

         INTEREST EXPENSE: Interest expense was $100,000 and $453,000 for the three months ended March 31, 2004 and 2003, respectively. Interest capitalized during the three months ended March 31, 2004 and 2003 was $1,125,000 and $1,525,000, respectively. The decrease in interest expense in 2004 compared to 2003 is principally the result of lower interest expense on notes payable due to scheduled principal repayments. The reduction in capitalized interest is a result of a lower average balance of in-process development projects. Interest expense (prior to capitalized interest) should continue to decrease as we make scheduled principal payments.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three months ended March 31, 2004 and 2003:


                                                     Three Months Ended March 31,
                                               -----------------------------------------
                Description                       2004           2003          Change
--------------------------------------------   -----------   ------------    -----------
                                                        (Amounts in thousands)
Preferred partnership interests:
     Special Distribution and Topic D-42 (a)   $   10,063       $       -     $  10,063
     Ongoing distributions (b)..........            6,554           6,726          (172)
Consolidated Development Joint Venture (c)            957             743           214
Convertible Partnership Units (d).......               40              65           (25)
Acquired minority interests (e) ........                -             359          (359)
Other minority interests (f)............            3,006           2,775           231
                                               -----------   ------------    -----------
    Total minority interests in income..        $  20,620      $   10,668     $   9,952
                                               ===========   ============    ===========


(a) As described more fully below, holders of $200,000,000 of our Series N preferred partnership units agreed to a restructuring which included reducing their distribution rate from 9.5% to 6.4% in exchange for a special distribution of $8,000,000. This special distribution, combined with $2,063,000 in costs incurred at the time the units were originally issued that were charged against income in accordance with the Securities and Exchange Commissions' clarification of EITF Topic D-42, are included in minority interest in income.

(b) The decrease in ongoing distributions is due to the reduction in rate on $200,000,000 of the preferred partnership units from 9.5% to 6.4%, effective March 22, 2004. Ongoing distributions, beginning in the second quarter of 2004, should amount to approximately $5,176,000 per quarter.

(c) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $963,000 and $851,000 in depreciation expense for the three months ended March 31, 2004 and 2003, respectively.

(d) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 8 to the consolidated financial statements). Included in minority interest in income is $85,000 and $97,000 in depreciation expense for the three months ended March 31, 2004 and 2003, respectively.

(e) These amounts reflect income allocated to minority interests that the Company acquired in April, 2003 and are no longer outstanding at March 31, 2004. Included in minority interest in income is $143,000 in depreciation expense for the three months ended March 31, 2003 (none for the three months ended March 31, 2004).

(f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three months ended March 31, 2004 and 2003. Included in minority interest in income is $527,000 and $555,000 in depreciation expense for the three months ended March 31, 2004 and 2003, respectively.

         On March 22, 2004, certain investors who hold $200 million of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units agreed, in exchange for a special distribution of $8,000,000, to a reduction in the distribution rate on their preferred units from 9.50% per year to 6.40% per year, and an extension of the call date for these securities to March 17, 2010. The investors also received their distribution that accrued from January 1, 2004 through the effective date of the exchange.

         As a result of this agreement, income allocable to minority interests increased, and the Company's net income decreased $10,063,000 due to (1) the $8,000,000 cash payment to the holders of the preferred units and (2) the application of the SEC Observer's recent clarification of EITF Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" totaling $2,063,000, which represents the excess of the $200 million stated amount of the preferred units over their carrying amount. Beginning with the second quarter of 2004, this restructuring will result in a decrease in income allocable to minority interests causing an increase in our net income by $1.55 million per quarter.

         The increase in minority interest in income with respect to the Consolidated Development Joint Venture is due to an increase in income with respect to the properties owned by this entity. We expect that minority interest in income with respect to the Consolidated Development Joint Venture will continue to increase as the properties owned by this entity, substantially all of which are newly developed facilities in the fill-up stage, continue to stabilize their operations and increase the earnings of this entity.

         The acquired minority interests reflect earnings allocated to interests the Company didn't own in PS Partners IV, Ltd, which the Company acquired on April 28, 2003 for an aggregate cost of approximately $23,377,000. Following the Company's acquisition of these interests, there will be no further income allocated to these interests.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three months ended March 31, 2004 and 2003, comprised of investments in the Consolidated Entities described in Note 8 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         DISCONTINUED OPERATIONS: During the first quarter of 2003, we entered into a business plan to exit the Knoxville, Tennessee market, and listed our four self-storage facilities (the "Knoxville Facilities") in this market for sale. In addition, in October 2003, we sold a self-storage facility located in Perrysburg, Ohio (collectively, the "Sold Self-Storage Facilities").

         As described more fully in Note 3 to the consolidated financial statements, during 2002 and 2003 we implemented a business plan which included the closure of 31 of 55 containerized storage facilities that were open at December 31, 2001. We also closed an additional facility during the three months ended March 31, 2004.
The 32 facilities are hereinafter referred to as the "Closed Facilities."

         The current and prior period operations for the Sold Self-Storage Facilities and Closed Facilities have been reclassified into the line-item "Discontinued Operations" on our consolidated income statement.

         The following table summarizes the historical operations of the Sold Self-Storage Facilities and the Closed Facilities:

DISCONTINUED OPERATIONS:

                                             Three Months Ended March 31,
                                        --------------------------------------
                                           2004          2003          Change
                                        -----------   ----------   -----------
                                                 (Amounts in thousands)
Rental income (a):
  Sold Self-Storage Facilities....      $       -     $    463     $    (463)
  Closed Facilities...............            802        3,572        (2,770)
                                        -----------   ----------   -----------
       Total rental income........            802        4,035        (3,233)
                                        -----------   ----------   -----------
Cost of operations (a):
  Sold Self-Storage Facilities....              -         (186)          186
  Closed Facilities...............           (985)      (3,369)        2,384
                                        -----------   ----------   -----------
       Total cost of operations...           (985)      (3,555)        2,570
                                        -----------   ----------   -----------
Depreciation expense (a):
  Sold Self-Storage Facilities....              -         (159)          159
  Closed Facilities...............            (78)        (514)          436
                                        -----------   ----------   -----------
       Total depreciation ........            (78)        (673)          595
                                        -----------   ----------   -----------
Asset impairment and lease termination charges (b):
  Closed Facilities...............           (169)           -          (169)
                                        -----------   ----------   -----------
Net discontinued operations.......      $    (430)    $   (193)    $    (237)
                                        ===========   ==========   ===========

(a) These amounts represent the historical operations of the Sold Self-Storage Facilities and the Closed Facilities, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) An asset impairment charge in the amount of $169,000 was recorded in the three months ended March 31, 2004 related to the closure of a non-strategic containerized storage facility during the period. There was no impairment charge related to discontinued operations recorded during the three months ended March 31, 2003.

         As of March 31, 2004, three of the Closed Facilities remained open. We expect that the remaining facilities will be closed by the end of the third quarter 2004 and will continue to generate operating losses until final closure. These losses will include the remaining lease obligations on the closed facilities, which, at March 31, 2004, amount to approximately $711,000.

         GAIN (LOSS) ON DISPOSITION OF REAL ESTATE: During the first quarter of 2003, we disposed of two self-storage facilities and a parcel of land for an aggregate of $7,713,000 in cash, and recognized a gain on disposition of $14,000. There were no such gains or losses recorded in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

         Operating as a real estate investment trust ("REIT"), our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be distributed to our shareholders (see "Requirement to Pay Distributions" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to fund distributions to the minority interest, capital improvements to maintain our facilities, and distributions to our shareholders through the use of cash provided by operating activities. The remaining cash flow generated is available to make both principal payments on debt and for reinvestment.


                                                                            Three Months Ended March 31,
                                                                         ---------------------------------
                                                                              2004               2003
                                                                         --------------     --------------
                                                                             (Amounts in thousands)

Net cash provided by operating activities.......................         $    146,927       $    146,915

Allocable to minority interest (Preferred Units) - ongoing
distributions...................................................               (6,554)            (6,726)
Allocable to minority interest (Preferred Units) - special
distribution (a)................................................               (8,000)                 -
Allocable to minority interest (common equity)..................               (5,578)            (5,588)
                                                                         --------------     --------------
Cash from operations allocable to our shareholders..............              126,795            134,601

Capital improvements to maintain our facilities.................               (2,705)            (2,333)
 Add back:  minority interest share of capital improvements to
    maintain facilities.........................................                   44                 57
                                                                         --------------     --------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................              124,134            132,325

Distributions paid:
  Preferred stock dividends.....................................              (38,042)           (37,022)
  Equity Stock, Series A dividends..............................               (5,375)            (5,375)
  Distributions to Common and Class B shareholders..............              (57,348)           (55,995)
                                                                         --------------     --------------
Cash available for principal payments on debt and reinvestment..         $     23,369       $     33,933
                                                                         ==============     ==============


(a) The $8 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.

         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at March 31, 2004, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. At March 31, 2004, we had no outstanding borrowings under our $200 million bank line of credit.

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

         Our credit ratings on each of our series of Cumulative Preferred Stock are "Baa2" by Moody's and "BBB+" by Standard & Poor's.

         Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2004, we had mortgage debt outstanding of $15.7 million (which encumbers 21 facilities with a book value of $55 million) and unsecured long-term debt in the amount of $33.6 million.

         We believe that our size and financial flexibility enables us to access capital when appropriate.

         RECENT ISSUANCE OF PREFERRED STOCK AND PROJECTED REDEMPTION OF PREFERRED SECURITIES: One of our financing objectives over the past several years has been to reduce our average cost of capital with respect to our preferred securities. Accordingly, we have redeemed higher rate preferred securities outstanding and have financed the redemption with cash on-hand or from the proceeds from the issuance of lower rate preferred securities.

         During 2004 and 2005, we had approximately $714 million of preferred securities that became redeemable at our option. The weighted average annual dividend rate with respect to these securities was approximately 9.1%; a rate that is significantly higher than current market conditions. However, during the fourth quarter of 2003 and into 2004, we became increasingly concerned that conditions soon change and that dividend rates with respect to new offerings of preferred securities would begin to rise. It was our desire to limit our "refinancing risk" with respect to anticipated rising rates.

         In that regard, over the past two quarters, we have issued approximately $520 million of our preferred stock raising net proceeds of approximately $504 million. The weighted average annual dividend rate with respect to these securities is approximately 6.4% (6.6% based on the net proceeds received).

         During the first quarter of 2004, we utilized $230 million of the capital raised to redeem our 8.25% Series K preferred stock (which was called for redemption in December 2003) and our 8.25% Series L preferred stock. In addition, during the first quarter of 2004, we restructured $200 million of our 9.5% Series N preferred units reducing the annual dividend rate to 6.4%. These securities were not become callable until 2005. We have approximately $283,625,000 in preferred securities that, at our option, become redeemable in the remainder of 2004 and 2005, with an average coupon of 9.4%, as follows:


                                            Earliest
                                           Redemption       Dividend      Liquidation
               Security                       Date            Rate       Value (000's)
-----------------------------------        ----------       ---------    --------------

 Series M Preferred Stock                    8/17/04           8.750%      $   56,250
 Series D Preferred Stock                    9/30/04           9.500%          30,000
 Series E Preferred Stock                    1/31/05          10.000%          54,875
 Series N Preferred Units                    3/17/05           9.500%          40,000
 Series O Preferred Units                    3/29/05           9.125%          45,000
 Series F Preferred Stock                    4/30/05           9.750%          57,500
                                                            ---------    --------------
    Total securities available for
    redemption                                                   9.4%      $  283,625
                                                            =========    ==============


         Our $319,635,000 cash on hand at March 31, 2004 is sufficient to fund these redemptions. If, however, our cash on hand is utilized for alternative investments such as the acquisition or development of real estate assets, we intend to issue additional lower-rate preferred securities to redeem these securities if. There can be no assurance that we would be able to issue additional preferred securities at a lower rate.

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

         During the three months ended March 31, 2004 and 2003, we paid cash dividends totaling $38,042,000 and $37,022,000, respectively, to the holders of our Cumulative Preferred Stock. We estimate that the distribution requirements with respect to our Preferred Stock outstanding at March 31, 2004 to be approximately $155.2 million per year.

         During the three months ended March 31, 2004 and 2003, we paid cash dividends totaling $6,554,000 and $6,726,000, respectively, to the holders of our preferred partnership units. On March 22, 2004, certain investors who hold $200 million of our 9.5% Series N Cumulative Redeemable Preferred Units agreed, in exchange for a special distribution of $8,000,000, to a reduction in the distribution rate on their preferred units from 9.5% per year to 6.4% per year. We estimate that the remaining distribution requirement with respect to the preferred partnership units outstanding at March 31, 2004 to be approximately $20.7 million per year.

         During each of the three months ended March 31, 2004 and 2003, we paid cash dividends totaling $5,375,000 to the holders of our Equity Stock, Series A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at March 31, 2004, we estimate the total regular distribution for the remainder of 2004 to be approximately $16.1 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

         During the three months ended March 31, 2004, we paid dividends totaling $57,348,000 ($0.45 per common share) to the holders of our common stock. Based upon shares outstanding at March 31, 2004 and a quarterly distribution of $0.45 per share, which was declared by the Board of Directors on May 6, 2004 and payable on June 30, 2004, we estimate dividend payments with respect to our common stock of approximately $57.5 million for the second quarter of 2004.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2004, we have budgeted approximately $53.0 million for capital improvements. During the three months ended March 31, 2004, we incurred capital improvements of approximately $2.7 million. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which are fixed rate. At March 31, 2004, we had total outstanding notes payable of approximately $49.3 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make schedule principal payments. It is our current intention to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         ACQUISITION AND DEVELOPMENT OF REAL ESTATE FACILITIES: No facilities were acquired from third parties during the first three months of 2004 or during the year ended December 31, 2003. Our low level of third party acquisitions is not indicative of either the supply of facilities offered for sale or our ability to finance the acquisitions, but primarily due to prices sought by sellers and our lack of desire to pay such prices. During the remainder of 2004 we will seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

         On January 1, 2004, we entered into a joint venture with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties. The venture will be funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. The venture has a nine month investment period (through September 30, 2004) to identify and acquire facilities. To date no facilities have been acquired by the venture, and accordingly there have been no capital contributions to this partnership from the Company or from the institutional investor.

         In June 2004, we anticipate that we will acquire a limited partnership interest in one of our Consolidated Entities, at an estimated acquisition cost of approximately $24 million.

         In November 1999, we formed a second joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years, the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide the joint venture partner with a maximum return of 10.75% or less in certain circumstances. Our estimate of the purchase price of this interest is approximately $105 million.

         We currently have a development "pipeline" of 42 self-storage facilities, combination facilities, and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $148.7 million. Approximately $51.2 million of development cost has been incurred as of March 31, 2004. We have acquired the land for 38 of these projects, which have an aggregate estimated cost of approximately $126.8 million, and costs incurred as of March 31, 2004 of approximately $50.8 million. The remaining four facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $97.5 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY

                                                                             Total
                                                    Number     Net         estimated     Costs incurred
                                                      of     rentable     development        through         Costs to
                                                   projects   sq. ft.        costs           3/31/04         complete
                                                  ---------  ---------  ---------------  --------------- ---------------
                                                                               (Amounts in thousands)
  Facilities currently under construction:
    Self-storage facilities                            4          251      $   29,588       $   22,918       $    6,670
    Expansions and other enhancements to
     existing self-storage facilities                 12          545          30,511           17,242           13,269
                                                 ---------  ---------  ---------------  ---------------  ---------------
                                                      16          796          60,099           40,160           19,939

  Facilities awaiting  construction,  where land
     is acquired:
    Self-storage facilities                            3          224          23,785            9,684           14,101
    Expansions and other enhancements to
     existing self-storage facilities                 19        1,033          42,904              912           41,9992
                                                 ---------  ---------  ---------------  ---------------  ---------------
                                                      22        1,257          66,689           10,596           56,093

  Self-storage facilities awaiting
    construction, where land has not yet been
    acquired                                           4          243          21,936              443           21,493
                                                 ---------  ---------  ---------------  ---------------  ---------------
  Total Development Pipeline                          42        2,296      $  148,724       $   51,199       $   97,525
                                                 =========  =========  ===============  ===============  ===============


         Included in the 31 "expansions and other enhancements of existing self-storage facilities" are 16 projects associated with the conversion of industrial space, previously used by the discontinued containerized facility operations, into self-storage space. The total amount of self-storage space to come on line from these 16 conversions is approximately 1,048,000 net rentable square feet of traditional self-storage space at a cost of $34,294,000. Also included are enhancements which, while they do not add significant incremental square footage, improve the visual and structural appeal of our existing self-storage facilities.

         In addition to the above projects, we have five parcels of land held for development with total costs of approximately $12,236,000 at March 31, 2004. These parcels will either be developed or sold.

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. For the three months ended March 31, 2004, we repurchased 85,000 shares of our common stock for approximately $3,967,000. In addition, during April 2004, we repurchased an additional 324,700 shares of our common stock, for approximately $14,267,000.

         From the initial authorization through May 6, 2004, we have repurchased a total of 22,081,720 shares of common stock at an aggregate cost of approximately $560.1 million.

ITEM 2A.   RISK FACTORS
-----------------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2003, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At March 31, 2004, the Hughes family owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may be favorable to the other common shareholders.

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

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE FAIL TO QUALIFY AS A REIT.

         You will be subject to the risk that we may not qualify as a REIT. REITs are subject to a range of complex organizational and operational requirements. As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders, including not only holders of our common stock and equity stock but also holders of our preferred stock. Failure to pay full dividends on the preferred stock would prevent us from paying dividends on our common stock and could jeopardize our qualification as a REIT. Other restrictions apply to our income and assets. Our REIT status also depends upon the ongoing qualification of PS Business Parks, Inc. as a REIT, as a result of our substantial ownership interest in that company.

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

WE WOULD INCUR A CORPORATE LEVEL TAX IF WE SELL CERTAIN ASSETS.

         We will generally be subject to a corporate level tax on any net built-in gain if, before November 2005, we sell any of the assets we acquired in the November 1995 reorganization.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At March 31, 2004, our debt of $49.3 million was less than 1.0% of our total assets.

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 93% of our revenue for the three months ended March 31, 2004. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Self-Storage Operations, the gross margin before depreciation of the Consistent Group of facilities declined 3.6% in the three months ended March 31, 2004 as compared to the same period in 2003. Such competition could have been a factor in this decline.

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

         Delays in development and fill-up of our properties would reduce our profitability: Since January 1, 2000, we have opened 61 newly developed self storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $540.4 million. In addition, at March 31, 2004 the Company had 42 projects in development that are expected to begin construction generally by December 31, 2004. These 42 projects have total estimated costs of $148.7 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect the Company's profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact the Company's profitability.

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

WE HAVE NO  INTEREST  IN CANADIAN  SELF-STORAGE  FACILITIES  OWNED BY THE HUGHES
FAMILY

         B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at March 31, 2004. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

         Company personnel have been engaged in the supervision and the operation of these 38 properties and have provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners have reimbursed us at cost for these services in the amount of US$ 542,499 with respect to the Canadian operations and US$151,063 for other services during 2003. There have been conflicts of interest in allocating time of our personnel between Company properties, the Canadian properties, and certain other Hughes Family interests. The sharing of Company personnel with the Canadian entities was substantially eliminated by December 31, 2003.

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred operating losses of $10,058,000 in 2002, generated an operating profit of $2,543,000 in 2003 and $724,000 for the three months ended March 31, 2004. PSPUD closed 32 of 55 facilities that were deemed not strategic to the Company's business plan since 2002.

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

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         We are headquartered in, and approximately one-quarter of our properties are located in, California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by the recently enacted legislation mandating medical insurance for employees of California businesses and members of their families beginning in 2006.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At March 31, 2004, our debt as a percentage of total shareholders' equity (based on book values) was 1.1%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, and Series A - March 31, 2009. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series M through Series X, Series Z and Series A), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $49.3 million at March 31, 2004. Substantially all of the Company's notes payable bear interest at fixed rates. See Note 7 to the consolidated financial statements at March 31, 2004 for approximate principal maturities of the notes payable at March 31, 2004.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

         The Company is a party to the actions described under "Item 3. Legal Proceedings" in the Company's 2003 annual report on Form 10-K There have been no material developments in the actions described in the Company's 2003 annual report on Form 10-K (see Note 14 to the Company's consolidated financial statements).

         The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Company believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial portion of the Company.

ITEM 2.    CHANGES IN  SECURITIES,  USE OF PROCEEDS  AND ISSUER  PURCHASES OF
           ------------------------------------------------------------------
           EQUITY SECURITIES
           -----------------

         On June 12, 1998, we announced that the Board of Directors (the "Directors") authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On subsequent dates the Directors increased the repurchase authorization, the last being April 13, 2001, when the Board of Directors increased the repurchase authorization to 25,000,000 shares.

         The following table contains information regarding the company's repurchase of its common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                         Total Number of      Maximum Number of
                                                                       Shares Purchased as     Shares that May
                                        Total Number   Average Price     Part of Publicly     Yet Be Purchased
                                         of Shares        Paid per      Announced Plans or   Under the Plans or
Period Covered                         Purchased (1)     Share (2)           Programs             Programs
------------------------------------  ---------------  --------------- -------------------   -------------------
January 1 through January 31, 2004            25,000     $    44.05           21,697,020           3,302,980

February 1 through February 29, 2004               -           -              21,697,020           3,302,980

March 1 through March 31, 2004                60,000          47.75           21,757,020           3,242,980
                                      ---------------  ---------------
    Total                                     85,000     $    46.66


(1) All shares were open market purchases and purchased under the company's publicly announced stock repurchase program.

(2) Average price per share is inclusive of commissions totaling $3,400, or 4% per share.

         In addition to the repurchases listed in the table above, we redeemed two of our preferred series during the quarter. On January 20, 2004, we redeemed all 4,600,000 depositary shares of our 8.25% Cumulative Preferred Stock, Series K ($115.0 million) at a redemption price of $25.00 per share, plus a sum equal to all accrued and unpaid dividends from January 1, 2004 through the redemption date. On March 10, 2004, we redeemed all 4,600,000 depositary shares of our 8.25% Cumulative Preferred Stock, Series L ($115.0 million) at a redemption price of $25.00 per share, plus a sum equal to all accrued and unpaid dividends from January 1, 2004 through the redemption date.

         On March 22, 2004, certain investors who hold $200 million of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units agreed, in exchange for a special distribution of $8,000,000, to a reduction in the distribution rate on their preferred units from 9.50% per year to 6.40% per year. The investors also received their distribution that accrued from January 1, 2004 through the effective date of the exchange. As a result of this agreement, the holders of these units exchanged $200,000,000 9.5% Series N units for $200,000,000 6.4% Series NN units.

         See Notes 8, 9 and 15 for additional information on repurchases and redemptions of equity securities.

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

3.3 Amendment to Certificate of Determination for the 10% Cumulative Preferred Stock, Series A. Filed herewith.

3.4 Certificate of Determination for the 9.20% Cumulative Preferred Stock, Series B. Filed with Registrant's Registration Statement No. 33-54557 and incorporated herein by reference.

3.5      Amendment to  Certificate  of  Determination  for the 9.20%  Cumulative
         Preferred  Stock,  Series  B.  Filed  with  Registrant's   Registration
         Statement No. 33-56925 and incorporated herein by reference.

3.6      Certificate of Determination for the 8.25% Convertible Preferred Stock.
         Filed  with  Registrant's   Registration  Statement  No.  33-54557  and
         incorporated herein by reference.

3.7      Certificate  of  Determination   for  the  Adjustable  Rate  Cumulative
         Preferred  Stock,  Series  C.  Filed  with  Registrant's   Registration
         Statement No. 33-54557 and incorporated herein by reference.

3.8 Certificate of Determination for the 9.50% Cumulative Preferred Stock, Series D. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.50% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.9 Certificate of Determination for the 10% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A/A Registration Statement relating to the 10% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.10 Certificate of Determination for the 9.75% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.11     Certificate  of   Determination   for  the  Convertible   Participating
         Preferred Stock. Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

3.12 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

3.13 Certificate of Determination for the 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.14 Certificate of Determination for the 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.15 Certificate of Determination for the Convertible Preferred Stock, Series CC. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

3.16 Certificate of Correction of Certificate of Determination for the Convertible Participating Preferred Stock. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

3.17 Certificate of Determination for 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.18 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-18395 and incorporated herein by reference.

3.19 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

3.20 Certificate of Determination for Equity Stock, Series AA. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.21     Certificate  Decreasing  Shares  Constituting  Equity Stock,  Series A.
         Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.22 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.23     Certificate of Determination for 8% Cumulative Preferred Stock, Series
         J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.24 Certificate of Correction of Certificate of Determination for the 8.25% Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 333-61045 and incorporated herein by reference.

3.25 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.26 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.27 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

3.28 Certificate of Determination for Equity Stock, Series AAA. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

3.29 Certificate of Determination for 9.5% Cumulative Preferred Stock, Series N. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

3.30 Certificate of Determination for 9.125% Cumulative Preferred Stock, Series O. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.31 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.32 Certificate of Determination for 8.600% Cumulative Preferred Stock, Series, Q. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

3.33 Amendment to Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

3.34 Certificate of Determination for 8.000% Cumulative Preferred Stock, Series R. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R and incorporated herein by reference.

3.35 Certificate of Determination for 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

3.36 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

3.37 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

3.38 Amendment to Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.39 Certificate of Determination for 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

3.40 Certificate of Determination for 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.41 Certificate of Determination for 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

3.42 Certificate of Determination for the 6.85% Cumulative Preferred Stock, Series Y. Filed herewith.

3.43 Certificate of Determination for 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

3.44 Certificate of Determination for 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

3.45 Certificate of Determination for 6.40% Cumulative Preferred Stock, Series NN. Filed herewith.

3.46 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.47     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.48     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.49     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.50 Amendment to Bylaws adopted on February 10, 1998. Filed with Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.51 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.52 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrants' Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

3.53 Amendment to Bylaws adopted on November 7, 2002. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.54 Amendment to Bylaws adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.55 Amendment to Bylaws adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

3.56 Amendment to Bylaws adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

10.44 Deposit Agreement dated as of March 5, 2004 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

10.45 Limited Partnership Agreement of PSAF Acquisition Partners, L.P. between PS Texas Holdings, Ltd. and the Limited Partner dated as of December 18, 2003. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.46    Second   Amendment  to  Amended  and  Restated   Agreement  of  Limited
         Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of March 22, 2004. Filed herewith.

10.47 Second Amendment to Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of March 25, 2004. Filed herewith.

10.48 Deposit Agreement dated as of March 31, 2004 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

         *        Compensatory benefit plan.

         **       Management contract.

(b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated February 25, 2004 (filed February 27, 2004), pursuant to Item 5, in connection with the Company's public offering in March 2004 of depositary shares, each representing 1/1,000 of a share of the Company's 6.250% Cumulative Preferred Stock, Series Z.

         The Company furnished a Current Report on from 8-K dated February 26, 2004 (filed February 27, 2004), pursuant to Item 7 with its press release announcing its results for the quarter ended December 31, 2003.

         The Company furnished a Current Report on from 8-K dated February 27, 2004 (filed March 4, 2004), pursuant to Item 5 announcing the resignation of Marvin M. Lotz.

         The Company filed a Current Report on Form 8-K, dated March 19, 2004 (filed March 22, 2004), pursuant to Item 5, in connection with the Company's public offering in March 2004 of depositary shares, each representing 1/1,000 of a share of the Company's 6.1250% Cumulative Preferred Stock, Series A.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DATED:     May 7, 2004

                    PUBLIC STORAGE, INC.

                    By:        /s/  John Reyes
                               John Reyes
                               Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)