Form 10-Q/A
period 2004-03-31
PUBLIC STORAGE INC /CA
filed 2004-06-02
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
                               --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
             (Exact name of registrant as specified in its charter)

            California                                  95-3551121
  -------------------------------        ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

  701 Western Avenue, Glendale, California                       91201-2349
  ----------------------------------------                       ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                EXPLANATORY NOTE


           This Amendment No.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as originally filed on May 7, 2004, is being filed solely to file Exhibit 11 and Exhibit 12 as exhibits thereto. The
Exhibit Index as originally filed indicated Exhibit 11 and Exhibit 12 were filed with the original filing; however Exhibit 11 and Exhibit 12 were not included with the original filing. The Index to Exhibits in Part II Item 6(a) is included for reference.

           Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART II

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

3.3# Amendment to Certificate of Determination for the 10% Cumulative Preferred Stock, Series A. Filed herewith.

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

3.42# Certificate of Determination for 6.850% Cumulative Preferred Stock, Series Y. Filed herewith.

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

3.45# Certificate of Determination for 6.40% Cumulative Preferred Stock, Series NN. Filed herewith.

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

10.46#   Second   Amendment  to  Amended  and  Restated   Agreement  of  Limited
         Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of March 22, 2004. Filed herewith.

10.47# Second Amendment to Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of March 25, 2004. Filed herewith.

10.46 Deposit Agreement dated as of March 31, 2004 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

11+ Statement Re: Computation of Ratio of Earnings per Share. Filed herewith.

12+ Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

---------------------------------------------------

*        Compensatory benefit plan.
**       Management contract.
#        Filed with original filing of this report.
+        Filed with Amendment No. 1 of this report.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Dated: June 2, 2004

                               PUBLIC STORAGE, INC.

                               By:    /s/ John Reyes
                                      ----------------
                                      John Reyes
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal financial officer and duly
                                      authorized officer)