Form 10-Q
period 2004-06-30
PUBLIC STORAGE INC /CA
filed 2004-08-09
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004
                               -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
             (Exact name of registrant as specified in its charter)

               California                               95-3551121
---------------------------------------- ---------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

701 Western Avenue, Glendale, California                91201-2349
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2004:

Common Stock, $.10 Par Value -  128,682,222 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares of Equity Stock, Series A)

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                          Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              June 30, 2004 and December 31, 2003                             1

           Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2004 and 2003               2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Six Months Ended June 30, 2004                          3

           Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2004 and 2003                 4

           Notes to Condensed Consolidated Financial Statements          5 - 33

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations             34 - 62

Item 2A.   Risk Factors                                                 62 - 66

Item 3.    Quantitative and Qualitative Disclosures about Market Risk   66 - 67

Item 4.    Controls and Procedures                                           67

PART II.   OTHER INFORMATION (Items 3 and 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                 68

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities                                              68

Item 4.    Submission of Matters to a Vote of Security Holders          68 - 69

Item 6.    Exhibits and Reports on Form 8-K                             69 - 77

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                          June 30,          December 31,
                                                                                            2004                2003
                                                                                        --------------    ---------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................           $     421,448     $     204,833
Real estate facilities, at cost:
   Land......................................................................               1,351,340         1,332,882
   Buildings.................................................................               3,853,450         3,792,616
                                                                                        --------------    ---------------
                                                                                            5,204,790         5,125,498
   Accumulated depreciation..................................................              (1,237,485)       (1,153,059)
                                                                                        --------------    ---------------
                                                                                            3,967,305         3,972,439
   Construction in process...................................................                  37,432            69,620
   Land held for development.................................................                  12,236            12,236
                                                                                        --------------    ---------------
                                                                                            4,016,973         4,054,295

Investment in real estate entities...........................................                 335,279           336,696
Goodwill.....................................................................                  78,204            78,204
Intangible assets, net.......................................................                 107,987           111,289
Notes receivable, including amounts due from related parties.................                     487           100,510
Other assets.................................................................                  81,494            82,242
                                                                                        --------------    ---------------
              Total assets...................................................           $   5,041,872     $   4,968,069
                                                                                        ==============    ===============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................           $      35,297     $      76,030
Preferred stock called for redemption........................................                       -           115,000
Accrued and other liabilities................................................                 156,882           131,103
                                                                                        --------------    ---------------
         Total liabilities...................................................                 192,179           322,133
Minority interest:
   Preferred partnership interests...........................................                 285,000           285,000
   Other partnership interests...............................................                 121,395           141,137
Commitments and contingencies (Note 14)......................................                       -                 -
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     7,372,836 shares issued (in series) and outstanding, (5,763,986 at
     December 31, 2003) at liquidation preference............................               2,128,275         1,867,025

   Common Stock, $0.10 par value, 200,000,000 shares authorized, 127,732,864
     shares issued and outstanding (126,986,734 at December 31, 2003)........                  12,773            12,699
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                       -                 -
   Paid-in capital...........................................................               2,441,708         2,438,632
   Cumulative net income.....................................................               2,528,087         2,366,660
   Cumulative distributions paid.............................................              (2,667,545)       (2,465,217)
                                                                                        --------------    ---------------
         Total shareholders' equity..........................................               4,443,298         4,219,799
                                                                                        --------------    ---------------
              Total liabilities and shareholders' equity.....................           $   5,041,872     $   4,968,069
                                                                                        ==============    ===============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                                 Three Months Ended            Six Months Ended
                                                                                      June 30,                     June 30,
                                                                               -------------------------- --------------------------
                                                                                 2004          2003          2004         2003
                                                                               -----------   ------------ -----------   ------------
Revenues:
     Rental income:
         Self-storage facilities.........................................      $  213,072    $   196,993  $   419,117   $   386,489
         Commercial properties...........................................           2,836          2,943        5,531         5,789
         Containerized storage facilities................................           7,041          8,553       13,647        15,995
     Tenant reinsurance premiums.........................................           6,093          5,581       12,056        10,796
     Interest and other income...........................................           2,583          2,879        3,940         4,578
                                                                               -----------   ------------ -----------   ------------
                                                                                  231,625        216,949      454,291       423,647
                                                                               -----------   ------------ -----------   ------------
Expenses:
     Cost of operations:
         Self-storage facilities.........................................          74,482         70,379      150,044       135,678
         Commercial properties...........................................           1,065          1,045        2,206         2,238
         Containerized storage facilities................................           4,171          5,274        8,185         9,912
         Tenant reinsurance..............................................           3,750          3,015        6,885         5,714
     Depreciation and amortization.......................................          45,045         45,681       91,815        91,048
     General and administrative..........................................           4,572          4,429       10,456         8,679
     Interest expense....................................................               -            372          100           825
                                                                               -----------   ------------ -----------   ------------
                                                                                  133,085        130,195      269,691       254,094
                                                                               -----------   ------------ -----------   ------------
Income before equity in earnings of real estate entities, minority interest in income, discontinued operations and gain on disposition of real estate
   investments...........................................................          98,540         86,754      184,600       169,553
Equity in earnings of real estate entities (Note 5)......................           4,405          8,999        8,462        13,686
Minority interest in income:
     Preferred partnership interests:
       Based on ongoing distributions....................................          (5,177)        (6,727)     (11,731)      (13,453)
       Special distribution and restructuring allocation (Note 8)........               -              -      (10,063)            -
     Other partnership interests.........................................          (4,580)        (4,043)      (8,583)       (7,985)
                                                                               -----------   ------------ -----------   ------------
Income before discontinued operations and gain on disposition of real estate
   investments...........................................................          93,188         84,983      162,685       161,801
Discontinued operations (Note 3).........................................            (828)        (1,432)      (1,258)       (1,625)
Gain on disposition of real estate investments...........................               -            746            -           760
                                                                               -----------   ------------ -----------   ------------
Net income...............................................................      $   92,360    $    84,297  $   161,427   $   160,936
                                                                               ===========   ============ ===========   ============
Net income allocation:
---------------------
     Allocable to preferred shareholders:
        Based on distributions paid......................................      $   38,780    $    35,699  $    76,822   $    72,721
        Based on redemptions of preferred stock (Restated - Note 2)......               -          1,100        3,723         3,397
     Allocable to Equity Stock, Series A.................................           5,376          5,376       10,751        10,751
     Allocable to common shareholders (Restated - Note 2)................          48,204         42,122       70,131        74,067
                                                                               -----------   ------------ -----------   ------------
                                                                               $   92,360    $    84,297  $   161,427   $   160,936
                                                                               ===========   ============ ===========   ============
Per common share - basic (Restated - Note 2)
     Continuing operations...............................................      $    0.39     $     0.35   $      0.56   $     0.61
     Discontinued operations (Note 3)....................................          (0.01)         (0.01)        (0.01)       (0.01)
                                                                               -----------   ------------ -----------   ------------
                                                                               $    0.38     $     0.34   $      0.55   $     0.60
                                                                               ===========   ============ ===========   ============
Per common share -diluted (Restated - Note 2)
     Continuing operations...............................................      $    0.38     $     0.34   $      0.56   $     0.60
     Discontinued operations (Note 3)....................................          (0.01)         (0.01)        (0.01)       (0.01)
                                                                               -----------   ------------ -----------   ------------
                                                                               $    0.37     $     0.33   $      0.55   $     0.59
                                                                               ===========   ============ ===========   ============
 Net income per depositary share of Equity Stock, Series A (basic and
 diluted)................................................................      $    0.61     $     0.61   $      1.23   $     1.23
                                                                               ===========   ============ ===========   ============
Basic weighted average common shares outstanding.........................         127,632        124,599      127,407       124,340
                                                                               ===========   ============ ===========   ============
Diluted weighted average common shares outstanding.......................         128,548        125,854      128,375       125,536
                                                                               ===========   ============ ===========   ============
Weighted average shares of Equity Stock, Series A (basic and diluted)....           8,776          8,776        8,776         8,776
                                                                               ===========   ============ ===========   ============

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)

                                                                 Cumulative
                                                              Preferred Stock    Common Stock    Paid-in Capital
                                                              ---------------   ---------------  ---------------

Balances at December 31, 2003.............................      $  1,867,025      $     12,699     $  2,438,632

Issuance of cumulative preferred stock:
   Series Y (1,600,000 shares)..........................              40,000                 -                -
   Series Z (4,500 shares)..............................             112,500                 -           (3,744)
   Series A (4,600 shares)..............................             115,000                 -           (3,823)
   Series B (4,350 shares)..............................             108,750                 -           (3,626)

Redemption of cumulative preferred stock, including
   redemption costs:
   Series L (4,600 shares)................................          (115,000)                -              (21)

Restructuring of Series N preferred units (Note 8)......                   -                 -            2,063

Issuance of common stock:
   Exercise of employee stock options (1,155,830 shares)..                 -               115           29,063
   Stock based compensation (Note 11) ....................                 -                 -            1,357

Repurchase of common stock (409,700 shares)...............                 -               (41)         (18,193)

Net income................................................                 -                 -                -

Cash distributions:
   Cumulative preferred stock (Note 9)....................                 -                 -                -
   Equity Stock, Series A ($1.23 per depositary share)....                 -                 -                -
   Common Stock ($0.90 per share).........................                 -                 -                -
                                                              ---------------   ---------------  ---------------
Balances at June 30, 2004.................................      $  2,128,275      $     12,773     $  2,441,708
                                                              ===============   ===============  ===============

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)

                                                                 Cumulative Net      Cumulative      Shareholders'
                                                                     Income        Distributions         Equity
                                                                 --------------    --------------    --------------

Balances at December 31, 2003.............................         $  2,366,660     $ (2,465,217)     $  4,219,799

Issuance of cumulative preferred stock:
   Series Y (1,600,000 shares)..........................                      -                -            40,000
   Series Z (4,500 shares)..............................                      -                -           108,756
   Series A (4,600 shares)..............................                      -                -           111,177
   Series B (4,350 shares)..............................                      -                -           105,124

Redemption of cumulative preferred stock, including
   redemtion costs:
   Series L (4,600 shares)................................                    -                -          (115,021)

Restructuring of Series N preferred units (Note 8)......                      -                -             2,063

Issuance of common stock:
   Exercise of employee stock options (1,155,830 shares)..                    -                -            29,178
   Stock based compensation (Note 11) ....................                    -                -             1,357

Repurchase of common stock (409,700 shares)...............                    -                -           (18,234)

Net income................................................              161,427                -           161,427

Cash distributions:
   Cumulative preferred stock (Note 9)....................                    -          (76,822)          (76,822)
   Equity Stock, Series A ($1.23 per depositary share)....                    -          (10,751)          (10,751)
   Common Stock ($0.90 per share).........................                    -         (114,755)         (114,755)
                                                                 --------------    --------------    --------------
Balances at June 30, 2004.................................         $  2,528,087     $ (2,667,545)     $  4,443,298
                                                                 ==============    ==============    ==============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                   ------------------------------------
                                                                                       2004                 2003
                                                                                   ---------------      ---------------
Cash flows from operating activities:
  Net income..............................................................         $      161,427       $      160,936
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss/(Gain) on sale of assets, net of impairment charge, and impact of
       EITF Topic D-42 included in equity in earnings of real estate entities
       (Note 5)...........................................................                  1,017                 (453)
     Gain on sale of real estate investments..............................                      -                 (760)
     Depreciation and amortization........................................                 91,815               91,048
     Depreciation included in equity in earnings of real estate entities..                 16,534               13,138
     Minority interest in income..........................................                 30,377               21,438
     Depreciation and other adjustments associated with discontinued
       operations (Note 3) ...............................................                    515                1,428
     Impairment charge included in discontinued operations (Note 3).......                    169                  750
     Other................................................................                 24,379                6,354
                                                                                   ---------------      ---------------
              Total adjustments...........................................                164,806              132,943
                                                                                   ---------------      ---------------
                  Net cash provided by operating activities...............                326,233              293,879
                                                                                   ---------------      ---------------

Cash flows from investing activities:
     Principal payments received on mortgage notes receivable.............                100,023               23,401
     Capital improvements to real estate facilities.......................                 (9,644)              (9,814)
     Construction in process and acquisition of land held for development.                (31,772)             (47,591)
     Acquisition of minority interests (Note 8)...........................                (24,000)              (9,867)
     Proceeds from the disposition of land and real estate facilities.....                      -               11,860
     Proceeds from the disposition of investments in real estate entities                       -                  851
     Investment in real estate entities...................................                (16,134)             (17,864)
     Other investments....................................................                 (1,266)              (5,786)
                                                                                   ---------------      ---------------
                  Net cash provided by (used in) investing activities.....                 17,207              (54,810)
                                                                                   ---------------      ---------------
Cash flows from financing activities:
     Borrowings on revolving line of credit...............................                      -               24,000
     Principal payments on notes payable..................................                (40,733)             (32,927)
     Net proceeds from the issuance of common stock.......................                 29,178               21,235
     Net proceeds from the issuance of preferred stock....................                365,057                    -
     Repurchase of common stock...........................................                (18,234)              (6,001)
     Redemption of preferred stock........................................               (230,021)             (87,535)
     Distributions paid to shareholders...................................               (202,328)            (195,609)
     Distributions paid to holders of preferred partnership interests.....                (11,731)             (13,453)
     Special distribution paid to holders of preferred partnership interests               (8,000)                   -
       (Note 8)...........................................................
     Distributions paid to minority interests ............................                (11,877)             (11,218)
     Investment by minority interests.....................................                  1,864                  678
                                                                                   ---------------      ---------------
                  Net cash used in financing activities...................               (126,825)            (300,830)
                                                                                   ---------------      ---------------
Net increase (decrease) in cash and cash equivalents......................                216,615              (61,761)
Cash and cash equivalents at the beginning of the period..................                204,833              103,124
                                                                                   ---------------      ---------------
Cash and cash equivalents at the end of the period........................         $      421,448       $       41,363
                                                                                   ===============      ===============
Supplemental schedule of non-cash investing and financial activities:
     Acquisition of minority interest for consideration including common stock:
       Real estate facilities.............................................                      -      $       (16,687)
       Minority Interest..................................................                      -               (6,690)
     Issuance of common stock to acquire minority interest................                      -               13,510


                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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


              We invest in real estate facilities by acquiring facilities directly or by acquiring interest in real estate entities that own facilities. At June 30, 2004, we had direct and indirect equity interests in 1,415 self-storage facilities with 85.7 million net rentable square feet located in 37 states operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 20.2 million net rentable square feet of commercial and industrial space located in 10 states.


2.       Summary of Significant Accounting Policies
         ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

              The consolidated financial statements include the accounts of the Company and 38 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,387 real estate facilities, consisting of 1,379 self-storage facilities, five industrial facilities used by the containerized storage operations and three commercial properties. All intercompany transactions among the Company and the Consolidated Entities are eliminated in consolidation.

              At June 30, 2004, we had equity investments in seven limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 36 self-storage facilities, which are managed by the Company. In addition, at June 30, 2004, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which wholly owns approximately 18.4 million net rentable square feet of commercial space at June 30, 2004. We do not control these entities. Accordingly, our investment in these limited partnerships and PSB (these entities are referred to collectively as the "Unconsolidated Entities") are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the June 30, 2004 presentation, including discontinued operations (see Note 3), and the application of the Securities and Exchange Commission ("SEC") Observer's clarification of Emerging Issues Task Force ("EITF") Topic D-42 (see "Net Income per Common Share" below).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

              For purposes of financial statement presentation, we consider all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

              Included in cash and cash equivalents at June 30, 2004 is $2,657,000 ($1,835,000 at December 31, 2003) cash held the by the Company's captive insurance programs. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Our captive insurance programs are conducted by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company and its affiliates, which is approximately 90.1% owned by the Company and the Consolidated Entities, and PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a captive insurer formed on December 31, 2003 which is wholly owned by a subsidiary of the Company. Other assets at June 30, 2004 include aggregate investments totaling $29,660,000 ($27,995,000 at December 31, 2003) in held to maturity debt securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair value.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. We recorded $169,000 in impairment charges related to a containerized storage facility that was identified for closure in the first quarter of 2004 (see Note 3). No additional impairments were identified from our evaluations as of June 30, 2004.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

     Accounting for Stock-Based Compensation
     ---------------------------------------

              We utilize the Fair Value Method (as defined in Note 11) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (as defined in Note 11) for employee stock options issued prior to January 1, 2002. Restricted Stock Unit expense is recorded over the relevant vesting period. Included in general and administrative expense for the three and six months ended June 30, 2004, is $170,000 and $289,000, respectively, of compensation expense with respect to stock options, as compared to $100,000 and $199,000, respectively, for the same periods in 2003. During the three and six months ended June 30, 2004, a total of $583,000 and $1,117,000, respectively, in restricted stock compensation expense was included in general and administrative expense (none for the three and six months ended June 30, 2003). See Note 11 for a full discussion of our accounting policies with respect to employee stock options and restricted stock units.

     Other Assets
     ------------

              Other assets primarily consist of containers and equipment associated with the containerized storage operations, assets associated with the truck rental business, accounts receivable, prepaid expenses and investments held by Store-Re and PSIC-H (discussed below). Accounts receivable from customers are net of allowances for doubtful accounts.

              Containers and equipment utilized in our containerized storage business totaled $8,347,000 at June 30, 2004 ($10,895,000 at December 31,
     2003). The carrying amounts are net of accumulated depreciation and asset impairment charges. As discussed in Note 3, during the six months ended June 30, 2004, impairment charges amounting to $169,000 were recorded with respect to containers and equipment utilized in the discontinued containerized storage operations.

              Included in depreciation and amortization expense for the three and six months ended months ended June 30, 2004 is $2,072,000 and $1,928,000, respectively, related to other assets, as compared to $4,131,000 and $3,631,000, respectively, for the same periods in 2003. Included in discontinued operations for the three months ended June 30, 2003 is depreciation expense of $469,000 (none for the three months ended June 30, 2004) related to depreciation of containers and equipment of the discontinued operations of the containerized storage business and $55,000 and $972,000 for the six months ended June 30, 2004 and 2003, respectively.

              Other assets at June 30, 2004 include aggregate investments totaling $29,660,000 ($27,995,000 at December 31, 2003) held to maturity debt securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair market value.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              STOR-Re, which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PSIC-H with respect to these insurance activities for policy periods following March 31, 2004. The Company also utilizes other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 14. STOR-Re and PSIC-H accrue liabilities for covered losses and loss adjustment expense, which at June 30, 2004 totaled $31,481,000 ($28,741,000 at December 31, 2003) with respect to insurance provided to the Company and its affiliates.

              PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to March 31, 2004. PSIC-H succeeded PSIC with respect to these tenant insurance activities effective April 1, 2004, and these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant insurance operations. The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $3,433,000 at June 30, 2004 ($2,486,000 at December 31, 2003).

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

              Goodwill is net of accumulated amortization of $16,515,000 at June 30, 2004 and December 31, 2003. At June 30, 2004, property management contracts are net of accumulated amortization of $57,013,000 ($53,711,000 at December 31, 2003). Included in depreciation and amortization expense for each of the three and six month periods ended June 30, 2004 and 2003 is $1,651,000 and $3,302,000, respectively, with respect to the amortization of property management contracts.

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

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year. Television, yellow page, and other advertising expense totaled $6,764,000 and $7,358,000 for the three months ended June 30, 2004 and 2003, respectively, and $13,608,000 and $11,745,000 for the six months ended June 30, 2004 and 2003, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

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

     Net Income per Common Share
     ---------------------------

              Distributions paid to the holders of our Cumulative Preferred Stock totaling $38,780,000 and $35,699,000 for the three months ended June 30, 2004 and 2003, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders ($76,822,000 and $72,721,000 for the six months ended June 30, 2004 and 2003, respectively).

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

              In conformity with the SEC Observer's clarification, an additional $1,100,000 ($0.01 per diluted share) was allocated to preferred stockholders for the three months ended June 30, 2003 (none in the three months ended June 30, 2004) for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock. For the six months ended June 30, 2004 and 2003, $3,723,000 and $3,397,000, respectively, was allocated to preferred stockholders for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock. It is our policy to record such allocations at the time the securities are called for redemption.

              Prior to the SEC Observer's clarification, we had not allocated additional income to the preferred shareholders upon redemption of our preferred securities, because the amounts paid in redemption were equal to the redemption value stated on our balance sheet. Accordingly, amounts previously presented for the three months ended June 30, 2003 have been restated to conform to the SEC Observer's clarification.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of $5,376,000 for each of the three months ended June 30, 2004 and 2003 and $10,751,000 for each of the six months ended June 30, 2004 and 2003. The remaining $48,204,000 and $42,122,000 (as restated for the impact of EITF Topic D-42) for the three months ended June 30, 2004 and 2003, respectively, was allocated to the regular common shareholders. For the six months ended June 30, 2004 and 2003, $70,131,000 and $74,067,000
     (as restated for the impact of EITF Topic D-42), respectively, was allocated to the regular common shareholders.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities for the three and six months ended June 30, 2004 and 2003, as these shares of common stock are eliminated in consolidation (see Note 9).

3.       Discontinued Operations
         ------------------------

              Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") addresses accounting for discontinued operations. SFAS No. 144 requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and
     (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              During 2002, we adopted a business plan that included the closure of 22 non-strategic containerized storage facilities. During 2003 and 2004, an additional ten facilities (nine and one, respectively) were identified as non-strategic and scheduled for closure. Each of these 32 containerized storage facilities (collectively, the "Closed Facilities") represented components of our containerized storage business segment. The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from operations in future periods, and as a result asset impairment charges for the excess of these assets' net book value over their fair value, determined based upon the values of similar assets, was recorded. In the six months ended June 30, 2003, we did not record any impairment or lease termination charges with respect to discontinued containerized storage facilities. During the three and six months ended June 30, 2004 we recorded lease termination costs of $416,000 related to two discontinued facilities that we vacated during the quarter ended June 30, 2004. For six months ended June 30, 2004 we recorded asset impairment charges in the amount of $169,000 relating to the closure of one facility during the first quarter of 2004.

              Four self storage facilities that we owned in the Knoxville market (the "Knoxville Facilities") were disposed of on July 25, 2003 for aggregate gross proceeds of $11.0 million. The Company financed a substantial part of the buyer's consideration in exchange for a note receivable from the buyer, and in accordance with generally accepted accounting principles, the Company deferred the sale and the corresponding gain of approximately $4.2 million until October 2003 at which time the note receivable was collected in full.

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

              The following table summarizes the historical operations of the Closed Facilities and the Sold Self-Storage Facilities:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)


Discontinued Operations:
                                          Three Months Ended June 30,            Six Months Ended June 30,
                                        ----------------------------------  -------------------------------------
                                         2004         2003       Change       2004          2003        Change
                                        ---------  ----------  -----------  ----------   -----------  -----------
                                            (Amounts in thousands)                 (Amounts in thousands)
Rental income (a):
  Closed Facilities...............      $   129      $2,372      $ (2,243)  $     931     $   5,944    $  (5,013)
  Sold Self-Storage Facilities....            -         481          (481)          -           944         (944)
                                        ---------  ----------  -----------  ----------   -----------  -----------
Total rental income...............          129       2,853        (2,724)        931         6,888       (5,957)
                                        ---------  ----------  -----------  ----------   -----------  -----------
Cost of operations (a):
  Closed Facilities...............          520       2,576        (2,056)      1,505         5,945       (4,440)
  Sold Self-Storage Facilities....            -         204          (204)          -           390         (390)
                                        ---------  ----------  -----------  ----------   -----------  -----------
Total cost of operations..........          520       2,780        (2,260)      1,505         6,335       (4,830)
                                        ---------  ----------  -----------  ----------   -----------  -----------
Depreciation expense (a):
  Closed Facilities...............           21         633          (612)         99         1,147       (1,048)
  Sold Self-Storage Facilities....            -         122          (122)          -           281         (281)
                                        ---------  ----------  -----------  ----------   -----------  -----------
Total depreciation ...............           21         755          (734)         99         1,428       (1,329)
                                        ---------  ----------  -----------  ----------   -----------  -----------
Impairment charge/shutdown costs (b):
  Closed Facilities...............          416         750          (334)        585           750         (165)
                                        ---------  ----------  -----------  ----------   -----------  -----------
Net discontinued operations (c)...      $  (828)     $(1,432)   $     604   $  (1,258)     $ (1,625)   $     367
                                        =========  ==========  ===========  ==========   ===========  ===========


(a) These amounts represent the historical operations of the Closed Facilities and the Sold Self-Storage Facilities, and include amounts previously classified as rental income, cost of operations, and depreciation expense related to real estate and other assets, utilized by the Closed Facilities, in the financial statements in prior periods.

(b) Lease termination costs of $416,000 associated with two facilities were recorded in the three and six months ended June 30, 2004. During the three and six months ended June 30, 2003, a $750,000 impairment charge was recorded with respect to a closed containerized storage facility held for sale. For the six months ended June 30, 2004 an impairment charge of $169,000 was recorded with respect to a facility closed in 2004.

(c) Earnings per share for the each of the three and six month periods ended June 30, 2004 and 2003, respectively, were reduced $0.01 due to the impact from discontinued operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

4.       Real Estate Facilities
         ----------------------

              Activity in real estate facilities is as follows:

                                                               Six Months Ended
                                                             -------------------
                                                                 June 30, 2004
                                                                (In thousands)
Operating facilities, at cost:
   Balance at December 31, 2003........................        $    5,125,498
   Newly developed facilities opened for operations....                63,960
   Acquisition of minority interest (Note 8)...........                 5,688
   Capital improvements................................                 9,644
                                                             -------------------
   Balance at June 30, 2004............................             5,204,790
                                                             -------------------
Accumulated depreciation:
   Balance at December 31, 2003........................            (1,153,059)
   Additions during the year...........................               (84,426)
                                                             -------------------
   Balance at June 30, 2004............................            (1,237,485)
                                                             -------------------
Construction in process:
   Balance at December 31, 2003........................                69,620
   Current development.................................                31,772
   Newly developed facilities opened for operations....               (63,960)
                                                             -------------------
   Balance at June 30, 2004............................                37,432
                                                             -------------------
Land held for development:
   Balance at December 31, 2003........................                12,236
   Disposition of land.................................                     -
   Transfers to construction in progress...............                     -
                                                             -------------------
   Balance at June 30, 2004............................                12,236
                                                             -------------------

Total real estate facilities...........................        $    4,016,973
                                                             ===================

              During the six months ended June 30, 2004, we opened five newly developed self-storage facilities (382,000 net rentable square feet) with an aggregate cost of $46,320,000. We also completed projects to convert space previously used by our containerized storage business into 293,000 net rentable square feet of self-storage space for an aggregate cost of $8,596,000, and two expansion projects to existing self-storage facilities (57,000 net rentable square feet) for an aggregate cost of $5,925,000. In addition, we incurred costs totaling $3,119,000 with respect to visual and structural enhancements to our existing self-storage facilities.

              Construction in process at June 30, 2004 consists primarily of 10 self-storage facilities (725,000 net rentable square feet) and 27 expansion projects and various remodeling projects to enhance the visual and structural appeal of existing self-storage facilities (1,423,000 net rentable square feet). In addition, we have five parcels of land held for development with total costs of approximately $12,236,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three and six months ended June 30, 2004 was $912,000 and $2,037,000, respectively, compared to $1,450,000 and $2,975,000 for the same periods in 2003, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

5.       Investment in Real Estate Entities
         ----------------------------------

              At June 30, 2004, our investments in real estate entities consist of ownership interests in seven partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              For the three and six months ended June 30, 2004, we recognized earnings from our investments of $4,405,000 and $8,462,000, respectively, as compared to $8,999,000 and $13,686,000 for the same periods in 2003, respectively. For the three and six months ended June 30, 2004, our equity in earnings includes our net pro-rata share of PSB's application of EITF Topic D-42 and our pro-rata share of a loss on sale real estate assets, which reduced our equity in earnings a total of $1,017,000. For the six months ended June 30, 2003, our equity in earnings includes our pro-rata share of PSB's impairment charge with respect real estate held for sale, offset by a gain on sale of their real estate assets, which increased our equity in earnings $453,000. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

              We acquired investments in the real estate entities totaling $23,000 and $142,000 for the six months ended June 30, 2004 and 2003, respectively. We received distributions from our investments for the six months ended June 30, 2004 and 2003, in the amount of $9,902,000 and $8,649,000, respectively.

              The following table sets forth our investments in real estate entities at June 30, 2004 and December 31, 2003, and our equity in earnings of real estate entities for the three and six months ended June 30, 2004 and 2003 (amounts in thousands):


                                                                    Equity in Earnings of Real      Equity in Earnings of Real
                                  Investments in Real Estate          Estate Entities for the      Estate Entities for the Six
                                          Entities at               Three Months Ended June 30,       Months Ended June 30,
                               -------------------------------     ----------------------------    ----------------------------
                                   June 30,       December 31,
                                     2003             2003            2004            2003            2004            2003
                               -------------      ------------     ------------    -----------     ------------    ------------
 PSB (a)..................     $   280,747        $   282,428       $     3,172    $     7,731     $     5,696     $    11,150
 Other Investments (b)....          54,532             54,268             1,233          1,268           2,766           2,536
                               -------------      ------------     ------------    -----------     ------------    ------------
   Total..................     $   335,279        $   336,696       $     4,405    $     8,999     $     8,462     $    13,686
                               =============      ============     ============    ===========     ============    ============

(a) Equity in earnings of real estate entities includes our pro-rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro-rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro-rata impact from these items resulted in a reduction of equity in earnings of $1,017,000 for the six months ended June 30, 2004, as compared to an increase in equity in earnings of $453,000 for the six months ended June 30, 2003.

(b) In the second quarter of 2003, we disposed of an investment for cash of $851,000 and recognized a gain on sale of approximately $316,000, which is included on the income statement under "gain on disposition of real estate investments."

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

     Investment in PS Business Parks, Inc.
     -------------------------------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of June 30, 2004. This 44% common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at June 30, 2004 ($40.24 per share of PSB common stock), the shares and units had a market value of approximately $512.0 million as compared to a book value of $280.7 million.

              At June 30, 2004, PSB wholly owned approximately 18.4 million net rentable square feet of commercial space. In addition, PSB manages approximately 960,000 net rentable square feet of commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for the six months ended June 30, 2004 and for the same period in 2003, and the condensed balance sheets of PSB at June 30, 2004 and December 31, 2003. The amounts below represent 100% of PSB's balances and not our pro-rata share.


                                                             Six Months Ended June 30,
                                                         -----------------------------------
                                                               2004               2003
                                                         ----------------    ---------------
                                                              (Amounts in thousands)
   Total revenue prior to gains on sale.............     $      110,920      $       99,336
   Gain on sale of marketable securities............                  -               2,043
   Cost of operations and other expenses............            (37,254)            (30,970)
   Depreciation and amortization....................            (36,218)            (27,745)
   Discontinued operations (a)......................               (161)                 14
   Minority interest................................            (13,030)            (16,031)
                                                         ----------------    ---------------
     Net income.....................................     $       24,257      $       26,647
                                                         ================    ===============

                                                            June 30,          December 31,
                                                              2004                2003
                                                         ----------------    ---------------
                                                              (Amounts in thousands)
   Total assets (primarily real estate).............     $    1,393,086      $    1,358,861
   Total debt.......................................             19,384             264,694
   Other liabilities................................             39,639              35,701
   Preferred equity and preferred minority interest.            668,600             386,423
   Common equity....................................            665,463             672,043



(a) Included in discontinued operations for the six months ended June 30, 2004 is a loss on disposition of a real estate facility of $168,000. Discontinued operations for the six months ended June 30, 2003 includes an impairment charge of $5,907,000 on properties held for sale, net gains on dispositions of real estate facilities of $3,484,000, as well as $2,296,000 in equity in income of discontinued joint venture .

     Other Investments
     -----------------

              The Other Investments consist primarily of an average 45% common equity ownership, which we owned during each of the three and six months ended June 30, 2004 and 2003, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. For the six months ended June 30, 2004 we acquired $23,000 in additional equity interests in these entities and $142,000 for the six months ended June 30, 2003.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                              -----------------------------------
                                                                    2004               2003
                                                              ----------------    ---------------
                                                                  (Amounts in thousands)

   Total revenue........................................      $       13,881      $       13,042
   Cost of operations and other expenses................              (4,858)             (4,568)
   Depreciation and amortization........................              (1,128)             (1,258)
                                                              ----------------    ---------------
     Net income.........................................      $        7,895      $        7,216
                                                              ================    ===============

                                                                    June 30,         December 31,
                                                                      2004             2003
                                                              ----------------    ---------------
                                                                  (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       56,692      $       56,592
   Total debt...........................................               1,115               1,930
   Other liabilities....................................               1,631               1,618
   Partners' equity.....................................              53,946              53,044


6.       Revolving Line of Credit
         ------------------------

              On March 25, 2004, we amended our $200 million credit facility. The amendment extends the maturity date to April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum). At June 30, 2004 and at August 5, 2004, we had no outstanding borrowings on our line of credit.

              The amended Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at June 30, 2004.

7.       Notes Payable
         -------------

              Notes payable at June 30, 2004 and December 31, 2003 consist of the following:


                                                                         Carrying Amount
                                                                 ------------------------------
                                                                    June 30,       December 31,
                                                                      2004             2003
                                                                 -------------     ------------
                                                                     (Amounts in thousands)
Unsecured senior notes:
  7.47% note due January 2004.............................       $          -      $     14,600
  7.66% note due January 2007.............................             33,600            44,800
Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly..............                  -            14,863
  7.134% to 8.75% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between July 2004 and September 2028             1,697             1,767
                                                                 -------------     ------------
         Total notes payable..............................        $    35,297       $    76,030
                                                                 =============     ============

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at June 30, 2004 and December 31, 2003. The 10.55% mortgage notes were paid in full in June 2004 at face value. Mortgage notes payable at June 30, 2004 are secured by two real estate facilities having an aggregate net book value of approximately $11 million at June 30, 2004.

              At June 30, 2004, approximate principal maturities of notes payable are as follows:


                                      Unsecured
                                     Senior Notes       Mortgage Notes          Total
                                    --------------     ----------------       ----------
                                                  (Amounts in thousands)
2004 (remainder of)..........        $          -       $         77           $      77
2005.........................              11,200                156              11,356
2006.........................              11,200                170              11,370
2007.........................              11,200                185              11,385
2008.........................                   -                202                 202
Thereafter...................                   -                907                 907
                                    --------------     ----------------       ----------
                                     $     33,600         $    1,697           $  35,297
                                    ==============     ================       ==========
Weighted average rate........               7.7%               7.9%                 7.7%
                                    ==============     ================       ==========


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

              The restructure of these Preferred Units resulted in an increase in income allocated to minority interests and a reduction to the Company's net income for the six months ended June 30, 2004 of $10,063,000 from (1) the special distribution to the holders of the preferred units ($8,000,000) and (2) the application of the SEC's recent clarification of EITF Topic D-42 ($2,063,000). The $2,063,000 additional reduction in the Company's net income represents the excess of the stated amount of the preferred units over their carrying amount.

              For the three months ended June 30, 2004 and 2003, the holders of preferred units were paid distributions totaling $5,177,000 and $6,727,000, respectively. For the six months ended June 30, 2004 and 2003, preferred unitholders were paid distributions aggregating $19,731,000 (including the $8,000,000 special distribution) and $13,453,000, respectively. Income allocated to the preferred minority interests was $5,177,000 and $6,727,000 for the three months ended June 30, 2004 and 2003, respectively, comprised of distributions paid. Income allocated to preferred minority interests for the six months ended June 30, 2004 and 2003 was $21,794,000 (comprised of distributions paid and an allocation of income of $2,063,000 resulting from the application of EITF Topic D-42) and $13,453,000, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              The following table summarizes the preferred partnership units outstanding at June 30, 2004 and December 31, 2003:


                                                          At June 30, 2004              At December 31, 2003
                     Earliest        Distribution       Units          Carrying         Units        Carrying
    Series      Redemption Date (a)      Rate        Outstanding        Amount       Outstanding      Amount
--------------  -------------------  -------------  --------------    ----------     ------------   ------------
                                                   (Amounts in thousands)
Series N......      March 17, 2005        9.500%           1,600       $  40,000           9,600     $  240,000
Series NN.....      March 17, 2010        6.400%           8,000          200,000              -              -
Series O......      March 29, 2005        9.125%           1,800           45,000          1,800         45,000
                                                    --------------    ----------     -----------    ------------
Total                                                     11,400       $ 285,000          11,400     $  285,000
                                                    ==============    ==========     ===========    ============


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

     Other Partnership Interests
     ---------------------------

              The following table sets forth the minority interests at June 30, 2004 and December 31, 2003 as well as the distributions paid to minority interests for the six months ended June 30, 2004 and 2003 with respect to the other partnership interests (amounts in thousands):


                                                                                     Distributions to Minority
                                                 Minority Interest at           Interests for the Six Months Ended
                                             ------------------------------     ----------------------------------
                                              June 30,        December 31,            June 30,         June 30,
               Description                     2004              2003                  2004             2003
-----------------------------------------    -----------      -------------     ----------------    --------------
Consolidated Development Joint Venture...    $   65,945       $    68,490           $     4,922      $    4,924
Convertible Partnership Units...........          6,177             6,259                   213             213
Other consolidated partnerships..........        49,273            66,388                 4,878           5,403
                                             -----------      -------------     ---------------     --------------
Total other partnership interests........    $  121,395       $   141,137           $    10,013      $   10,540
                                             ===========      =============     ===============     ==============


              Income is allocated to the minority interests based upon their pro-rata interest in the operating results of the Consolidated Entities. The following table sets forth minority interest in income with respect to the other partnership interests for the three and six months ended June 30, 2004 and 2003 (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)


                                                   Minority Interest in Income for the    Minority Interest in Income for the
                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                   -----------------------------------    -----------------------------------
                   Description                            2004               2003              2004                2003
--------------------------------------------       ----------------    ---------------    --------------      ---------------
Consolidated Development Joint Venture......          $     1,420         $      870       $     2,377        $     1,613
Convertible Partnership Units...............                   91                 82               131                147
Other Consolidated Partnerships.............                3,069              3,091             6,075              6,225
                                                   ----------------    ---------------    --------------      ---------------
Total other partnership interests...........          $     4,580         $    4,043       $     8,583        $    7,985
                                                   ================    ===============    ==============      ===============


     Consolidated Development Joint Venture
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 9). At June 30, 2004, the Consolidated Development Joint Venture was fully committed having completed construction on 22 self-storage facilities for a total cost of $108.6 million.

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at June 30, 2004). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

              In consolidation, the Equity Stock, Series AAA owned by the joint venture and the related dividend income has been eliminated. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, net of cumulative distributions.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              See Note 13, "Recent Accounting Pronouncements" for further discussion of the impact of recent accounting pronouncements on the accounting for these interests.

     Convertible Partnership Units
     -----------------------------

              As of June 30, 2004 and December 31, 2003, one of our Consolidated Entities had approximately 237,935 convertible operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into the Company's common stock at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the six months ended June 30, 2004 and the year ended December 31, 2003, no units were converted.

     Other Consolidated Partnerships
     -------------------------------

              At June 30, 2004, the other consolidated partnerships reflect common equity interests that the Company does not own in 25 entities owning an aggregate of 123 self-storage facilities.

              On June 30, 2004, we acquired the remaining minority interest we did not own in one of the Consolidated Entities, for an aggregate of $24,000,000 cash. The purchase price is subject to adjustment based upon the completion of independent appraisals. This acquisition had the effect of reducing minority interest by $18,312,000, with the excess of cost over underlying book value ($5,688,000) allocated to real estate.

              On April 28, 2003 we acquired through a merger all of the remaining limited partnership interest not owned by the Company in PS Partners IV, Ltd., a partnership which is consolidated with the Company. The acquisition cost was $23,377,000, consisting of the issuance of 426,859 shares of our common stock ($13,510,000) valued at the closing price of our common stock on the date of acquisition and cash of $9,867,000; this acquisition had the effect of reducing minority interest by $6,690,000, with the excess of cost over underlying book value ($16,687,000) allocated to real estate.

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

9.       Shareholders' Equity
         --------------------

     Cumulative Preferred Stock
     --------------------------

              At June 30, 2004 and December 31, 2003, we had the following series of Cumulative Preferred Stock outstanding:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)


                                                             At June 30, 2004             At December 31, 2003
                           Earliest                     ---------------------------    ---------------------------
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series              Date (a)         Rate        Outstanding      Amount        Outstanding       Amount
---------------------   -------------    ------------  -------------   -------------   -------------   -----------
                                                                       (Dollar amount in thousands)
Series D                 9/30/04              9.500%       1,200,000    $    30,000       1,200,000    $    30,000
Series E                 1/31/05             10.000%       2,195,000         54,875       2,195,000         54,875
Series F                 4/30/05              9.750%       2,300,000         57,500       2,300,000         57,500
Series K                 1/19/04 (b)          8.250%               -              -               -              -
                         (c)
Series L                 3/10/04 (c)          8.250%               -              -           4,600        115,000
Series M                 8/17/04 (d)          8.750%           2,250         56,250           2,250         56,250
Series Q                 1/19/06              8.600%           6,900        172,500           6,900        172,500
Series R                 9/28/06              8.000%          20,400        510,000          20,400        510,000
Series S                 10/31/06             7.875%           5,750        143,750           5,750        143,750
Series T                 1/18/07              7.625%           6,086        152,150           6,086        152,150
Series U                 2/19/07              7.625%           6,000        150,000           6,000        150,000
Series V                 9/30/07              7.500%           6,900        172,500           6,900        172,500
Series W                 10/6/08              6.500%           5,300        132,500           5,300        132,500
Series X                 11/13/08             6.450%           4,800        120,000           4,800        120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000               -              -
Series Z                 3/5/09               6.250%           4,500        112,500               -              -
Series A                 3/31/09              6.125%           4,600        115,000               -              -
Series B                 6/30/09              7.125%           4,350        108,750               -              -
                                                       -------------   -------------   -------------   -----------
      Total Cumulative Preferred Stock                     7,372,836    $ 2,128,275      5,763,986    $ 1,867,025
                                                       =============   =============   =============   ===========


(a) Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Stock outstanding at June 30, 2004 is not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per share (or depositary share in the case of the Series M through X, and Series Z, A and B), plus accrued and unpaid dividends.

(b) The Series K Cumulative Preferred Stock was called for redemption in December 2003 and was redeemed in January 2004 along with the unpaid distributions from January 1, 2004 through the redemption date. Accordingly, the redemption value of $115,000,000 was classified as a liability at December 31, 2003.

(c)      Series was redeemed on the date  indicated.

(d) On July 15, 2004, the Series M Cumulative Preferred Stock was called for redemption.

              Our Cumulative Preferred Stock, issued in series, has general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 2004, there were no dividends in arrears and the Debt Ratio was 0.6%.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              During the first quarter of 2004, we issued three series of Cumulative Preferred Stock: Series Y - issued January 2, 2004, net proceeds $40,000,000, Series Z - issued March 5, 2004, net proceeds $108,756,000, and Series A - issued March 19, 2004, net proceeds $111,177,000. On June 30, 2004 we issued our Series B Cumulative Preferred Stock for net proceeds of $105,124,000. In addition during the first quarter of 2004, we redeemed our Series K (which was called for redemption in December 2003) and Series L Cumulative Preferred Stock, at par. The total cost of redemption of Series L was $115,021,000 (including redemption expenses), plus accrued dividends.

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

     Equity Stock, Series A
     ----------------------

              At June 30, 2004, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     (i) five times the per share dividend on our common stock or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     Equity Stock, Series AA
     -----------------------

              In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, designated as Equity Stock, Series AA ("Equity Stock AA") to Diversified Storage Venture Fund, a consolidated partnership.

              On June 30, 2004, the Equity Stock, Series AA was retired in connection with our aforementioned acquisition of the remaining interests we didn't own in Diversified Storage Venture Fund. For periods prior to June 30, 2004, the Equity Stock AA was eliminated in consolidation.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

     Equity Stock, Series AAA
     ------------------------

              In November 1999, we sold $100,000,000 (4,289,544 shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed joint venture (the "Consolidated Development Joint Venture"). We control the joint venture and consolidate the accounts of the joint venture, and accordingly the Equity Stock AAA is eliminated in consolidation. The Equity Stock AAA ranks on a parity with our common stock and junior to the Cumulative Preferred Stock with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions on these shares if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              At June 30, 2004, entities consolidated with the Company owned 893,432 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles the Company's legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at June 30, 2004 and December 31, 2003:

Reconciliation of Common Shares Outstanding       At June 30,    At December 31,
-------------------------------------------          2004            2003
                                                  ------------  ----------------

Legally issued and outstanding shares........     128,626,296       127,710,466
Less - Shares owned by the Consolidated
    Entities that are eliminated in                  (893,432)         (723,732)
    consolidation............................
                                                  ------------  ----------------
Reported issued and outstanding shares.......     127,732,864        126,986,734
                                                  ============  ================

              The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 2004 we purchased 169,700 shares through one of the Consolidated Entities.

                                       23
     Dividends

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              The following table summarizes dividends declared and paid during the six months ended June 30, 2004:


                                         Distributions Per
                                        Share or Depositary
                                               Share         Total Distributions
                                        -------------------  -------------------
Preferred Stock:
Series D..............................         $1.188             1,426,000
Series E..............................         $1.250             2,744,000
Series F..............................         $1.219             2,802,000
Series K..............................         $0.109               501,000
Series L .............................         $0.395             1,818,000
Series M..............................         $1.094             2,460,000
Series Q..............................         $1.075             7,418,000
Series R..............................         $1.000            20,400,000
Series S..............................         $0.984             5,660,000
Series T..............................         $0.953             5,800,000
Series U..............................         $0.953             5,720,000
Series V..............................         $0.938             6,468,000
Series W..............................         $0.813             4,306,000
Series X..............................         $0.806             3,870,000
Series Y..............................         $0.852             1,363,000
Series Z..............................         $0.508             2,285,000
Series A..............................         $0.387             1,781,000
Series B..............................           -                        -
                                                             -------------------
                                                                 76,822,000
Common Stock:
Equity Stock, Series A................         $1.225            10,751,000
Common ...............................         $0.900           114,755,000
                                                             -------------------
   Total dividends....................                       $  202,328,000
                                                             ===================

              The dividend rate on the common stock was $0.45 per common share and $0.90 per common share for the three and six months ended June 30, 2004, respectively. The dividend rate on the Equity Stock A was $0.6125 per depositary share and $1.225 per depositary share for the three and six months ended June 30, 2004, respectively.

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

              The self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities, and the ownership of equity interests in entities that own self-storage properties. The containerized storage operations represent another segment. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent. The tenant reinsurance operations reflect a business segment which reinsures policies against losses to goods stored by tenants in our self-storage facilities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

     Measurement of Segment Profit or Loss
     -------------------------------------

              We evaluate performance and allocate resources based upon the net segment income of each segment. Net segment income represents net income in conformity with accounting principles generally accepted in the United States and our significant accounting policies as stated in Note 2, before interest and other income, interest expense, corporate general and administrative expense, and minority interest in income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

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

              The following table reconciles the revenue by segment to the Company's consolidated revenues:


                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                     ---------------------------             ------------------------
                                                         2004          2003         Change       2004         2003       Change
                                                     -----------  --------------  ---------- ----------- ------------- ----------
                                                                            (Dollar amounts in thousands)
      Reconciliation of Revenues by Segment:

      Self-storage property rentals................   $ 213,072    $  196,993     $  16,079   $ 419,117   $  386,489   $  32,628
      Commercial property rentals..................       2,836         2,943          (107)      5,531        5,789        (258)
      Containerized storage........................       7,041         8,553        (1,512)     13,647       15,995      (2,348)
      Tenant reinsurance...........................       6,093         5,581           512      12,056       10,796       1,260
      Interest and other income....................       2,583         2,879          (296)      3,940        4,578        (638)
                                                     -----------  --------------  ---------- ----------- ------------- ----------
      Total revenues...............................   $ 231,625    $  216,949     $  14,676   $ 454,291  $  423,647    $  30,644
                                                     ===========  ==============  ========== =========== ============= ==========

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)


              The following table reconciles the performance of each segment to our consolidated net income. It further provides detail of the segment components of the income statement item, "Equity in earning of real estate entities."


                                                                 Three Months Ended
                                                                      June 30,
                                                             ------------------------
                                                                2004           2003       Change
                                                             -----------   ----------   ---------- -
                                                                 (Amounts in thousands)
Reconciliation of Net Income by Segment:

Self-storage
  Self-storage net operating income.......................   $ 138,590      $126,614     $ 11,976
  Self-storage depreciation...............................     (43,057)      (43,485)         428
  Equity in earnings - self - storage property operations.       1,586         1,447          139
  Equity in earnings - depreciation (self-storage) .......        (384)         (564)         180
  Discontinued operations (Note 3) .......................           -           155         (155)
                                                             -----------   ----------   ---------- -
      Total self-storage segment net income...............      96,735        84,167       12,568
                                                             -----------   ----------   ---------- -
  Commercial  properties
  Commercial properties net operating income..............       1,771         1,898         (127)
  Depreciation and amortization - commercial properties...        (574)         (674)         100
  Equity in earnings - commercial property operations.....      16,601        15,331        1,270
  Equity in earnings - depreciation (commercial
     properties) .........................................      (7,875)       (6,280)      (1,595)
                                                             -----------   ----------   ---------- -
      Total commercial property segment net income.........      9,923        10,275         (352)
                                                             -----------   ----------   ---------- -
  Containerized storage
  Containerized storage net operating income..............       2,870         3,279         (409)
  Containerized storage depreciation......................      (1,414)       (1,522)         108
  Discontinued operations (Note 3) .......................        (828)       (1,587)         759
                                                             -----------   ----------   ---------- -
      Total containerized storage segment net income......         628           170          458
                                                             -----------   ----------   ---------- -
  Tenant Reinsurance
   Tenant reinsurance net income..........................       2,343         2,566         (223)
                                                             -----------   ----------   ---------- -
  Other items not allocated to segments
  Equity in earnings - general and administrative and
     other................................................      (5,523)         (935)      (4,588)
  Interest and other income...............................       2,583         2,879         (296)
  General and administrative..............................      (4,572)       (4,429)        (143)
  Interest expense........................................           -          (372)         372
  Minority interest in income.............................      (9,757)      (10,770)       1,013
  Gain on disposition of real estate......................           -           746         (746)
                                                             -----------   ----------   ---------- -
      Total other items not allocated to segments              (17,269)      (12,881)      (4,388)
                                                             -----------   ----------   ---------- -
       Total consolidated net income......................   $  92,360      $ 84,297     $  8,063
                                                             ===========   ==========   ========== =


                                                                    Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                   2004         2003        Change
                                                                -----------  -----------   ----------
                                                                    (Amounts in thousands)
Reconciliation of Net Income by Segment:

Self-storage
  Self-storage net operating income.......................       $ 269,073    $ 250,811    $ 18,262
  Self-storage depreciation...............................         (87,804)     (86,720)     (1,084)
  Equity in earnings - self - storage property operations.           3,270        2,875         395
  Equity in earnings - depreciation (self-storage) .......            (778)        (829)         51
  Discontinued operations (Note 3) .......................               -          273        (273)
                                                                -----------  -----------   ----------
      Total self-storage segment net income...............         183,761      166,410      17,351
                                                                -----------  -----------   ----------
  Commercial  properties
  Commercial properties...................................           3,325        3,551        (226)
  Depreciation and amortization - commercial properties...          (1,159)      (1,299)        140
  Equity in earnings - commercial property operations.....          33,794       30,031       3,763
  Equity in earnings - depreciation (commercial
     properties) .........................................         (15,756)     (12,309)     (3,447)
                                                                -----------  -----------   ----------
      Total commercial property segment net income.........         20,204       19,974         230
                                                                -----------  -----------   ----------
  Containerized storage
  Containerized storage net operating income..............           5,462        6,083        (621)
  Containerized storage depreciation......................          (2,852)      (3,029)        177
  Discontinued operations (Note 3) .......................          (1,258)      (1,898)        640
                                                                -----------  -----------   ----------
      Total containerized storage segment net income......           1,352        1,156         196
                                                                -----------  -----------   ----------
  Tenant Reinsurance
   Tenant reinsurance net income..........................           5,171        5,082          89
                                                                -----------  -----------   ----------
  Other items not allocated to segments
  Equity in earnings - general and administrative and
     other................................................         (12,068)      (6,082)     (5,986)
  Interest and other income...............................           3,940        4,578        (638)
  General and administrative..............................         (10,456)      (8,679)     (1,777)
  Interest expense........................................            (100)        (825)        725
  Minority interest in income.............................         (30,377)     (21,438)     (8,939)
  Gain on disposition of real estate......................               -          760        (760)
                                                                -----------  -----------   ----------
      Total other items not allocated to segments                  (49,061)     (31,686)    (17,375)
                                                                -----------  -----------   ----------
       Total consolidated net income......................       $ 161,427    $ 160,936    $    491
                                                                ===========  ===========   ==========

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

              For the three and six months ended June 30, 2004, we recorded $170,000 and $289,000 in stock option compensation expense, respectively, related to options granted after January 1, 2002. For the same periods in 2003 we recorded $100,000 and $199,000, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated average value of stock options granted in the first six months of 2004 was based upon an estimated life of 5 years, a risk-free rate of 3.26%, an expected dividend yield of 7%, and expected volatility of 0.202.

              If we had recorded stock option expense applying the Fair Value Method to all awards, we would have recognized an additional $291,000 and $1,409,000 for the six months ended June 30, 2004 and 2003, respectively, in stock option compensation expense. Basic earnings per share would have been $0.55 and $0.58 for the six months ended June 30, 2004 and 2003, respectively. Diluted earnings per share would have been $0.54 and $0.58 for the six months ended June 30, 2004 and 2003, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

     Restricted Stock Units
     ----------------------

              Restricted stock units vest over a five-year period from the date of grant at the rate of one-fifth per year. The employee receives additional compensation equal to the per-share dividends received by common shareholders. Upon vesting, the employee receives regular common shares equal to the number of vested restricted stock units in exchange for the units. The total value of each restricted stock unit grant, based upon the market price of the Company's common stock at the date of grant, combined with the estimated payroll taxes and other payroll burden costs to be incurred upon vesting, is amortized over the vesting period as compensation expense. Outstanding restricted stock units are included on a one-for-one basis in the Company's diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period.

              At June 30, 2004, approximately 300,000 restricted stock units were outstanding. A total of $583,000 and $1,117,000 in restricted stock expense was recorded for the three and six months ended June 30, 2004, which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as accrued estimated burden to be incurred upon vesting.

12.      Related Party Transactions
         --------------------------

     Relationships and Transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board of Directors, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at June 30, 2004. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Prior to December 31, 2003, our personnel were engaged in the supervision and the operation of these 38 self-storage facilities and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services, amounting to $214,000 and $482,000 for the three and six months ended June 30, 2003, respectively (none for the six months ended June 30, 2004). There have been conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003. The Canadian entities claim that the Company owes them CND $653,424, representing the amount charged to them for the development of certain systems that they no longer utilize. This amount has been accrued on the Company's financial statements for the six months ended June 30, 2004.

              In November 1999, we formed the Consolidated Development Joint Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. This transaction is discussed more fully in Note 8.

              The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the 38 self-storage facilities in Canada. The Company had acquired the tenant insurance business in December 31, 2001 through its acquisition of PSIC.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

     PS Business Parks, Inc.
     -----------------------

              Ronald L. Havner Jr., our Vice-chairman and Chief Executive Officer, is also chairman of PSB and was CEO of PSB until August 12, 2003. For 2003 services, Mr. Havner was compensated by PSB, as well as by the Company.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses the Company for certain administrative services. PSB's share of these costs totaled approximately $85,000 for each of the three months ended June 30, 2004 and 2003 and $170,000 for each of the six months ended June 30, 2004 and 2003, and were computed in accordance with a methodology intended to fairly allocate these costs.

              PSB manages certain of the commercial facilities owned by the Company pursuant to management agreements for a management fee equal to 5% of revenues. The Company paid a total of $144,000 and $282,000 for the three and six months ended June 30, 2004, respectively, as compared to $103,000 and $243,000, respectively, for the same periods in 2003, in management fees with respect to PSB's property management services.

              In December 2003, the Company loaned $100,000,000 to PSB. This loan bore interest at the rate of 1.45% per year. This loan, which was fully repaid by March 8, 2004, was included in Notes Receivable at December 31, 2003. For the six months ended June 30, 2004, we recorded approximately $127,000 of interest income with respect to this loan.

     STOR-Re Mutual Insurance Company, Inc.
     --------------------------------------

              STOR-Re, an entity that is consolidated by the Company and is partially owned by PSB (approximately 4.0%) and the Unconsolidated Entities (collectively 3.7%) and the owners of the Canadian self-storage facilities (approximately 2.2%), provide limited property and liability insurance to PSB and the owners of the Canadian self-storage facilities at commercially competitive rates for losses occurring prior to April 1, 2004. PSB and the Company utilized unaffiliated insurance carriers to provide property and liability insurance in excess of STOR-Re's limitations. Effective April 1, 2004, PSB and the owners of the Canadian self-storage facilities have obtained their own insurance coverage independent from the Company for losses occurring after March 31, 2004.

              At June 30, 2004, the Canadian entities owed STOR-Re USD $63,526 for insurance premiums in respect of periods prior to April 1, 2004.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              The provisions of SFAS No. 150 indicate certain minority interests in consolidated entities are to be classified as liabilities at fair value. However, on October 29, 2003, the FASB decided to defer indefinitely the implementation of SFAS No. 150 as it relates to these minority interests.

              Assuming the FASB had not deferred the implementation of SFAS 150 as it relates to minority interests, the impact on the Company's balance sheet at June 30, 2004 would have been to reclassify the Company's minority interests described in Note 8 as the "Consolidated Development Joint Venture and the "Other Consolidated Partnerships", as liabilities at their estimated fair value. Such adoption would reduce the Company's common minority interest by approximately $115,218,000 and increase liabilities by $320,561,000, representing the estimated settlement value of these minority interests at June 30, 2004.

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

14.      Commitments and Contingencies
         -----------------------------

     LEGAL MATTERS

     Serrao v. Public Storage, Inc. (filed April 2003)
     --------------------------------------------------
     (Superior Court - Orange County)
     --------------------------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

     Salaam et al v. Public Storage, Inc. (filed February 2000)
     ----------------------------------------------------------
     (Superior Court - Los Angeles County)
     -------------------------------------

              The plaintiffs in this case are suing the Company on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

              The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

     Gustavson et al. v. Public Storage, Inc. (filed June 2003)
     ----------------------------------------------------------
     (Superior Court - Los Angeles County)
     -------------------------------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

              In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Justice Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. Discovery is proceeding and it is expected that by the end of September 2004, Justice Lucas will set a trial date for the matter. We believe that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Other Items
     -----------

              We are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the operations or financial position of the Company.

     INSURANCE AND LOSS EXPOSURE

              Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re and PSIC-H, our captive insurance programs, and insure portions of these risks through nationally recognized insurance carriers. Our captive insurance programs also insure affiliates of the Company.

              The Company, STOR-Re, PSIC-H, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

              Our tenant insurance program, operating through PSIC through March 31, 2004 and through PSIC-H beginning April 1, 2004, reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We reinsure our risks with third-party insurers from any individual event that exceeds a loss of $500,000, up to the policy limit of $10,000,000.

     DEVELOPMENT OF REAL ESTATE FACILITIES

              We currently have 37 projects in our development pipeline, including 10 newly developed self-storage facilities and expansions to 27 existing self-storage facilities, with total estimated development costs of $154,260,000, of which $37,432,000 has been spent through June 30, 2004.
     Development of these facilities is subject to contingencies.

     ACQUISITION OF REAL ESTATE FACILITIES

              No facilities were acquired from third parties during the second quarter of 2004. As of August 5, 2004, we had acquired three facilities for an aggregate of approximately $12.2 million.

              In addition, we have contracts to acquire a total of 33 existing self-storage facilities in six states at an aggregate cost, of $133.6 million, consisting of a combination of cash, senior securities, and assumption of debt. Each of these contracts is subject to significant contingencies, and there is no assurance that any of the remaining facilities will be acquired.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

                                   (Unaudited)

15.      Subsequent Events
         -----------------

              On July 15, 2004, we called for redemption all of the outstanding shares of our 8.75% Cumulative Preferred Stock, Series M, at $25 per share plus accrued dividends. The redemption will be completed on August 17, 2004.

              In July, 2004, we acquired three facilities, in separate transactions from third parties, an aggregate of 213,000 square feet, for an aggregate cost of approximately $12.2 million.

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

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, assets associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. We identified an impairment charge as of June 30, 2004 related to our plan to close a containerized storage facility - see Note 3 to the consolidated financial statements. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2004:
------------------------------------------------------

         Net income for the three months ended June 30, 2004 was $92,360,000 compared to $84,297,000 for the same period in 2003, representing an increase of $8,063,000 or 9.6%. This increase is primarily due to improved operations of our Consistent Group of self-storage facilities, improved operations of our newly developed facilities as they have continued to increase their occupancies, and a decrease in income allocable to minority interests as a result of our restructuring of $200 million of our Series N preferred partnership units. These items were partially offset by the impact of lower equity in earnings from our investment in PS Business Parks ("PSB"), primarily due to higher depreciation expense associated with PSB's acquisition of significant real estate assets during the fourth quarter of 2003 and a gain recorded by PSB in the quarter ended June 30, 2003.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $48,204,000 or $0.37 per common share on a diluted basis (based on 128,548,000 weighted average diluted common equivalent shares) for the three months ended June 30, 2004 compared to $42,122,000 or $0.33 per common share (restated for the application of EITF Topic D-42, as discussed below) on a diluted basis (based on 125,854,000 weighted average diluted common equivalent shares) for the same period in 2003, representing an increase of 12.1% on a per share basis. The increase to net income allocable to common shareholders and earnings per common diluted share are due to the impact of the factors described above with respect to net income partially offset by an increase in net income allocated to our preferred shareholders.

         For the three months ended June 30, 2004 and 2003, we allocated $38,780,000 and $35,699,000 of our net income respectively, to our preferred shareholders based on their distributions. During the third quarter of 2003, we implemented the Securities and Exchange Commission's clarification of Emerging Issues Task Force Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" (this clarification is referred to hereinafter as "EITF Topic D-42"). In a restatement of amounts previously reported, for the three months ended June 30, 2003, we recorded an additional allocation of net income to our preferred shareholders and a corresponding reduction of net income allocation to our common shareholders of $1,100,000 or $0.01 per common share with respect to our redemption of our Series C Preferred stock. For the three months ended June 30, 2004, no preferred securities were redeemed.

         Weighted average diluted shares increased from 125,854,000 for the three months ended June 30, 2003 to 128,548,000 for the three months ended June 30, 2004 due primarily to the exercise of employee stock options.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004:
---------------------------------------------------------

         Net income for the six months ended June 30, 2004 was $161,427,000 compared to $160,936,000 for the same period in 2003, representing an increase of $491,000 or 0.3%. This increase is primarily due to improved operations of our Consistent Group of self-storage facilities, improved operations of our newly developed facilities as they have continued to increase their occupancies, and a decrease in income allocable to minority interests as a result of our restructuring of $200 million of our Series N preferred partnership units. This increase is partially offset by an increase in the allocation of income to minority interest of $10,063,000 attributable to the restructuring of our preferred partnership interests and increased general and administrative expense attributable primarily to increased stock-based compensation expense. Net income was also negatively impacted by decreased equity in earnings from PSB, which is attributable primarily to increased depreciation expense associated with PSB's acquisition of significant real estate assets during the fourth quarter of 2003 combined with our pro-rata share of PSB's accounting with respect to EITF Topic D-42 in connection with the redemption of preferred securities redeemed during the six months ended June 30, 2004.

         Net income allocable to our regular common shareholders (after allocating net income to our preferred and equity shareholders), was $70,131,000 or $0.55 per common share on a diluted basis (based on 128,375,000 weighted average diluted common equivalent shares) for the six months ended June 30, 2004 compared to $74,067,000 (restated for the application of EITF Topic D-42) or $0.59 per common share on a diluted basis (based on 125,536,000 weighted average diluted common equivalent shares) for the same period in 2003, representing a decrease of 5.3% in the aggregate or 6.8% on a per share basis. The decrease to our net income allocable to common shareholders and earnings per common diluted share are primarily due to an increase in net income allocated to our preferred shareholders based upon distributions paid.

         For the six months ended June 30, 2004 and 2003, we allocated $76,822,000 and $72,721,000 of our net income respectively, to our preferred shareholders based on their distributions. In addition, for the six months ended June 30, 2004, we allocated a total of $3,723,000 ($0.03 per diluted common share) to our preferred shareholders due the application of EITF Topic D-42 with respect to our redemption of our Series L preferred stock. In a restatement of amounts previously reported, for the six months ended June 30, 2003, we recorded an allocation of net income to our preferred shareholders of $3,397,000 ($0.03 per diluted common share) due to the application of EITF Topic D-42 with respect to the redemption of our Series B and C preferred stock.

         Weighted average diluted shares increased from 125,536,000 for the six months ended June 30, 2003 to 128,375,000 for the six months ended June 30, 2004 due primarily to the exercise of employee stock options.

REAL ESTATE OPERATIONS

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 93% of our total revenues generated for the six months ended June 30, 2004. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,194 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2002 (the "Consistent Group"), (ii) 64 facilities that were acquired since January 1, 2000 ( the "Acquired Facilities"), (iii) 41 facilities that were owned prior to January 1, 2002 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 80 newly-developed facilities that were opened after January 1, 2000 (the "Developed Facilities"):


SELF - STORAGE OPERATIONS SUMMARY:                  Three Months Ended June 30,               Six Months Ended June 30
----------------------------------             -------------------------------------    -------------------------------------
                                                                          Percentage                              Percentage
                                                 2004          2003         Change         2004         2003        Change
                                               -----------  -----------  -----------    ------------  ----------- -----------
                                                                          (Amounts in thousands)
Revenues (a):
   Consistent Group (b)................        $  180,594    $ 171,431       5.3%        $  356,517    $ 337,252      5.7%
   Acquired Facilities (c).............            12,432       11,275      10.3%            24,377       22,074     10.4%
   Expansion Facilities (d)............             6,912        5,992      15.4%            13,516       11,872     13.8%
   Developed Facilities (e)............            13,134        8,295      58.3%            24,707       15,291     61.6%
                                               -----------  -----------  -----------    ------------  ----------- -----------
     Total rental income...............           213,072      196,993       8.2%           419,117      386,489      8.4%
                                               -----------  -----------  -----------    ------------  ----------- -----------
Cost of operations:
   Consistent Group....................            61,936       59,270       4.5%           124,958      114,649      9.0%
   Acquired Facilities.................             4,211        4,215      (0.1%)            8,391        7,967      5.3%
   Expansion Facilities................             2,567        2,506       2.1%             5,085        4,734      7.2%
   Developed Facilities................             5,768        4,388      31.4%            11,610        8,328     39.4%
                                               -----------  -----------  -----------    ------------  ----------- -----------
   Total cost of operations............            74,482       70,379       5.8%           150,044      135,678     10.6%
                                               -----------  -----------  -----------    ------------  ----------- -----------
Net operating income (before depreciation):
   Consistent Group....................           118,658      112,161       5.8%           231,559      222,603      4.0%
   Acquired Facilities.................             8,221        7,060      16.4%            15,986       14,107     13.3%
   Expansion Facilities................             4,345        3,486      24.9%             8,431        7,138     18.3%
   Developed Facilities................             7,366        3,907      88.5%            13,097        6,963     88.1%
                                               -----------  -----------  -----------    ------------  ----------- -----------
   Total net operating income..........           138,590      126,614       9.5%           269,073      250,811      7.3%

 Depreciation..........................           (43,057)     (43,485)     (1.0)%          (87,804)     (86,720)     1.3%
                                               -----------  -----------  -----------    ------------  ----------- -----------
   Operating Income....................        $   95,533    $  83,129      14.9%       $   181,269    $ 164,091     10.5%
                                               ===========  ===========  ===========    ============  =========== ===========

Number of self-storage facilities (at end
of period):.............................            1,379        1,367       0.1%             1,379        1,365      0.1%
Net rentable square feet (at end of period
- in thousands):........................           83,508       82,516       1.2%            83,508       82,516      1.2 %



(a) Revenue includes late charges and administrative fees and is net of promotional discounts given. Rental income does not include retail sales, truck rental income or tenant insurance revenues generated at the facilities.

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

(d) The Expansion Facilities includes 41 facilities containing 4,064,000 net rentable square feet (of which 730,000 square feet is industrial space developed for containerized storage activities). These facilities were owned since January 1, 2002, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities (described below). Since January 1, 2000, we completed construction on expansion projects to these facilities with a total cost of $74.5 million.

(e) The Developed Facilities includes 80 facilities containing 6,067,000 net rentable square feet (of which 497,000 square feet is industrial space initially developed for use in containerized storage activities, see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 2000 at a total cost of $564.3 million.

Self-Storage Operations - Consistent Group

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


     CONSISTENT GROUP                                           Three Months Ended June 30,
     ----------------                                     ----------------------------------------
                                                                                      Percentage
                                                             2004           2003         Change
                                                          -----------   ------------ -------------
                                                     (Dollar amounts in thousands except weighted average amounts)
     Revenues:
       Rental income, net of discounts................    $  172,883     $  164,512        5.1%
       Late charges and administrative fees collected.         7,711          6,919       11.4%
                                                          -----------   ------------ -------------
       Total revenues.................................       180,594        171,431        5.3%

     Cost of operations:
       Property taxes.................................        15,834         15,063        5.1%
       Direct property payroll........................        13,989         13,922        0.5%
       Cost of managing facilities....................         5,648          5,094       10.9%
       Advertising and promotion......................         5,202          5,988      (13.1%)
       Utilities......................................         4,279          4,010        6.7%
       Repairs and maintenance........................         5,516          4,605       19.8%
       Telephone reservation center...................         2,712          2,481        9.3%
       Property insurance.............................         2,354          2,520       (6.6%)
       Other..........................................         6,402          5,587       14.6%
                                                          -----------   ------------ -------------
       Total cost of operations.......................        61,936         59,270        4.5%
                                                          -----------   ------------ -------------
     Net operating income before depreciation.........       118,658        112,161        5.8%
     Depreciation.....................................       (34,579)       (36,141)      (4.3)%
                                                          -----------   ------------ -------------
    Operating income.................................     $  84,079     $   76,020       10.6%
                                                          ===========   ============ ============
     Gross margin (before depreciation)...............        65.7%          65.4%         0.5%

     Weighted average for the period:
        Square foot occupancy (a).....................        91.4%          89.2%         2.5%
        Realized annual rent per occupied square foot     $   10.90      $   10.63         2.5%
          (b).........................................
        REVPAF (c)....................................    $    9.96      $    9.48         5.1%


      Weighted average at June 30:
        Square foot occupancy.........................
        In place annual rent per occupied square foot
           (d)........................................
     Total net rentable square feet (in thousands)....



     CONSISTENT GROUP                                                 Six Months Ended June 30,
     ----------------                                          -----------------------------------------
                                                                                             Percentage
                                                                   2004           2003          Change
                                                               -----------    ------------   -----------
                                                     (Dollar amounts in thousands except weighted average amounts)
     Revenues:
       Rental income, net of discounts................         $  341,046      $  323,733         5.3%
       Late charges and administrative fees collected.             15,471          13,519        14.4%
                                                               -----------    ------------   -----------
       Total revenues.................................            356,517         337,252         5.7%

     Cost of operations:
       Property taxes.................................             33,323          31,797         4.8%
       Direct property payroll........................             27,761          26,873         3.3%
       Cost of managing facilities....................             11,473          10,266        11.8%
       Advertising and promotion......................             10,418           9,589         8.6%
       Utilities......................................              8,579           7,906         8.5%
       Repairs and maintenance........................             10,522           8,406        25.2%
       Telephone reservation center...................              5,296           4,753        11.4%
       Property insurance.............................              4,499           3,950        13.9%
       Other..........................................             13,087          11,109        17.8%
                                                               -----------    ------------   -----------
       Total cost of operations.......................            124,958         114,649         9.0%
                                                               -----------    ------------   -----------
     Net operating income before depreciation.........            231,559         222,603         4.0%
     Depreciation.....................................            (70,980)        (71,948)       (1.3)%
                                                               -----------    ------------   -----------
    Operating income.................................         $  160,579      $  150,655         6.6%
                                                               ===========    ============   ===========
     Gross margin (before depreciation)...............             65.0%           66.0%         (1.5)%

     Weighted average for the period:
        Square foot occupancy (a).....................             90.5%           87.0%          4.0%
        Realized annual rent per occupied square foot          $   10.86       $   10.72          1.3%
          (b).........................................
        REVPAF (c)....................................         $    9.83       $    9.33          5.3%


      Weighted average at June 30:
        Square foot occupancy.........................             91.3%           91.3%             -
        In place annual rent per occupied square foot          $   12.12      $    11.68          3.8%
           (d)........................................
     Total net rentable square feet (in thousands)....             69,402          69,402            -


(a) Square foot occupancies represent weighted average occupancy levels over the entire period.

(b) Realized annual rent per occupied square foot is computed by annualizing the result of dividing annualized rental income, net of discounts by the weighted average occupied square footage for the period. Realized rents per square foot take into consideration promotional discounts, bad debt costs, credit card fees and other costs which reduce rental income from the contractual amounts due.

(c) Annualized revenue per available square foot ("REVPAF") represents annualized rental income, net of discounts divided by total available net rentable square feet.

(d) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

         During the second quarter of 2004, net operating income before depreciation for the Consistent Group facilities increased 5.8% as compared to the same period in 2003, due to the following:

    o REVPAF increased 5.1% from $9.48 per square foot in the second quarter of 2003 to $9.96 in the second quarter of 2004. This was attributable to a 2.5% increase in weighted average occupancy levels from 89.2% in the second quarter of 2003 to 91.4% in the second quarter of 2004. In addition, realized annual rent per occupied square foot increased 2.5% from $10.63 in the second quarter of 2003 to $10.90 in the second quarter of 2004.

    o The impact of the increase in REVPAF was partially offset by a 4.5% increase in operating expenses from $59.3 million in the second quarter of 2003 to $61.9 million in the second quarter of 2004. This increase in cost of operations is primarily due to increased repairs and maintenance expense due to our desire to continue to address maintenance at our facilities and improve their "rent ready" condition, and increases in direct property payroll and cost of managing facilities, attributable primarily to higher wage rates and increased incentives to property personnel. These impacts were offset partially by a decrease in advertising and promotional expense, which was due primarily to a $976,000 (34.6%) decrease in television advertising, as we have reduced the intensity of our television advertising in the second quarter of 2004 as compared to the same period in 2003 due to higher occupancies.

     o Net operating income also benefited from a 11.4% increase in late charges and administrative fees collected from $6,919,000 in the second quarter of 2003 to $7,711,000 in the second quarter of 2004. This increase is primarily attributable to an increase in administrative fees charged to new tenants upon move-in from $10 to $15 effective January 1, 2004, offset partially by a reduction in move-in activity.

         During the six months ended June 30, 2004, net operating income before depreciation for the Consistent Group facilities increased 4.0% as compared to the same period in 2003, due to the following:

    o REVPAF increased 5.3% from $9.33 per square foot in the six months ended June 30, 2003 to $9.83 in the six months ended June 30, 2004. This was attributable primarily to a 4.0% increase in weighted average occupancy levels, combined with a 1.3% increase in realized annual rent per occupied square foot from $10.72 for the six months ended June 30, 2003 to $10.86 for the same period in 2004.

    o The impact of the increase in REVPAF was offset by a 9.0% increase in operating expenses from $114.6 million in the first six months of 2003 to $125.0 million in the same period in 2004. This increase is primarily due to 1) higher repairs and maintenance as we continue to address maintenance at our facilities and improve their "rent ready" condition, 2) an increase in direct property payroll and cost of management attributable to higher wage rates and increased incentives to property personnel, and 3) an increase in advertising and promotion attributable primarily to higher television advertising expense.

    o Net operating income also benefited from a 14.4% increase in late charges and administrative fees collected from $13,519,000 in the six months ended June 30, 2003 to $15,471,000 in the same period in 2004. This increase is primarily attributable to an increase in administrative fees charged to new tenants upon move-in from $10 to $15 effective January 1, 2004, offset partially by a reduction in move-ins.

REVENUE OUTLOOK

         As previously reported, we suffered operating difficulties in our self-storage portfolio in 2001, 2002, and 2003. Our occupancy levels dropped below historical levels in late 2001 and 2002 due to a change in marketing strategy to aggressively increase rental rates and reduce the amount of promotional discounts offered to new tenants.

         Throughout late 2002 and 2003, we focused upon regaining occupancy levels through increased advertising and promotional discounting. By the end of 2003, we had attained our goal of reestablishing our occupancy levels to historical levels. This improvement in occupancy levels enabled us to begin to increase rates that we charge to new tenants. More importantly, throughout 2003 and in the first six months of 2004 we experienced positive year-over-year trends in the growth of our quarterly REVPAF, resulting in improvements in the growth trends of our rental income. For the Consistent Group, during 2003, rental income for the first quarter decreased 2.4%, for the second quarter - increased 2.3%, for the third quarter - increased 3.2% and for the fourth quarter - increased 6.2% and for the second quarter of 2004 - increased 6.1%, all compared to the same periods in the prior year.

         The growth in rental income during the remainder of 2004 will depend on various factors, among which will be our ability to stabilize and maintain high occupancy levels and increase rental rates charged to new and existing tenants.

         Despite our occupancy gains, our expectations are significantly moderated by our experience that on average approximately 25% to 30% of our new customers will move out within the first 60 to 90 days of their move-in date. Our current occupancy levels have been achieved in large part by the elevated move-in activity experienced over the past several quarters. While moderating in the first six months of 2004, our elevated level of move-outs relative to historical levels has made it more important to continue to generate a high level of move-ins in order to maintain occupancy levels.

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

EXPENSE OUTLOOK

         Our increases in operating expenses in the three and six months ended June 30, 2004 as compared to the same periods in 2003 are primarily attributable to programs which we began to initiate in the second and third quarters of 2003. Repairs and maintenance costs increased due to our desire to continue to address maintenance at our facilities and improve their "rent ready" condition. Payroll and property management costs also increased due to our concerted effort to increase staffing levels and incentive programs.

         Advertising and promotion costs increased in the first quarter of 2004 as compared to the same period of 2003; however, they were lower in the second quarter of 2004 as compared to the same period in 2003. The increase in the first quarter of 2004 as compared to the same period in 2003 was due to higher television advertising costs associated with our continued efforts to increase occupancy levels. In the second quarter of 2004, we had reached a high level of occupancies and we reduced the intensity of our television advertising program. As a result of lower television advertising, advertising and promotional expenses decreased in the three months ended June 30, 2004 as compared to the same period in 2003. The level of advertising and promotion costs in the third and fourth quarters of 2004 and beyond will be dependent primarily upon our occupancy levels, other promotional activities, and anticipated levels of demand.


         We expect that property taxes will increase approximately 4% to 5% in the full year of 2004 as compared to 2003.

         We expect that the year over year rate of growth in our operating expenses will be lower than the level of expense increases incurred in the first quarter of 2004 and greater than the level of increase experienced in the second quarter of 2004.

         The following table summarizes selected financial data with respect to the Consistent Group of facilities:



                                              Three Months Ended
                      --------------------------------------------------------------------------
                        March 31,          June 30,         September 30,       December 31,         Full Year
                      ------------      --------------     --------------      ---------------     ------------
                                      (Amounts in thousands, except for per square foot amounts)
Total rental income:
2004............      $   175,923        $   180,594
2003............      $   165,821        $   171,431         $  178,301          $  176,184        $   691,737

Total cost of operations:
2004............      $    63,022        $    61,936
2003............      $    55,379        $    59,270         $   60,220          $   63,000        $   237,869

Television advertising expense:
2004............      $     3,098        $     1,842
2003............      $     1,580        $     2,818         $    3,166          $    1,098        $     8,662

REVPAF:
2004............      $     9.69         $     9.96
2003............      $     9.18         $     9.48          $     9.85          $     9.75         $     9.57

Weighted  average  realized  annual  rent  per  occupied
square foot for the period:
2004............      $    10.83         $    10.90
2003............      $    10.81         $    10.63          $    10.72          $    10.75         $    10.72

Weighted average occupancy levels for the period:
2004............          89.5%              91.4%
2003............          84.9%              89.2%                91.9%               90.7%              89.2%

Weighted average occupancy at July 31:
2004............                                                  91.6%
2003............                                                  91.7%

Television advertising expense in July:
2004............                                             $    1,165
2003............                                             $    1,266


ANALYSIS OF REGIONAL TRENDS

         The following table sets forth regional trends in our Consistent Group of facilities:

CONSISTENT GROUP OPERATING TRENDS BY REGION:

                                                   Three months ended June 30,            Six months ended June 30,
                                               -------------------------------------  ------------------------------------
                                                                         Percentage                            Percentage
                                                 2004          2003        Change       2004          2003        Change
                                               -----------  ----------  ------------  -----------  ----------- -----------
                                                                     (Dollar amounts in thousands)
Rental income:
   Southern California  (124 facilities)..     $   30,385   $   29,033       4.7%     $   60,072   $   57,019      5.4%
   Northern California  (124 facilities)..         23,017       22,311       3.2%         45,516       44,066      3.3%
   Texas  (143 facilities)................         16,713       15,865       5.3%         32,029       31,246      2.5%
   Florida  (116 facilities)..............         16,176       15,080       7.3%         33,025       29,872     10.6%
   Illinois  (79 facilities)..............         12,657       12,138       4.3%         25,053       24,071      4.1%
   Georgia  (60 facilities)...............          6,577        6,263       5.0%         13,040       12,348      5.6%
   All other states  (548 facilities).....         75,069       70,741       6.1%        147,782      138,630      6.6%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Total rental income.......................        180,594      171,431       5.3%        356,517      337,252      5.7%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Cost of operations:
   Southern California....................          7,108        7,038       1.0%         14,326       13,804      3.8%
   Northern California....................          5,968        5,868       1.7%         11,906       11,523      3.3%
   Texas..................................          7,275        7,338      (0.9)%        14,951       13,795      8.4%
   Florida................................          6,674        6,151       8.5%         12,902       11,605     11.2%
   Illinois...............................          5,754        5,325       8.1%         11,924       10,696     11.5%
   Georgia................................          2,420        2,446      (1.1)%         4,709        4,537      3.8%
   All other states.......................         26,737       25,104       6.5%         54,240       48,689     11.4%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Total cost of operations..................         61,936       59,270       4.5%        124,958      114,649      9.0%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Net operating income (before depreciation):
   Southern California....................         23,277       21,995       5.8%         45,746       43,215      5.9%
   Northern California....................         17,049       16,443       3.7%         33,610       32,543      3.3%
   Texas..................................          9,438        8,527      10.7%         18,078       17,451      3.6%
   Florida................................          9,502        8,929       6.4%         19,123       18,267      4.7%
   Illinois...............................          6,903        6,813       1.3%         13,129       13,375     (1.8)%
   Georgia................................          4,157        3,817       8.9%          8,331        7,811      6.7%
   All other states.......................         48,332       45,637       5.9%         93,542       89,941      4.0%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Total net operating income................     $  118,658   $  112,161       5.8%     $  231,559   $  222,603      4.0%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Weighted average occupancy:
   Southern California....................          92.1%        90.7%       1.5%          91.1%        89.7%      1.6%
   Northern California....................          89.7%        89.6%       0.1%          89.1%        87.4%      1.9%
   Texas..................................          90.3%        89.4%       1.0%          89.8%        86.8%      3.5%
   Florida................................          92.1%        91.0%       1.2%          91.4%        88.8%      2.9%
   Illinois...............................          90.8%        87.6%       3.7%          89.3%        85.1%      4.9%
   Georgia................................          91.0%        91.2%     (0.2)%          90.5%        88.1%      2.7%
   All other states.......................          91.8%        88.2%       4.1%          90.8%        86.1%      5.5%
                                               -----------  ----------  ------------  -----------  ----------- -----------
 Total weighted average occupancy.........          91.4%        89.2%      2.5%           90.5%        87.0%      4.0%
                                               -----------  ----------  ------------  -----------  ----------- -----------


                                                   Three months ended June 30,            Six months ended June 30,
                                               -------------------------------------  ------------------------------------
                                                                         Percentage                            Percentage
                                                 2004          2003        Change       2004         2003        Change
                                               -----------  ----------  ------------  -----------  ----------- -----------
REVPAF:
   Southern California...................           $14.98       $14.37      4.2%          $14.81       $14.10     5.0%
   Northern California...................            13.26        12.90      2.8%           13.12        12.74     3.0%
   Texas.................................             7.16         6.81      5.1%            7.07         6.70     5.5%
   Florida...............................             9.37         8.71      7.6%            9.25         8.61     7.4%
   Illinois..............................            10.08         9.69      4.0%            9.98         9.64     3.5%
   Georgia...............................             7.18         6.85      4.8%            7.11         6.75     5.3%
   All other states......................             9.21         8.70      5.9%            9.06         8.54     6.1%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Total REVPAF:............................            $9.96        $9.48      5.1%           $9.83        $9.33     5.3%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Realized annual rent per occupied square foot:
   Southern California...................           $16.27       $15.84      2.7%          $16.25       $15.72     3.4%
   Northern California...................            14.78        14.40      2.6%           14.72        14.58     1.0%
   Texas.................................             7.93         7.61      4.2%            7.87         7.71     2.1%
   Florida...............................            10.17         9.57      6.3%           10.12         9.70     4.3%
   Illinois..............................            11.10        11.07      0.3%           11.18        11.33    (1.3%)
   Georgia...............................             7.89         7.51      5.1%            7.86         7.66     2.6%
   All other states......................            10.03         9.87      1.6%            9.97         9.92     0.5%
                                               -----------  ----------  ------------  -----------  ----------- -----------
Total realized annual rent per occupied
  square foot:...........................           $10.90       $10.63      2.5%          $10.86       $10.72     1.3%
                                               -----------  ----------  ------------  -----------  ----------- -----------

Self-Storage Operations - Acquired Facilities

         The "Acquired Facilities," at June 30, 2004, are comprised of 64 self-storage facilities containing 3,975,000 net rentable square feet that were acquired in 2000, 2001, and 2002. The following table summarizes operating data with respect to these 64 facilities:

ACQUIRED FACILITIES

                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                     ------------------------------------   ------------------------------------
                                                       2004          2003        Change       2004          2003        Change
                                                     -----------  -----------   ---------   -----------  -----------   ---------
                                                                           (Dollar amounts in thousands)
Rental income:
   Self-storage facilities acquired in 2002 (a)      $   10,976   $   10,015    $    961    $   21,542   $   19,629    $  1,913
   Self-storage facility acquired in 2001 (b)..             145          138           7           282          269          13
   Self-storage facilities acquired in 2000 (c)           1,311        1,122         189         2,553        2,176         377
                                                     -----------  -----------   ---------   -----------  -----------   ---------
     Total rental income.......................          12,432       11,275       1,157        24,377       22,074       2,303
                                                     -----------  -----------   ---------   -----------  -----------   ---------
Cost of operations:
   Self-storage facilities acquired in 2002 (a)           3,588        3,601         (13)        7,166        6,835         331
   Self-storage facility acquired in 2001 (b)..              57           44          13           117           83          34
   Self-storage facilities acquired in 2000 (c)             566          570          (4)        1,108        1,049          59
                                                     -----------  -----------   ---------   -----------  -----------   ---------
     Total cost of operations..................           4,211        4,215          (4)        8,391        7,967         424
                                                     -----------  -----------   ---------   -----------  -----------   ---------
Net operating income (loss) before depreciation:
-----------------------------------------------
   Self-storage facilities acquired in 2002 (a)           7,388        6,414         974        14,376       12,794       1,582
   Self-storage facility acquired in 2001 (b)..              88           94          (6)          165          186         (21)
   Self-storage facilities acquired in 2000 (c)             745          552         193         1,445        1,127         318
                                                     -----------  -----------   ---------   -----------  -----------   ---------
     Net operating income......................           8,221        7,060       1,161        15,986       14,107       1,879
 Depreciation..................................          (2,379)      (2,330)        (49)       (4,794)      (4,801)          7
                                                     -----------  -----------   ---------   -----------  -----------   ---------
   Operating Income............................      $    5,842   $    4,730    $  1,112    $   11,192   $    9,306    $  1,886
                                                     ===========  ===========   =========   ===========  ===========   =========
Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2002 (a)           93.4%        89.6%          4.2%       92.6%        87.3%         6.1%
   Self-storage facility acquired in 2001 (b)..           96.1%        93.0%          3.3%       93.6%        88.8%         5.4%
   Self-storage facilities acquired in 2000 (c)           92.4%        83.0%         11.3%       91.2%        78.2%        16.6%
                                                     -----------  -----------   ---------   -----------  -----------   ---------
                                                          93.3%        88.9%          4.9%       92.4%        86.2%         7.2%
                                                     ===========  ===========   =========   ===========  ===========   =========
Number of self-storage facilities (at end of                 64           64           -            64           64           -
period)........................................
Net rentable square feet (in thousands, at end of
   period).....................................           3,975        3,975           -         3,975        3,975           -
Cumulative acquisition cost (at end of period).      $  345,156   $  345,156    $      -    $  345,156   $  345,156    $      -



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

         See also "Acquisition and Development of Real Estate Facilities" under "Liquidity and Capital Resources" regarding potential acquisitions of real estate facilities.

         For reasons similar to our Consistent Group of facilities, the Acquired Facilities have experienced improvements in revenues, and increased costs of operations, for the second quarter of 2004 as compared to the same period in 2003.

Self-Storage Operations - Expansion Facilities

         As a result of expansions or conversions of certain facilities to Combined Facilities (defined below), certain self-storage facilities' operations have not been at a stabilized level of operations since January 1, 2002. For the quarter ended June 30, 2004, the weighted average occupancy level was approximately 84.3% as compared to 79.1% for the same period in 2003. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         Depreciation expense with respect to the Expansion Facilities was $2,013,000 and $3,898,000 for the three and six months ended June 30, 2004, respectively, as compared to $1,854,000 and $3,740,000, respectively, for the same periods in 2003. These 41 facilities contain approximately 4,064,000 net rentable square feet at June 30, 2004 (which includes the expanded space, and 730,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Since January 1, 2000, we completed construction on expansion projects to these facilities with a total cost of $74.5 million.

         Of the 730,000 net rentable square feet of industrial space included in these facilities, 366,000 was previously used by the discontinued containerized storage operations and, as described more fully under "Liquidity and Capital Resources," we are converting this industrial space into 473,000 net rentable square feet of storage space at an aggregate cost of approximately $16,222,000.

Self-Storage Operations - Developed Facilities

         Since January 1, 2000, we have opened 63 newly developed self-storage facilities and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 6,067,000 net rentable square feet (of which 497,000 net rentable square feet is industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 80 facilities was approximately $564,315,000. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:

DEVELOPED FACILITIES

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                            ------------------------------------  -----------------------------------
                                              2004          2003        Change       2004         2003       Change
                                            -----------  ----------   ----------  -----------   ----------  ---------
                                                                     (Amounts in thousands)
Rental income:
   Self-storage facilities............      $   9,709    $   5,806     $  3,903    $  18,105    $  10,660   $  7,445
   Combination Facilities.............          3,425        2,489          936        6,602        4,631      1,971
                                            -----------  ----------   ----------  -----------   ----------  ---------
     Total rental income..............         13,134        8,295        4,839       24,707       15,291      9,416
                                            -----------  ----------   ----------  -----------   ----------  ---------
Cost of operations:
   Self-storage facilities............          4,479        2,998        1,481        8,896        5,756      3,140
   Combination Facilities.............          1,289        1,390         (101)       2,714        2,572        142
                                            -----------  ----------   ----------  -----------   ----------  ---------
     Total cost of operations.........          5,768        4,388        1,380       11,610        8,328      3,282
                                            -----------  ----------   ----------  -----------   ----------  ---------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities............          5,230        2,808        2,422        9,209        4,904      4,305
   Combination Facilities.............          2,136        1,099        1,037        3,888        2,059      1,829
                                            -----------  ----------   ----------  -----------   ----------  ---------
     Net operating income.............          7,366        3,907        3,459       13,097        6,963      6,134
 Depreciation.........................         (4,086)      (3,160)        (926)      (8,132)      (6,231)    (1,901)
                                            -----------  ----------   ----------  -----------   ----------  ---------
   Operating income (loss)............      $   3,280    $     747     $  2,533    $   4,965    $     732   $  4,233
                                            ===========  ==========   ==========  ===========   ==========  =========

Weighted average square foot occupancies
for the period:
   Self-storage facilities............          83.3%        65.1%         28.0%       80.4%        61.2%       31.4%
   Combination Facilities.............          80.5%        74.3%          8.3%       79.6%        69.5%       14.5%
                                            -----------  ----------   ----------  -----------   ----------  ---------
     Total............................          82.6%        67.4%         22.6%       80.2%        63.3%       26.7%
                                            ===========  ==========   ==========  ===========   ==========  =========
Self-storage facilities, at end of
   period:
   Number of facilities...............                                                     63           50        13
   Net rentable square feet...........                                                  4,197        3,312       885
   Total development cost.............                                              $ 400,517    $285,196   $115,321
Combination Facilities, at end of period:
   Number of facilities...............                                                     17           17         -
   Net rentable square feet (a) (b)...                                                  1,880        1,861        19
   Total development cost (a) (b).....                                              $ 163,825    $155,586    $ 8,239


(a) During 2003, we completed the conversion of 166,000 net rentable square feet of containerized storage space into 166,000 net rentable square feet of self-storage space at an aggregate cost of $4,500,000. During the six months ended June 30, 2004, we completed the conversion of 144,000 net rentable square feet of containerized storage space into 172,000 net rentable square feet of self-storage space at an aggregate cost of $5,038,000.

(b) Approximately 497,000 net rentable square feet of this storage space represents industrial space was developed for use in containerized storage activities. Approximately 218,000 net rentable square feet of this space is no longer used by our containerized storage activities, and as described in "Liquidity and Capital Resources," this space is being converted into 326,000 net rentable square feet of traditional self-storage space at an aggregate cost of $10,562,000.

         The following table summarizes operating data for the 63 newly developed self-storage facilities that opened since January 1, 2000:


DEVELOPED SELF-STORAGE FACILITIES

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                       2004         2003        Change         2004         2003         Change
                                                    ------------ ------------ -----------  ------------ -------------  -----------
                                                                            (Dollar Amounts in thousands)
Rental income:
   Self-storage facilities opened in 2004......      $      138   $       -   $      138    $      147    $        -   $      147
   Self-storage facilities opened in 2003......           1,987          189       1,798         3,386           193        3,193
   Self-storage facilities opened in 2002......           2,510        1,524         986         4,748         2,651        2,097
   Self-storage facilities opened in 2000 and 2001        5,074        4,093         981         9,824         7,816        2,008
                                                    ------------ ------------ -----------  ------------ -------------  -----------
     Total rental income.......................           9,709        5,806       3,903        18,105        10,660        7,445
                                                    ------------ ------------ -----------  ------------ -------------  -----------
Cost of operations:
   Self-storage facilities opened in 2004......             310            -         310           403             -          403
   Self-storage facilities opened in 2003......           1,103          235         868         2,130           310        1,820
   Self-storage facilities opened in 2002......           1,028          861         167         2,147         1,676          471
   Self-storage facilities opened in 2000 and 2001        2,038        1,902         136         4,216         3,770          446
                                                    ------------ ------------ -----------  ------------ -------------  -----------
     Total cost of operations..................           4,479        2,998       1,481         8,896         5,756        3,140
                                                    ------------ ------------ -----------  ------------ -------------  -----------
Net operating income (loss) before depreciation:
   Self-storage facilities opened in 2004......            (172)           -        (172)         (256)            -         (256)
   Self-storage facilities opened in 2003......             884          (46)        930         1,256          (117)       1,373
   Self-storage facilities opened in 2002......           1,482          663         819         2,601           975        1,626
   Self-storage facilities opened in 2000 and 2001        3,036        2,191         845         5,608         4,046        1,562
                                                    ------------ ------------ -----------  ------------ -------------  -----------
   Net operating income........................           5,230        2,808       2,422         9,209         4,904        4,305
 Depreciation..................................          (2,854)      (2,032)       (822)       (5,685)       (3,991)      (1,694)
                                                    ------------ ------------ -----------  ------------ -------------  -----------
   Operating income............................      $    2,376   $     776   $    1,600    $    3,524    $      913   $    2,611
                                                    ============ ============ ===========  ============ =============  ===========

Weighted average square foot occupancy during the
period:
   Self-storage facilities opened in 2004......           27.4%         -           -            19.6%          -            -
   Self-storage facilities opened in 2003......           68.0%        24.5%      177.6%         59.9%         19.0%       215.3%
   Self-storage facilities opened in 2002......           90.7%        54.8%       65.5%         86.9%         47.2%        84.1%
   Self-storage facilities opened in 2000 and 2001        94.2%        78.6%       19.8%         93.5%         74.4%        25.7%
                                                    ------------ ------------ -----------  ------------ -------------  -----------
                                                          83.3%        65.1%       28.0%         80.4%         61.2%        31.4%
                                                    ============ ============ ===========  ============ =============  ===========
Number of facilities:
   Self-storage facilities opened in 2004......                                                   5             -            5
   Self-storage facilities opened in 2003......                                                  14             6            8
   Self-storage facilities opened in 2002......                                                  14            14            -
   Self-storage facilities opened in 2000 and 2001                                               30            30            -
                                                                                           ------------ -------------  -----------
                                                                                                 63            50           13
                                                                                           ============ =============  ===========
Cumulative Development Cost:
   Self-storage facilities opened in 2004......                                             $   46,320    $        -   $  46,320
   Self-storage facilities opened in 2003......                                                107,452        42,059      65,393
   Self-storage facilities opened in 2002 (a)..                                                 97,021        93,413       3,608
   Self-storage facilities opened in 2000 and 2001                                             149,724       149,724           -
                                                                                            ------------ -------------  -----------
                                                                                            $  400,517    $  285,196   $ 115,321
                                                                                           ============ =============  ===========


(a) In the quarter ended June 30, 2004, we expanded an existing self-storage facility that was originally developed in 2002, adding 33,000 net rentable square feet at a cost of $3,134,000.

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

         We believe that the newly developed self-storage facilities have been affected by the operating trends in occupancy and realized rents noted above with respect to the consistent group of facilities. In addition, move-in discounts, which increased significantly, have had a more pronounced effect upon realized rents for the newly developed facilities, because such facilities tend to have a higher ratio of new tenants. During the three and six months ended June 30, 2004, respectively, the newly developed self-storage facilities had a weighted average occupancy level of approximately 83.3% and 80.4%, respectively, as compared to 65.1% and 61.2%, respectively during the same periods in 2003.

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

         Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income. We estimate that our net income has been negatively impacted by approximately $17,883,000 and $16,930,000, for the six months ended June 30, 2004 and 2003, respectively, as a result of the difference between the revenues generated by the Developed Facilities and the operating expenses, depreciation, and cost of capital (at an assumed rate of 8%) with respect to these facilities as described above. These amounts include approximately $8,132,000 and $6,231,000, for the six months ended June 30, 2004 and 2003, respectively, in depreciation expense.

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

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings. Furthermore, the 37 expansion and newly developed facilities in our development pipeline, with total estimated costs of $154,260,000, described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level. Following completion of our development pipeline, we expect our ongoing development expenditures to approximate $75,000,000 per year. Our earnings will continue to be negatively impacted by any future newly developed facilities and expansions until they reach a stabilized occupancy level.

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

         Our commercial operations are comprised of 1,187,000 net rentable square feet of commercial space operated at certain of the self-storage facilities, and three stand-alone commercial facilities having a total of 204,000 net rentable square feet. One of these stand-alone commercial facilities was previously used for containerized storage and is being converted into 138,000 net rentable square feet of traditional self-storage space at a cost of $4,481,000.

         The following table sets forth the historical commercial property amounts included in the financial statements:

Commercial Property Operations:

                                               Three Months Ended June 30,            Six Months Ended June 30,
                                            ----------------------------------   -------------------------------------
                                              2004         2003       Change        2004        2003        Change
                                            -----------  ----------  ---------   ----------- -----------   -----------
Rental income.........................      $   2,836    $   2,943   $   (107)    $   5,531   $   5,789    $   (258)
 Cost of operations...................         (1,065)      (1,045)       (20)       (2,206)     (2,238)         32
                                            -----------  ----------  ---------   ----------- -----------   -----------
   Net operating income...............          1,771        1,898       (127)        3,325       3,551        (226)

 Depreciation.........................           (574)        (674)       100        (1,159)     (1,299)        140
                                            -----------  ----------  ---------   ----------- -----------   -----------
   Operating income...................       $   1,197    $  1,224   $    (27)     $  2,166    $   2,252   $    (86)
                                            ===========  ==========  =========   =========== ===========   ===========


         CONTAINERIZED STORAGE OPERATIONS: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 2001, PSPUD had 55 facilities that were opened between 1996 and 2001 either through development or leasing of facilities. During 2002, we reevaluated our operational strategy and closed 22 facilities. In 2003 we closed nine non-strategic facilities and one additional facility in the first quarter of 2004. Collectively, the 32 discontinued facilities are referred to as the "Closed Facilities."

         During the second quarter of 2004, we consolidated the operations of three facilities located in the Chicago market into a single facility with approximately the same capacity and service area as the facilities replaced. The operations of the three Chicago facilities, and the consolidated facility, continue to be presented in continuing operations. At June 30, 2004 PSPUD operated 21 facilities in 10 states and major markets in which we have a significant presence with respect to our traditional self-storage facilities. The operations with respect to the Closed Facilities, including historical operating results for previous periods, are not included in the table below and instead are included in "Discontinued Operations" on our income statement. PSPUD's operations, which exclude the Closed Facilities, are reflected on the table below:

Containerized Storage
(excluding discontinued operations)

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                          ----------------------------------   -------------------------------------
                                             2004        2003       Change        2004        2003       Change
                                          -----------  ----------  ---------   ----------- -----------   -----------
                                                                   (Amounts in thousands)
Rental and other income ............       $ 7,041     $  8,553    $ (1,512)    $13,647     $ 15,995     $ (2,348)
                                          -----------  ----------  ---------   ----------- -----------   -----------
Cost of operations:
    Direct operating costs..........         3,756        4,926      (1,170)      7,415        9,219       (1,804)
    Facility lease expense..........           415          348          67         770          693           77
                                          -----------  ----------  ---------   ----------- -----------   -----------
      Total cost of operations......         4,171        5,274      (1,103)      8,185        9,912       (1,727)
                                          -----------  ----------  ---------   ----------- -----------   -----------
Operating income prior to depreciation       2,870        3,279        (409)      5,462        6,083         (621)
   Depreciation expense (a).........        (1,414)      (1,522)        108      (2,852)      (3,029)         177
                                          -----------  ----------  ---------   ----------- -----------   -----------
Operating income....................       $ 1,456      $ 1,757    $   (301)    $ 2,610      $ 3,054     $   (444)
                                          ===========  ==========  =========   =========== ===========   ===========


(a) Depreciation expense principally relates to the depreciation related to the containers; however, depreciation expense for the three and six months ended June 30, 2004 includes $336,000 and $681,000, respectively, related to real estate facilities compared to $300,000 and $679,000 for the same periods in 2003, respectively.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and, prior to the termination of this moving service, moving service fees to move customers' goods from city to city. Rental income decreased to $7,041,000 for the three months ended June 30, 2004 from $8,553,000 for the same period in 2003, primarily as a result of the termination of our long-distance moving service. At June 30, 2004, there were approximately 35,147 occupied containers in the 21 facilities that are reflected in "ongoing" operations.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). The reduction in direct operating costs is due to the aforementioned termination of our long-distance moving service.

         At June 30, 2004, five of the 21 containerized storage facilities are leased from third parties. The remaining 16 facilities are operated in facilities owned by the Company, comprised of 11 Combination Facilities with an aggregate of 643,000 square feet of industrial space (this square footage is a component of the total net rentable square footage of the Expansion Facilities and the Developed Facilities in the table above) and five industrial facilities having an aggregate of 420,000 net rentable square feet.

         There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability. We continue to evaluate the business operations, and additional facilities may be closed.

         See "Discontinued Operations" below for a discussion of operating results of the Closed Facilities.

         TENANT REINSURANCE OPERATIONS: On December 31, 2001, we acquired the tenant insurance business from a related party. We reinsure policies against losses to goods stored by tenants in our self-storage facilities. The tenant reinsurance operations are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations - tenant reinsurance."


TENANT REINSURANCE OPERATIONS

                                             Three Months Ended June 30,                Six Months Ended June 30,
                                        ------------------------------------    ----------------------------------------
                                          2004          2003         Change         2004           2003         Change
                                        -----------  ----------   ----------    ------------   -----------   -----------
                                                                     (Amounts in thousands)

Tenant reinsurance revenues..........   $   6,093    $   5,581     $    512      $  12,056      $  10,796     $  1,260
 Cost of operations..................      (3,750)      (3,015)        (735)        (6,885)        (5,714)      (1,171)
                                        -----------  ----------   ----------    ------------   -----------   -----------
   Operating income..................   $   2,343    $   2,566     $   (223)     $   5,171      $   5,082     $     89
                                        ===========  ==========   ==========    ============   ===========   ===========


         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities. During the six months ended June 30, 2004 and 2003, approximately 36% of our tenants had such policies.

         The increase in tenant insurance revenues is due to a larger number of insured tenants, as well as higher insurance rates. These new rates apply to newly-insured tenants after December 31, 2003. As a higher proportion of our insured tenants are subject to these increased insurance rates, our revenue per insured tenant should increase; however, this may be offset by a reduced number of tenants selecting insurance due to the rate increases.

         Cost of operations for the tenant reinsurance operations increased in the three and six months ended June 30, 2004 as compared to the same period in 2003, due primarily to increased customer claims attributable to a larger tenant base as well as an increase in average claim value.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are recorded as cost of operations for the tenant reinsurance operations.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in seven limited partnerships at June 30, 2004. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities.") Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the three and six months ended June 30, 2004 and 2003 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                               -----------------------------------    ---------------------------------------
                                                  2004         2003        Change         2004          2003         Change
                                               ----------    ---------    --------    -----------   -----------    ----------
                                                                           (Amounts in thousands)
Property operations:
  PSB                                           $16,601       $15,331      $1,270       $33,794       $30,031        $3,763
  Other investments (1)..................         1,586         1,447         139         3,270         2,875           395
                                               ----------    ---------    --------    -----------   -----------    ----------
                                                 18,187        16,778       1,409        37,064        32,906         4,158
                                               ----------    ---------    --------    -----------   -----------    ----------
Depreciation:
  PSB....................................        (7,875)       (6,280)     (1,595)      (15,756)      (12,309)       (3,447)
  Other investments (1)..................          (384)         (564)        180          (778)         (829)           51
                                               ----------    ---------    --------    -----------   -----------    ----------
                                                 (8,259)       (6,844)     (1,415)      (16,534)      (13,138)       (3,396)
                                               ----------    ---------    --------    -----------   -----------    ----------
Other: (2)
  PSB (3)................................        (5,554)       (1,320)     (4,234)      (12,342)       (6,572)       (5,770)
  Other investments (1)..................            31           385        (354)          274           490          (216)
                                               ----------    ---------    --------    -----------   -----------    ----------
                                                 (5,523)         (935)     (4,588)      (12,068)       (6,082)       (5,986)
                                               ----------    ---------    --------    -----------   -----------    ----------
Total equity in earnings of real estate
entities..................................       $4,405        $8,999     $(4,594)       $8,462       $13,686       $(5,224)
                                               =========     =========    ========    ===========   ===========    ==========


(1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and six months ended June 30, 2004 and 2003.

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $373,000 and $946,000, respectively for the three and six months ended June 30, 2004, respectively, as compared to $459,000 and $935,000, respectively, for the same periods in 2003.

(3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities. Our net pro-rata share of these items totaled net income reduction of $483,000 for the six months ended June 30, 2004 (no impact for the three months ended June 30,
    2004). Our net pro-rata share of these items totaled net income $2,583,000 and $453,000 for the three and six months ended June 30, 2003, respectively.

         The decrease in equity in earnings of real estate entities for the three months ended June 30, 2004 as compared to the same period in 2003 is due primarily to a reduction in our share of PSB's earnings, which is due to higher depreciation due to PSB's significant asset acquisitions in the fourth quarter of 2003, combined with our $2,583,000 share of a gain on sale of real estate assets recorded by PSB in the second quarter of 2003 (no such gains were recorded in the second quarter of 2004). The decrease in equity in earnings for the six months ended June 30, 2004 also includes our $943,000 share of an EITF Topic D-42 charge recorded by PSB, offset partially by our $2,599,000 share of an asset impairment charge recorded by PSB in the first quarter of 2003.

         Equity in earnings of PSB represents our pro-rata share (an average of approximately 44% for the three and six months ended June 30, 2004 and 2003) of the earnings of PSB. As of June 30, 2004, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At June 30, 2004, PSB owned and operated
18.5 million net rentable square feet of commercial space located in eight states. PSB also manages approximately 960,000 net rentable square feet of commercial space owned by the Company and affiliated entities at June 30, 2004 pursuant to property management agreements.

         Accordingly, our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         The "Other Investments" is comprised primarily of our equity in earnings from seven limited partnerships, for which we held an approximately consistent level of equity interest during each of the six months ended June 30, 2004 and 2003. These limited partnerships were formed by the Company during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Interest and Other Income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         In the second quarter of 2003, we sold our entire interest in a real estate entity for cash of $851,000 and recognized a gain on the sale of $316,000.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above. See Note 5 to the consolidated financial statements for the operating results of these entities for the three and six months ended June 30, 2004 and 2003.

OTHER INCOME AND EXPENSE ITEMS

         INTEREST AND OTHER INCOME: Interest and other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income decreased to $2,583,000 and $3,940,000 for the three and six months ended June 30, 2004, respectively, from $2,879,000 and $4,578,000, respectively, for the same periods in 2003. This decrease primarily reflects lower interest income due to the payoff of notes receivable, offset partially by higher interest income on cash balances.

         As discussed more fully in "Liquidity and Capital Resources" below, at June 30, 2004, we had cash balances totaling approximately $421,448,000, which includes significant proceeds from recent equity issuances. These balances are typically invested in short-term low-risk securities that, during the quarter ended June 30, 2004, earned a nominal yield. Our future interest and other income will be partially dependent upon the timing of our investment of these unused offering proceeds and the level of interest earned on these short-term investments.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $45,045,000 and $91,815,000 for the three and six months ended June 30, 2004, respectively, as compared to $45,681,000 and $91,048,000, respectively for the same period in 2003. The decrease is depreciation and amortization for the three months ended June 30, 2004 as compared to the same period in 2003 is due primarily to a reduction in depreciation with respect to maintenance capital expenditures, offset partially by an increase in depreciation with respect to newly developed facilities. The increase in depreciation for the six months ended June 30, 2004 as compared to the same period in 2003 was due primarily to newly developed facilities, offset partially by lower depreciation with respect to maintenance capital expenditures.

         Included in depreciation expense with respect to our real estate facilities was $41,267,000 and $84,327,000 for the three and six months ended June 30, 2004, respectively, as compared to $41,130,000 and $83,143,000 for the same period in 2003, respectively. The increase is due primarily to the development of additional real estate facilities in 2003 and 2004. Depreciation expense with respect to other assets, primarily depreciation of equipment and containers associated with the containerized storage operations, was $2,127,000 and $4,186,000 for the three and six months ended June 30, 2004, respectively, as compared to $2,900,000 and $4,603,000 for the same period in 2003, respectively. Depreciation expense also includes $1,651,000 and $3,302,000 for each of the three and six months, respectively, ended June 30, 2004 and 2003, relating to the amortization of property management contracts.

         Depreciation and amortization for the three and six months ended June 30, 2004 with respect to developed real estate facilities opened during the first six months of 2004 amounted to approximately $168,000 and $227,000, respectively. We expect the quarterly depreciation and amortization expense with respect to these facilities for quarters beginning with third quarter of 2004 will approximate $259,000.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $4,572,000 and $10,456,000 for the three and six months ended June 30, 2004, as compared to $4,429,000 and $8,679,000 for the same period in 2003. General and administrative expense principally consists of state income taxes, investor relation expenses and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, stock-based compensation and product research and development expenditures.

         The increase in general and administrative expense for the three months ended June 30, 2004 as compared to the same period in 2003 is primarily due to increased stock-based compensation expense from $267,000 to $1,015,000, partially offset by a reduction of $480,000 for employee termination costs incurred during the three months ended June 30, 2003 (none in the same period in 2004). The increase in general and administrative expense for the six months ended June 30, 2004 as compared to the same period in 2003 is primarily due to increased stock-based compensation expense from $434,000 to $1,982,000.

         Stock-based compensation expense for the three months ended June 30, 2004 included $170,000 in stock option expense, $583,000 in restricted stock expense, and $262,000 in payroll taxes and other costs associated with employees' exercise of approximately 345,000 stock options in the three months ended June 30, 2004. Stock-based compensation expense for the six months ended June 30, 2003, included $100,000 in stock option expense and $167,000 in payroll taxes and other costs associated with employees' exercise of 728,000 stock options during the three months ended June 30, 2003.

         Stock-based compensation expense for the six months ended June 30, 2004 included $289,000 in stock option expense, $1,117,000 in restricted stock expense, and $576,000 in payroll taxes and other costs associated with employees' exercise of approximately 1,156,000 stock options in the six months ended June 30, 2004. Stock-based compensation expense for the six months ended June 30, 2003 included $199,000 in stock option expense and $235,000 in payroll taxes and other costs associated with employees' exercise of 871,000 stock options during the six months ended June 30, 2003.

         Restricted stock expense, based upon restricted stock units outstanding at June 30, 2004, should approximate $600,000 per quarter for the remainder of 2004, while stock option expense should approximate $125,000 per quarter for the remainder of 2004, exclusive of payroll taxes on exercise of options. Future grants of restricted stock units and stock options could further increase our future stock-based compensation expense. The future level of payroll taxes and other costs associated with the employees' exercise of stock options will depend upon the timing of the employees' exercise of approximately 2.0 million remaining stock options outstanding at June 30, 2004, the Company's stock price at the time of exercise, and the level of future grants of stock options.

         INTEREST EXPENSE: Interest expense was $372,000 for the three months ended June 30, 2003 (none for the three months ended June 30, 2004). Interest expense was $100,000 and $825,000 for the six months ended June 30, 2004 and 2003, respectively. Interest capitalized during the three and six months ended June 30, 2004 was $912,000 and $2,037,000, respectively, as compared to $1,450,000 and $2,975,000, respectively, for the same periods in 2003. The decrease in interest expense in 2004 compared to 2003 is principally the result of lower interest expense on notes payable due to scheduled principal repayments. The reduction in capitalized interest is a result of a lower average balance of in-process development projects. Interest expense (prior to capitalized interest) should continue to decrease as we make scheduled principal payments.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and six months ended June 30, 2004 and 2003:


                                                     Three Months Ended June 30,                 Six Months Ended June 30,
                                                  2004           2003          Change         2004          2003         Change
                                                -----------    -----------  ------------  ------------   -----------   -----------
                                                                             (Amounts in thousands)
Preferred partnership interests:
     Special Distribution and EITF
      Topic D-42 (a)...................         $      -       $       -      $       -    $   10,063     $        -    $  10,063
     Ongoing distributions (b)..........            5,177           6,727        (1,550)       11,731         13,453       (1,722)
Consolidated Development Joint Venture (c)          1,420             870           550         2,377          1,613          764
Convertible Partnership Units (d).......               91              82             9           131            147          (16)
Acquired minority interests (e) ........              438             511           (73)          842          1,314         (472)
Other minority interests (f)............            2,631           2,580            51         5,233          4,911          322
                                                -----------    -----------  ------------  ------------   -----------   -----------
    Total minority interests in income..        $   9,757      $   10,770     $  (1,013)    $  30,377     $   21,438    $   8,939
                                                ===========    ===========  ============  ============   ===========   ===========


(a) As described more fully below, holders of $200,000,000 of our Series N preferred partnership units agreed to a restructuring which included reducing their distribution rate from 9.5% to 6.4% in exchange for a special distribution of $8,000,000. This special distribution, combined with $2,063,000 in costs incurred at the time the units were originally issued that were charged against income in accordance with the Securities and Exchange Commissions clarification of EITF Topic D-42, are included in minority interest in income.

(b) The decrease in ongoing distributions is due to the reduction in rate on $200,000,000 of the preferred partnership units from 9.5% to 6.4%, effective March 22, 2004. Ongoing distributions, beginning in the second quarter of 2004, amounted to approximately $5,177,000 per quarter.

(c) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $891,000 and $1,854,000 in depreciation expense for the three and six months ended June 30, 2004, respectively, as compared to $814,000 and $1,665,000 for the same period in 2003.

(d) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 8 to the consolidated financial statements). Included in minority interest in income is $81,000 and $166,000 in depreciation expense for the three and six months ended June 30, 2004, respectively, as compared to $90,000 and $187,000 for the same period in 2003.

(e) These amounts reflect income allocated to minority interests that the Company acquired in April 2003 and June 2004 and are no longer outstanding at June 30, 2004. Included in minority interest in income is $155,000 and $309,000 in depreciation expense for the three and six months ended June 30, 2004, respectively, as compared to $232,000 and $501,000 for the same period in 2003.

(f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three and six months ended June 30, 2004 and 2003. Included in minority interest in income is $592,000 and $965,000 in depreciation expense for the three months and six months ended June 30, 2004, respectively, as compared to $451,000 and $880,000 for the same period in 2003.

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

         The acquired minority interests reflect earnings allocated to interests the Company didn't own in one of the Consolidated Entities, acquired on June 30, 2004, for an aggregate of $24,000,000 cash. This purchase price is subject to adjustment based upon the completion of independent appraisals. We allocated a total of $842,000 in net income to these interests (including $309,000 in depreciation) for the six months ended June 30, 2004. In addition, we acquired the interests we didn't own in PS Partners IV, Ltd. on April 28, 2003 for an aggregate cost of approximately $23,377,000. Following the Company's acquisition of these interests, there will be no further income allocated to these interests.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three and six months ended June 30, 2004 and 2003, comprised of investments in the Consolidated Entities described in Note 8 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

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

         The following table summarizes the historical operations of the Sold Self-Storage Facilities and the Closed Facilities:

Discontinued Operations:

                                          Three Months Ended June 30,            Six Months Ended June 30,
                                       -----------------------------------  -------------------------------------
                                         2004        2003        Change       2004          2003        Change
                                       ----------  ---------   -----------  ----------   -----------   ----------
                                            (Amounts in thousands)                 (Amounts in thousands)
Rental income (a):
  Closed Facilities...............      $   129     $ 2,372      $ (2,243)  $     931     $   5,944    $  (5,013)
  Sold Self-Storage Facilities....            -         481          (481)          -           944         (944)
                                       ----------  ---------   -----------  ----------   -----------   ----------
Total rental income...............          129       2,853        (2,724)        931         6,888       (5,957)
                                       ----------  ---------   -----------  ----------   -----------   ----------
Cost of operations (a):
  Closed Facilities...............          520       2,576        (2,056)      1,505         5,945       (4,440)
  Sold Self-Storage Facilities....            -         204          (204)          -           390         (390)
                                       ----------  ---------   -----------  ----------   -----------   ----------
Total cost of operations..........          520       2,780        (2,260)      1,505         6,335       (4,830)
                                       ----------  ---------   -----------  ----------   -----------   ----------
Depreciation expense (a):
  Closed Facilities...............           21         633          (612)         99         1,147       (1,048)
  Sold Self-Storage Facilities....            -         122          (122)          -           281         (281)
                                       ----------  ---------   -----------  ----------   -----------   ----------
Total depreciation ...............           21         755          (734)         99         1,428       (1,329)
                                       ----------  ---------   -----------  ----------   -----------   ----------
Impairment charge/shutdown costs (b):
  Closed Facilities...............          416         750          (334)        585           750         (165)
                                       ----------  ---------   -----------  ----------   -----------   ----------
Net discontinued operations (c)...      $  (828)    $(1,432)    $     604   $  (1,258)     $ (1,625)   $     367
                                       ==========  =========   ===========  ==========   ===========   ==========


(a) These amounts represent the historical operations of the Closed Facilities and the Sold Self-Storage Facilities, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) Lease termination costs of $416,000 associated with two facilities were recorded in the three and six months ended June 30, 2004. During the three and six months ended June 30, 2003, a $750,000 impairment charge was recorded with respect to a closed containerized storage facility held for sale. For the six months ended June 30, 2004 an impairment charge of $169,000 was recorded with respect to a facility closed in 2004.

(c) Earnings per-share for the each of the three month periods ended June 30, 2004 as well as the six months ended June 30, 2004 were reduced $0.01 due to the impact from discontinued operations.

         GAIN (LOSS) ON DISPOSITION OF REAL ESTATE: During the first quarter of 2003, we disposed of two self-storage facilities and a parcel of land for an aggregate of $7,713,000 in cash, and recognized a gain on disposition of $14,000. During the quarter ended June 30, 2003, we disposed of two additional parcels of land for an aggregate of $4,147,000, recognizing a gain on disposition of $430,000, and disposed of an investment in real estate entities for an aggregate of $851,000, recognizing a gain of approximately $316,000.

         The Knoxville Facilities were disposed of on July 25, 2003 for aggregate gross proceeds of $11.0 million. The Company financed a substantial part of the buyer's consideration in exchange for a note receivable from the buyer, and in accordance with generally accepted accounting principles, the Company deferred the sale until the notes receivable were collected in the third quarter of 2003.

         There were no such gains or losses recorded in the six months ended June 30, 2004.

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


                                                                           Six Months Ended June 30,
                                                                         ---------------------------------
                                                                            2004               2003
                                                                         ---------------    --------------
                                                                             (Amounts in thousands)
Net cash provided by operating activities.......................         $    326,233       $    293,879

Allocable to minority interest (Preferred Units) - ongoing                    (11,731)           (13,453)
distributions...................................................
Allocable to minority interest (Preferred Units) - special                     (8,000)                 -
distribution (a)................................................
Allocable to minority interest (common equity)..................              (11,877)           (11,218)
                                                                         ---------------    --------------
Cash from operations allocable to our shareholders..............              294,625            269,208

Capital improvements to maintain our facilities.................               (9,644)            (9,814)
 Add back:  minority interest share of capital improvements to
    maintain facilities.........................................                  203                244
                                                                         ---------------    --------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................              285,184            259,638

Distributions paid:
  Preferred stock dividends.....................................              (76,822)           (72,721)
  Equity Stock, Series A dividends..............................              (10,751)           (10,751)
  Distributions to Common shareholders..........................             (114,755)          (112,137)
                                                                         ---------------    --------------
Cash available for principal payments on debt and reinvestment..         $     82,856       $     64,029
                                                                         ===============    ==============


(a) The $8 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.

         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at June 30, 2004, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. At June 30, 2004, we had no outstanding borrowings under our $200 million bank line of credit.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2004, we had mortgage debt outstanding of $ 1.7 million (which encumbers two facilities with a book value of approximately $11 million) and unsecured long-term debt in the amount of $33.6 million.

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

         For the remainder of 2004 and 2005, we have approximately $283.6 million of preferred securities that become redeemable at our option. The weighted average annual dividend rate with respect to these securities is approximately 9.4%; a rate significantly higher than current market conditions. However, during the fourth quarter of 2003 and into 2004, we became increasingly concerned that conditions soon change and that dividend rates with respect to new offerings of preferred securities would begin to rise. It was our desire to limit our "refinancing risk" with respect to anticipated rising rates.

         In that regard, over the past nine months, we have issued approximately $628.8 million of our preferred stock raising net proceeds of approximately $609.2 million. The weighted average annual dividend rate with respect to these securities is approximately 6.5% (6.8% based on the net proceeds received).

         During the first quarter of 2004, we utilized $230 million of the capital raised to redeem our 8.25% Series K preferred stock and our 8.25% Series L preferred stock. In addition, during the first quarter of 2004, we restructured $200 million of our 9.5% Series N preferred units reducing the annual dividend rate to 6.4%; we would not have been able to call these securities until November 2005. We have approximately $283,625,000 in preferred securities that, at our option, become redeemable in the remainder of 2004 and 2005, with an average coupon of 9.4%, as follows:

                                      Earliest
                                     Redemption       Dividend      Liquidation
               Security                 Date            Rate       Value (000's)
--------------------------------    ------------     ----------   --------------

 Series M Preferred Stock  (a)         8/17/04           8.750%   $   56,250
 Series D Preferred Stock              9/30/04           9.500%       30,000
 Series E Preferred Stock              1/31/05          10.000%       54,875
 Series N Preferred Units              3/17/05           9.500%       40,000
 Series O Preferred Units              3/29/05           9.125%       45,000
 Series F Preferred Stock              4/30/05           9.750%       57,500
                                                     ----------   --------------
 Total securities available for
 redemption                                              9.439%   $  283,625
                                                     ==========   ==============

(a) On July 15, 2004, we called for redemption all 2,250,000 depositary shares of our Series M Preferred Stock and expect to redeem these securities at par on August 17, 2004.

         Our $421,448,000 cash on hand at June 30, 2004 is sufficient to fund these redemptions. If, however, our cash on hand is utilized for alternative investments such as the acquisition or development of real estate assets, we intend to issue additional lower-rate preferred securities to redeem these securities. There can be no assurance that we would be able to issue additional preferred securities at a lower rate.

         As a result of the upcoming redemptions of preferred securities noted above, we expect that the related charges with respect to the application of EITF Topic D-42 will be approximately $3,072,000 and $1,929,000 in the third and fourth quarters of 2004, respectively, and $2,778,000 in the first quarter of 2005.

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

         During the six months ended June 30, 2004 and 2003, we paid cash dividends totaling $76,822,000 and $72,721,000, respectively, to the holders of our Cumulative Preferred Stock. We estimate that the distribution requirements with respect to our Preferred Stock outstanding at June 30, 2004 to be approximately $162.9 million per year, which includes approximately $18.9 million with respect to the preferred series denoted above that are anticipated to be redeemed.

         During the six months ended June 30, 2004 and 2003, we paid cash dividends totaling $19,731,000 and $13,453,000, respectively, to the holders of our preferred partnership units. On March 22, 2004, certain investors who hold $200 million of our 9.5% Series N Cumulative Redeemable Preferred Units agreed, in exchange for a special distribution of $8,000,000, to a reduction in the distribution rate on their preferred units from 9.5% per year to 6.4% per year. We estimate that the distribution requirement with respect to the preferred partnership units outstanding at June 30, 2004 to be approximately $20.7 million per year. Which includes approximately $7.9 million with respect to the series denoted above that we expect to redeem.

         During each of the six months ended June 30, 2004 and 2003, we paid cash dividends totaling $10,751,000 to the holders of our Equity Stock, Series
A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at June 30, 2004, we estimate the total regular distribution for the remainder of 2004 to be approximately $10.8 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

         During the six months ended June 30, 2004, we paid dividends totaling $57,348,000 ($0.45 per common share) to the holders of our common stock. Based upon shares outstanding at June 30, 2004 and a quarterly distribution of $0.45 per share, which was declared by the Board of Directors on August 5, 2004 and payable on September 30, 2004, we estimate dividend payments with respect to our common stock of approximately $57.5 million for the third quarter of 2004.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2004, we have budgeted approximately $53.0 million for capital improvements. During the six months ended June 30, 2004, we incurred capital improvements of approximately $9.6 million. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which are fixed rate. At June 30, 2004, we had total outstanding notes payable of approximately $35.3 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make schedule principal payments. It is our current intention to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         ACQUISITION AND DEVELOPMENT OF REAL ESTATE FACILITIES: No facilities were acquired from third parties during the six months of 2004 or during the year ended December 31, 2003. During July 2004, we acquired three facilities, in separate transactions from third parties, an aggregate of 213,000 square feet, for an aggregate cost of approximately $12.2 million (one of which was acquired by our joint venture described below). In addition, we have contracts to acquire a total of 34 existing self-storage facilities with an aggregate of 2.2 million net rentable square feet at an aggregate cost of $133.6 million, consisting of a combination of cash, senior securities, and assumption of debt. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

         Until recently, we have completed a relatively low level of third party acquisitions, due neither to the supply of facilities offered for sale nor our ability to finance the acquisitions, but primarily due to prices sought by sellers and our lack of desire to pay such prices. During the remainder of 2004 we will seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

         On January 1, 2004, we entered into a joint venture with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties. The venture will be funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. The venture has a nine month investment period (through September 30, 2004) to identify and acquire facilities. In July 2004, the venture acquired a self-storage facility from a third party, for approximately $3.9 million in cash.

         In June 2004, we acquired a limited partnership interest in one of our Consolidated Entities, at an acquisition cost of approximately $24 million. The purchase price is subject to post-closing adjustment pending the completion of independent appraisals.

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

         We currently have a development "pipeline" of 37 projects consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $154.3 million. Approximately $37.4 million of development cost has been incurred as of June 30, 2004. At June 30, 2004, we have acquired the land for 33 of these projects, which have an aggregate estimated cost of approximately $108.4 million, and costs incurred as of June 30, 2004 of approximately $36.8 million. The remaining four facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $116.8 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY                                                 Total
                                                    Number     Net         estimated     Costs incurred
                                                      of     rentable     development        through         Costs to
                                                   projects   sq. ft.        costs           6/30/04         complete
                                                   --------  ----------   ------------   --------------     -----------
                                                                               (Amounts in thousands)
  Facilities currently under construction:
    Self-storage facilities                            3          174      $   17,708       $   14,364       $    3,344
    Expansions and other enhancements to
     existing self-storage facilities                  6          297          18,224           10,602            7,622
                                                   --------  ----------   ------------   --------------     -----------
                                                       9          471          35,932           24,966           10,966

  Facilities awaiting  construction,  where land
     is acquired:
    Self-storage facilities                            3          224          23,785           10,078           13,707
    Expansions and other enhancements to
     existing self-storage facilities                 21        1,126          48,651            1,779           46,872
                                                   --------  ----------   ------------   --------------     -----------
                                                      24        1,350          72,436           11,857           60,579

  Self-storage facilities awaiting
    construction, where land has not yet been
    acquired                                           4          327          45,892              609           45,283
                                                   --------  ----------   ------------   --------------     -----------
  Total Development Pipeline                          37        2,148      $  154,260       $   37,432       $  116,828
                                                   ========  ==========   ============   ==============     ===========

         Included in the 27 "expansions and other enhancements of existing self-storage facilities" are 14 projects associated with the conversion of industrial space, previously used by the discontinued containerized facility operations, into self-storage space. The total amount of self-storage space to come on line from these 14 conversions is approximately 937,000 net rentable square feet of traditional self-storage space at a cost of $31,265,000. Also included are enhancements which, while they do not add significant incremental square footage, improve the visual and structural appeal of our existing self-storage facilities.

         In addition to the above projects, we have five parcels of land held for development with total costs of approximately $12,236,000 at June 30, 2004. These parcels will either be developed or sold.

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. For the six months ended June 30, 2004, we repurchased 85,000 shares of our common stock for approximately $3,967,000. In addition, during April 2004, we repurchased an additional 324,700 shares of our common stock, for approximately $14,267,000.

         From the initial authorization through August 5, 2004, we have repurchased a total of 22,081,720 shares of common stock at an aggregate cost of approximately $560.1 million.

ITEM 2A.   RISK FACTORS
-----------------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2003, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At June 30, 2004, the Hughes family owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may be favorable to the other common shareholders.

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

DEPENDENCY UPON AUTOMATED PROCESSES.

         We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At June 30, 2004, our debt of $35.3 million was less than 1.0% of our total assets.

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

    o    natural disasters, such as earthquakes;

    o    potential terrorist attacks;

    o changes in supply of or demand for similar or competing facilities in an area;

    o    the impact of environmental protection laws;

    o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

    o    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 93% of our revenue for the six months ended June 30, 2004. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development and fill-up of our properties would reduce our profitability: Since January 1, 2000, we have opened 63 newly developed self storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $564.3 million. In addition, at June 30, 2004 the Company had 37 projects in development that are expected to begin construction generally by December 31, 2004. These 37 projects have total estimated costs of $154.3 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect the Company's profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact the Company's profitability.

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

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

         B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 38 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at June 30, 2004. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 38 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

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

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred operating losses of $10,058,000 in 2002, generated an operating profit of $2,543,000 in 2003 and $1,352,000 for the six months ended June 30, 2004. PSPUD closed 32 of 55 facilities that were deemed not strategic to the Company's business plan since 2002.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At March 31, 2004, our debt as a percentage of total shareholders' equity (based on book values) was 0.8%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series D - September 30, 2004, Series E - January 31, 2005, Series F - April 30, 2005, Series M - August 17, 2004, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009 and Series B - June 30, 2009. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series M through Series X, Series Z, Series A and Series B), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $35.3 million at June 30, 2004. Substantially all of the Company's notes payable bear interest at fixed rates. See Note 7 to the consolidated financial statements at June 30, 2004 for approximate principal maturities of the notes payable at June 30, 2004.

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

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
           -----------------------------------------------------------
           OF EQUITY SECURITIES
           --------------------

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

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                         Total Number of      Maximum Number of
                                                                       Shares Purchased as     Shares that May
                                        Total Number   Average Price     Part of Publicly     Yet Be Purchased
                                         of Shares        Paid per      Announced Plans or   Under the Plans or
Period Covered                         Purchased (1)     Share (2)           Programs             Programs
--------------------------------      --------------- ---------------  -------------------   -------------------
April 1 through April 30, 2004               324,700     $    43.94           22,081,280           2,918,280

May 1 through May 31, 2004                         -           -              22,081,280           2,918,280

June 1 through June 30, 2004                       -           -              22,081,280           2,918,280
                                      --------------- ---------------
    Total                                    324,700     $    43.94


    (1) All shares were open market purchases and purchased under the company's publicly announced stock repurchase program.

    (2)  Average   price  per  share  is  inclusive  of   commissions   totaling
         approximately $13,000, or 4% per share.

         See Notes 8, 9 and 15 for additional information on repurchases and redemptions of equity securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The Company held an annual meeting of shareholders on May 6, 2004. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following two matters:

A. Election of Directors:

                                      Total Common Stock                    Total Equity Stock, Series A
                           -----------------------------------------    ---------------------------------------
          Name              Total Votes For     Total Votes Withheld    Total Votes For    Total Votes Withheld
---------------------      ------------------   --------------------    ----------------   --------------------
B. Wayne Hughes                  111,403,744             5,862,842             714,349               13,667
Ronald L. Havner, Jr.            115,369,410             1,897,176             725,641                2,375
Harvey Lenkin                    115,382,724             1,883,862             725,036                2,980
Robert J. Abernethy              106,081,318            11,185,268             717,827               10,189
Dann V. Angeloff                 111,829,988             5,436,598             725,003                3,014
William C. Baker                 107,556,990             9,709,596             717,611               10,405
John T. Evans                    111,491,136             5,775,450             724,793                3,223
Uri P. Harkham                   115,378,265             1,888,321             725,694                2,322
B. Wayne Hughes, Jr.              86,815,433            30,451,153             600,688              127,329
Daniel C. Staton                 108,118,059             9,148,527             718,233                9,783


         There was no solicitation in opposition to the management's nominees to the Board of Directors listed in the proxy statement.

         B. Ratification of selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2004:

                                             For              Against            Abstain             No Vote
                                         ------------        ----------         ----------          -----------
Common Stock                             104,281,709         10,867,517          2,117,359                 1
Equity Stock, Series A                       716,198              9,904              1,915                 0
                                         ------------        ----------         ----------          -----------
Total Common Stock and Equity
   Stock, Series A                       104,997,907         10,877,421          2,119,274                 1
                                         ============        ==========         ==========          ===========

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

3.3 Amendment to Certificate of Determination for the 10% Cumulative Preferred Stock, Series A. Filed with the Registrant's Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

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

3.6 Amendment to Certificate of Determination for the 9.20% Cumulative Preferred Stock Series B. Filed herewith.

3.7      Certificate of Determination for the 8.25% Convertible Preferred Stock.
         Filed  with  Registrant's   Registration  Statement  No.  33-54557  and
         incorporated herein by reference.

3.8      Certificate  of  Determination   for  the  Adjustable  Rate  Cumulative
         Preferred  Stock,  Series  C.  Filed  with  Registrant's   Registration
         Statement No. 33-54557 and incorporated herein by reference.

3.9 Certificate of Determination for the 9.50% Cumulative Preferred Stock, Series D. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.50% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.10 Certificate of Determination for the 10% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A/A Registration Statement relating to the 10% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.11 Certificate of Determination for the 9.75% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.12     Registration   Statement  No.  33-63947  and  incorporated   herein  by
         reference.

3.13 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

3.14 Certificate of Determination for the 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.15 Certificate of Determination for the 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.16 Certificate of Determination for the Convertible Preferred Stock, Series CC. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

3.17 Certificate of Correction of Certificate of Determination for the Convertible Participating Preferred Stock. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

3.18 Certificate of Determination for 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.19 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-18395 and incorporated herein by reference.

3.20 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

3.21 Certificate of Determination for Equity Stock, Series AA. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.22     Certificate  Decreasing  Shares  Constituting  Equity Stock,  Series A.
         Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.23 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.24     Certificate of Determination for 8% Cumulative Preferred Stock, Series
         J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.25 Certificate of Correction of Certificate of Determination for the 8.25% Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 333-61045 and incorporated herein by reference.

3.26 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.27 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.28 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

3.29 Certificate of Determination for Equity Stock, Series AAA. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

3.30 Certificate of Determination for 9.5% Cumulative Preferred Stock, Series N. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

3.31 Certificate of Determination for 9.125% Cumulative Preferred Stock, Series O. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.32 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.33 Certificate of Determination for 8.600% Cumulative Preferred Stock, Series, Q. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

3.34 Amendment to Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

3.35 Certificate of Determination for 8.000% Cumulative Preferred Stock, Series R. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R and incorporated herein by reference.

3.36 Certificate of Determination for 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

3.37 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

3.38 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

3.39 Amendment to Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.40 Certificate of Determination for 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

3.41 Certificate of Determination for 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.42 Certificate of Determination for 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

3.43 Certificate of Determination for the 6.85% Cumulative Preferred Stock, Series Y. Filed with the Registrant's Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.44 Certificate of Determination for 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

3.45 Certificate of Determination for 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

3.46 Certificate of Determination for 6.40% Cumulative Preferred Stock, Series NN. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.47 Certificate of Determination for 7.125% Cumulative Preferred Stock, Series B. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B and incorporated herein by reference.

3.48 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.49     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.50     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.51     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.52 Amendment to Bylaws adopted on February 10, 1998. Filed with Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.53 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.54 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrants' Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

3.55 Amendment to Bylaws adopted on November 7, 2002. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.56 Amendment to Bylaws adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.57 Amendment to Bylaws adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

3.58 Amendment to Bylaws adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

10.38 Deposit Agreement dated as of January 18, 2002 among Registrant, Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

10.39 Deposit Agreement dated as of February 19, 2002 among Registrant, Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

10.40 Deposit Agreement dated as of September 30, 2002 among Registrant, Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

10.41** Employment Agreement between Registrant and Harvey Lenkin dated as of August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.42 Deposit Agreement dated as of October 6, 2003 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

10.43 Deposit Agreement dated as of November 13, 2003 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

10.44 Deposit Agreement dated as of March 5, 2004 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

10.45 Limited Partnership Agreement of PSAF Acquisition Partners, L.P. between PS Texas Holdings, Ltd. and the Limited Partner dated as of December 18, 2003. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.46 Second Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of March 22, 2004. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

10.47 Second Amendment to Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of March 25, 2004. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

10.48 Deposit Agreement dated as of March 31, 2004 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

10.49 Deposit Agreement dated as of June 30, 2004 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B and incorporated herein by reference.

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.


         *        Compensatory benefit plan.

         **       Management contract.


(b) Reports on Form 8-K

         The Company furnished a Current Report on from 8-K dated May 6, 2004 (filed May 7, 2004), pursuant to Item 7 with its press release announcing its results for the quarter ended March 31, 2004.

         The Company filed a Current Report on Form 8-K, dated June 16, 2004 (filed June 18, 2004), pursuant to Item 5, in connection with the Company's public offering in June 2004 of depositary shares, each representing 1/1,000 of a share of the Company's 7.1250% Cumulative Preferred Stock, Series B.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      DATED: August  6, 2004

                      PUBLIC STORAGE, INC.

                      By:    /s/  John Reyes
                             ---------------
                             John Reyes
                             Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)