Form 10-Q
period 2004-09-30
PUBLIC STORAGE INC /CA
filed 2004-11-09
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
             (Exact name of registrant as specified in its charter)

               California                               95-3551121
     -------------------------------     ---------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)

 701 Western Avenue, Glendale, California                  91201-2349
-----------------------------------------                  ----------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2004:

Common Stock, $.10 Par Value -  129,231,802 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares of Equity Stock, Series A)

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                          Pages

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
             September 30, 2004 and December 31, 2003                        1

          Condensed Consolidated Statements of Income for the
             Three and Nine Months Ended September 30, 2004 and 2003         2

          Condensed Consolidated Statement of Shareholders' Equity
             for the Nine Months Ended September 30, 2004                    3

          Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2004 and 2003           4

          Notes to Condensed Consolidated Financial Statements            5-35

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               36-65

Item 2A.  Risk Factors                                                   66-71

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        71

Item 4.   Controls and Procedures                                           71

PART II.  OTHER INFORMATION (Items 3 through 5 are not applicable)
          -----------------

Item 1.   Legal Proceedings                                              72-73

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    73-74

Item 6.   Exhibits and Reports on Form 8-K                               75-83

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                        September 30,        December 31,
                                                                                            2004                 2003
                                                                                       ----------------   ----------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................           $     475,280     $     204,833
Real estate facilities, at cost:
   Land......................................................................               1,357,310         1,332,882
   Buildings.................................................................               3,880,280         3,792,616
                                                                                       ----------------   ----------------
                                                                                            5,237,590         5,125,498
   Accumulated depreciation..................................................              (1,276,379)       (1,153,059)
                                                                                       ----------------   ----------------
                                                                                            3,961,211         3,972,439
   Construction in process...................................................                  40,686            69,620
   Land held for development.................................................                   7,580            12,236
   Real estate facility held for sale, net of accumulated depreciation.......                   2,914                 -
                                                                                       ----------------   ----------------
                                                                                            4,012,391         4,054,295

Investment in real estate entities...........................................                 335,478           336,696
Goodwill.....................................................................                  78,204            78,204
Intangible assets, net.......................................................                 106,336           111,289
Notes receivable, including amounts due from related parties.................                     487           100,510
Other assets.................................................................                  69,737            82,242
                                                                                       ----------------   ----------------
              Total assets...................................................           $   5,077,913     $   4,968,069
                                                                                       ================   ================
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................           $      35,260     $      76,030
Preferred stock called for redemption........................................                       -           115,000
Accrued and other liabilities................................................                 161,559           131,103
                                                                                       ----------------   ----------------
         Total liabilities...................................................                 196,819           322,133
Minority interest:
   Preferred partnership interests...........................................                 285,000           285,000
   Other partnership interests...............................................                 118,767           141,137
Commitments and contingencies (Note 14)......................................                       -                 -
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     6,175,186 shares issued (in series) and outstanding, (5,763,986 at
     December 31, 2003) at liquidation preference............................               2,157,025         1,867,025
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 128,316,807
     shares issued and outstanding (126,986,734 at December 31, 2003)........                  12,832            12,699
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                       -                 -
   Paid-in capital...........................................................               2,452,978         2,438,632
   Cumulative net income.....................................................               2,625,602         2,366,660
   Cumulative distributions paid.............................................              (2,771,110)       (2,465,217)
                                                                                       ----------------   ----------------
         Total shareholders' equity..........................................               4,477,327         4,219,799
                                                                                       ----------------   ----------------
              Total liabilities and shareholders' equity.....................           $   5,077,913     $   4,968,069
                                                                                       ================   ================


                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                              Three Months Ended             Nine Months Ended
                                                                                September 30,                  September 30,
                                                                          ----------------------------   ---------------------------
                                                                             2004           2003            2004            2003
                                                                          ------------    ------------   ------------    -----------
Revenues:
     Rental income:
         Self-storage facilities.........................................  $  219,908     $   206,856    $   639,025     $  593,345
         Commercial properties...........................................       2,707           2,712          8,064          8,299
         Containerized storage facilities................................       5,048           6,672         15,099         18,495
     Tenant reinsurance premiums.........................................       6,210           5,755         18,266         16,551
     Interest and other income...........................................       3,300           2,847          7,240          7,425
                                                                          ------------    ------------   ------------    -----------
                                                                              237,173         224,842        687,694        644,115
                                                                          ------------    ------------   ------------    -----------
Expenses:
     Cost of operations:
         Self-storage facilities.........................................      74,075          70,977        224,119        206,655
         Commercial properties...........................................       1,031           1,234          3,200          3,415
         Containerized storage facilities................................       3,073           3,823          8,741         10,713
         Tenant reinsurance..............................................       4,204           2,917         11,089          8,631
     Depreciation and amortization.......................................      44,375          45,435        135,515        135,770
     General and administrative..........................................       5,527           4,642         15,983         13,321
     Interest expense....................................................           -             296            100          1,121
                                                                          ------------    ------------   ------------    -----------
                                                                              132,285         129,324        398,747        379,626
                                                                          ------------    ------------   ------------    -----------
Income from continuing operations before equity in earnings of real estate
   entities, minority interest in income, asset impairment charge, and gain     104,888          95,518      288,947        264,489
   on disposition of real estate investments.............................
Equity in earnings of real estate entities (Note 5)......................       3,184           5,770         11,646         19,456
Asset impairment charge due to casualty loss (Note 4)....................      (1,250)              -         (1,250)             -
Gain on disposition of real estate investments...........................       1,286              47          1,286            807
Minority interest in income:
     Preferred partnership interests:
       Based on ongoing distributions....................................      (5,176)         (6,726)       (16,907)       (20,179)
       Special distribution and restructuring allocation (Note 8)........           -               -        (10,063)             -
     Other partnership interests.........................................      (4,345)         (4,418)       (12,928)       (12,403)
                                                                          ------------    ------------   ------------    -----------
Income from continuing operations........................................      98,587          90,191        260,731        252,170
Discontinued operations (Note 3).........................................      (1,072)           (444)        (1,789)        (1,487)
                                                                          ------------    ------------   ------------    -----------
Net income...............................................................  $   97,515     $    89,747    $   258,942     $  250,683
                                                                          ============    ============   ============    ===========
Net income allocation:
---------------------
     Allocable to preferred shareholders:
        Based on distributions paid......................................  $   40,471     $    35,193    $   117,293     $  107,914
        Based on redemptions of preferred stock..........................       3,072               -          6,795          3,397
     Allocable to Equity Stock, Series A.................................       5,375           5,375         16,126         16,126
     Allocable to common shareholders....................................      48,597          49,179        118,728        123,246
                                                                          ------------    ------------   ------------    -----------
                                                                           $   97,515     $    89,747    $   258,942     $  250,683
                                                                          ============    ============   ============    ===========
Per common share - basic
     Continuing operations...............................................  $    0.39      $     0.39     $      0.94     $    1.00
     Discontinued operations (Note 3)....................................      (0.01)           -              (0.01)        (0.01)
                                                                          ------------    ------------   ------------    -----------
                                                                           $    0.38      $     0.39     $      0.93     $    0.99
                                                                          ============    ============   ============    ===========
Per common share -diluted
     Continuing operations...............................................  $    0.39      $     0.39     $      0.93     $    0.99
     Discontinued operations (Note 3)....................................      (0.01)           -              (0.01)        (0.01)
                                                                          ------------    ------------   ------------    -----------
                                                                           $    0.38      $     0.39     $      0.92     $    0.98
                                                                          ============    ============   ============    ===========
 Net income per depositary share of Equity Stock, Series A (basic and
 diluted)................................................................  $    0.61      $     0.61     $      1.84     $    1.84
                                                                          ============    ============   ============    ===========
Basic weighted average common shares outstanding.........................     128,085         125,528        127,635        124,740
                                                                          ============    ============   ============    ===========
Diluted weighted average common shares outstanding.......................     128,826         126,802        128,545        125,987
                                                                          ============    ============   ============    ===========
Weighted average shares of Equity Stock, Series A (basic and diluted)....       8,776           8,776          8,776          8,776
                                                                          ============    ============  ============   ============


                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)


                                                                 Cumulative                                        Cumulative Net
                                                              Preferred Stock    Common Stock    Paid-in Capital       Income
                                                              ----------------   --------------  ----------------  ---------------

Balances at December 31, 2003.............................      $  1,867,025      $     12,699     $  2,438,632      $  2,366,660

Issuance of cumulative preferred stock:
   Series Y (1,600,000 shares)..........................              40,000                 -                -                 -
   Series Z (4,500 shares)..............................             112,500                 -           (3,744)                -
   Series A (4,600 shares)..............................             115,000                 -           (3,823)                -
   Series B (4,350 shares)..............................             108,750                 -           (3,626)                -
   Series C (4,600 shares)..............................             115,000                 -           (3,823)                -

Redemption of cumulative preferred stock, including redemption costs:
   Series L (4,600 shares)................................          (115,000)                -              (21)                -
   Series M (2,250 shares)................................           (56,250)                -              (20)                -
   Series D (1,200,000 shares)............................           (30,000)                -              (20)                -

Restructuring of Series N preferred units (Note 8)......                   -                 -            2,063                 -

Issuance of common stock in connection with:
   Exercise of employee stock options (1,719,473 shares)..                 -               172           43,609                 -
   Vesting of restricted stock (20,300 shares) ...........                 -                 2               (2)                -

Stock based compensation expense (Note 11) ...............                 -                 -            1,946                 -

Repurchase of common stock (409,700 shares)...............                 -               (41)         (18,193)                -

Net income................................................                 -                 -                -           258,942

Cash distributions:
   Cumulative preferred stock (Note 9)....................                 -                 -                -                 -
   Equity Stock, Series A ($1.84 per depositary share)....                 -                 -                -                 -
   Common Stock ($1.35 per share).........................                 -                 -                -                 -

                                                              ----------------   --------------  ----------------  ---------------
Balances at September 30, 2004............................      $  2,157,025      $     12,832     $  2,452,978      $  2,625,602
                                                              ================   ==============  ================  ===============

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)

                                                                                       Total
                                                                   Cumulative      Shareholders'
                                                                 Distributions         Equity
                                                                 --------------    ---------------

Balances at December 31, 2003.............................        $ (2,465,217)     $  4,219,799

Issuance of cumulative preferred stock:
   Series Y (1,600,000 shares)..........................                     -            40,000
   Series Z (4,500 shares)..............................                     -           108,756
   Series A (4,600 shares)..............................                     -           111,177
   Series B (4,350 shares)..............................                     -           105,124
   Series C (4,600 shares)..............................                     -           111,177

Redemption of cumulative preferred stock, including
 redemption costs:
   Series L (4,600 shares)................................                   -          (115,021)
   Series M (2,250 shares)................................                   -           (56,270)
   Series D (1,200,000 shares)............................                   -           (30,020)

Restructuring of Series N preferred units (Note 8)......                     -             2,063

Issuance of common stock in connection with:
   Exercise of employee stock options (1,719,473 shares)..                   -            43,781
   Vesting of restricted stock (20,300 shares) ...........                   -                 -

Stock based compensation expense (Note 11) ...............                   -             1,946

Repurchase of common stock (409,700 shares)...............                   -           (18,234)

Net income................................................                   -           258,942

Cash distributions:
   Cumulative preferred stock (Note 9)....................            (117,293)         (117,293)
   Equity Stock, Series A ($1.84 per depositary share)....             (16,126)          (16,126)
   Common Stock ($1.35 per share).........................            (172,474)         (172,474)

                                                                 --------------    ---------------
Balances at September 30, 2004............................        $ (2,771,110)     $  4,477,327
                                                                 ==============    ===============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                         2004                   2003
                                                                                   ----------------     ----------------
Cash flows from operating activities:
  Net income..............................................................         $      258,942       $      250,683
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss/(Gain) on sale of assets, net of impairment charge, and impact of
       EITF Topic D-42 included in equity in earnings of real estate entities
       (Note 5)...........................................................                  2,109                 (453)
     Real estate impairment associated with casualty losses...............                  1,250                    -
     Gain on sale of real estate investments..............................                 (1,286)                (807)
     Depreciation and amortization........................................                135,515              135,770
     Depreciation included in equity in earnings of real estate entities..                 25,055               20,353
     Minority interest in income..........................................                 39,898               32,582
     Depreciation and other adjustments associated with discontinued
       operations (Note 3) ...............................................                  3,096                5,203
     Other................................................................                 34,277               25,260
                                                                                   ----------------     ----------------
              Total adjustments...........................................                239,914              217,908
                                                                                   ----------------     ----------------
                  Net cash provided by operating activities...............                498,856              468,591
                                                                                   ----------------     ----------------
Cash flows from investing activities:
     Principal payments received on mortgage notes receivable.............                100,023               23,410
     Capital improvements to real estate facilities.......................                (20,297)             (20,470)
     Construction in process and acquisition of land held for development.                (55,780)             (70,576)
     Acquisition of minority interests (Note 8)...........................                (24,851)              (9,867)
     Acquisition of real estate facilities................................                 (8,293)                   -
     Proceeds from the disposition of land and real estate facilities.....                  7,437               12,655
     Proceeds from the disposition of investments in real estate entities                       -                  851
     Investment in other real estate entities.............................                (25,946)             (26,728)
     Other investments....................................................                 (2,052)              (7,821)
     Other................................................................                  4,436              (13,405)
                                                                                   ----------------     ----------------
                  Net cash used in investing activities...................                (25,323)            (111,951)
                                                                                   ----------------     ----------------
Cash flows from financing activities:
     Principal payments on notes payable..................................                (40,770)             (33,835)
     Net proceeds from the issuance of common stock.......................                 43,781               42,860
     Net proceeds from the issuance of preferred stock....................                476,234                    -
     Repurchase of common stock...........................................                (18,234)              (6,001)
     Redemption of preferred stock........................................               (316,311)             (87,535)
     Distributions paid to shareholders...................................               (305,893)            (292,821)
     Distributions paid to holders of preferred partnership interests.....                (16,907)             (20,179)
     Special distribution paid to holders of preferred partnership interests               (8,000)                   -
       (Note 8)...........................................................
     Distributions paid to minority interests, net of reinvestments.......                (16,986)             (16,950)
                                                                                   ----------------     ----------------
                  Net cash used in financing activities...................               (203,086)            (414,461)
                                                                                   ----------------     ----------------
Net increase (decrease) in cash and cash equivalents......................                270,447              (57,821)
Cash and cash equivalents at the beginning of the period..................                204,833              103,124
                                                                                   ----------------     ----------------
Cash and cash equivalents at the end of the period........................         $      475,280       $       45,303
                                                                                   ================     ================
Supplemental schedule of non-cash investing and financial activities:
     Acquisition of minority interest for consideration including common stock:
       Real estate facilities.............................................                      -      $       (16,687)
       Minority Interest..................................................                      -               (6,690)
     Issuance of common stock to acquire minority interest................                      -               13,510


                            See accompabying notes.
                                       4

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

              We invest in real estate facilities by acquiring facilities directly or by acquiring interest in real estate entities that own facilities. At September 30, 2004, we had direct and indirect equity interests in 1,421 self-storage facilities with 86.1 million net rentable square feet located in 37 states operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 20.2 million net rentable square feet of commercial and industrial space located in 10 states.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

              The consolidated financial statements include the accounts of the Company and 37 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,391 real estate facilities, consisting of 1,383 self-storage facilities, five industrial facilities used by the containerized storage operations and three commercial properties. All intercompany transactions among the Company and the Consolidated Entities are eliminated in consolidation.

              At September 30, 2004, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 38 self-storage facilities, which are managed by the Company. In addition, at September 30, 2004, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 18.4 million net rentable square feet of commercial space at September 30, 2004. We do not control these entities; accordingly, our investment in these limited partnerships and PSB (collectively, the "Unconsolidated Entities") are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the September 30, 2004 presentation, including discontinued operations (see Note 3).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

              Included in cash and cash equivalents at September 30, 2004 is $10,459,000 ($1,835,000 at December 31, 2003) cash held by the Company's captive insurance programs. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Our captive insurance programs are conducted by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company and its affiliates, which is approximately 90.1% owned by the Company and the Consolidated Entities, and PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a captive insurer formed on December 31, 2003 which is wholly owned by a subsidiary of the Company. Other assets at September 30, 2004 include aggregate investments totaling $23,559,000 ($27,995,000 at December 31, 2003) in held to maturity debt securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair value.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. We recorded $1,575,000 in impairment charges related to assets of eight containerized storage operations identified for closure during 2004 (see Note 3). In addition, as a result of damage sustained at several of our facilities in Florida caused by recent hurricanes, we recorded $1,250,000 in impairment charges related to these assets during the three and nine months ended September 30, 2004. No additional impairments were identified from our evaluations as of September 30, 2004.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

     Accounting for Stock-Based Compensation
     ---------------------------------------

              We utilize the Fair Value Method (as defined in Note 11) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (as defined in Note 11) for employee stock options issued prior to January 1, 2002. Restricted Stock Unit expense is recorded over the relevant vesting period. Included in general and administrative expense for the three and nine months ended September 30, 2004, is $150,000 and $439,000, respectively, of compensation expense with respect to stock options, as compared to $95,000 and $294,000, respectively, for the same periods in 2003. During the three and nine months ended September 30, 2004, a total of $559,000 and $1,676,000, respectively, in restricted stock compensation expense was included in general and administrative expense, as compared to $371,000 for the three and nine months ended September 30, 2003. See Note 11 for a full discussion of our accounting policies with respect to employee stock options and restricted stock units.

     Other Assets
     ------------

              Other assets primarily consist of containers and equipment associated with the containerized storage operations, assets associated with the truck rental business, accounts receivable, prepaid expenses and investments held by STOR-Re and PSIC-H (discussed below). Accounts receivable from customers are net of allowances for doubtful accounts.

              Containers and equipment utilized in our containerized storage business totaled $5,480,000 at September 30, 2004 ($10,895,000 at December 31, 2003). The carrying amounts are net of accumulated depreciation and asset impairment charges. As discussed in Note 3, during the nine months ended September 30, 2004, impairment charges amounting to $1,575,000 were recorded with respect to containers and equipment utilized in the discontinued containerized storage operations.

              Included in depreciation and amortization expense for the three and nine months ended September 30, 2004 is $1,850,000 and $5,530,000, respectively, related to other assets, as compared to $1,641,000 and $4,734,000, respectively, for the same periods in 2003. Included in discontinued operations for the three and nine months ended September 30, 2004 is depreciation expense of $219,000 and $725,000, respectively, related to depreciation of containers and equipment of the discontinued operations of the containerized storage business as compared to $647,000 and $2,157,000 for the three and nine months ended September 30, 2003, respectively.

              Other assets at September 30, 2004 include aggregate investments totaling $23,559,000 ($27,995,000 at December 31, 2003) in held to maturity debt securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair market value.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              STOR-Re, which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PSIC-H with respect to these insurance activities for policy periods following March 31, 2004. The Company also utilizes other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 14. STOR-Re and PSIC-H accrue liabilities for covered losses and loss adjustment expense, which at September 30, 2004 totaled $31,319,000 ($28,741,000 at December 31, 2003)
     with respect to insurance provided to the Company and its affiliates.

              PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to March 31, 2004. PSIC-H succeeded PSIC with respect to these tenant insurance activities effective April 1, 2004, and these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant insurance operations. Included in cost of operations for the three and nine months ended September 30, 2004 is approximately $1.5 million in estimated losses from tenant claims as a result of damage sustained from the recent hurricanes in Florida. The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $5,725,000 at September 30, 2004 ($2,486,000 at December 31, 2003),
     including the aforementioned $1.5 million in estimated losses from tenant claims.

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

              Goodwill is net of accumulated amortization of $16,515,000 at September 30, 2004 and December 31, 2003. At September 30, 2004, property management contracts are net of accumulated amortization of $58,664,000 ($53,711,000 at December 31, 2003). Included in depreciation and amortization expense for each of the three and nine month periods ended September 30, 2004 and 2003 is $1,651,000 and $4,953,000, respectively, with respect to the amortization of property management contracts.

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

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year. Television, yellow page, and other advertising expense totaled $5,288,000 and $7,155,000 for the three months ended September 30, 2004 and 2003, respectively, and $18,896,000 and $18,900,000 for the nine months ended September 30, 2004 and 2003, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

     Net Income per Common Share
     ---------------------------

              Distributions paid to the holders of our Cumulative Preferred Stock totaled $40,471,000 and $35,193,000 for the three months ended September 30, 2004 and 2003, respectively, ($117,293,000 and $107,914,000 for the nine months ended September 30, 2004 and 2003, respectively) have been deducted from net income to arrive at net income allocable to our common shareholders.

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

              In conformity with the SEC Observer's clarification, an additional $3,072,000 was allocated to preferred stockholders for the three months ended September 30, 2004 (none in the three months ended September 30, 2003) for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock. For the nine months ended September 30, 2004 and 2003, $6,795,000 and $3,397,000, respectively, was allocated to preferred stockholders for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock. It is our policy to record such allocations at the time the securities are called for redemption.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of $5,375,000 for each of the three months ended September 30, 2004 and 2003 and $16,126,000 for each of the nine months ended September 30, 2004 and 2003. The remaining $48,597,000 and $49,179,000 for the three months ended September 30, 2004 and 2003, respectively, was allocated to the regular common shareholders. For the nine months ended September 30, 2004 and 2003, $118,728,000 and $123,246,000, respectively, was allocated to the regular common shareholders.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities for the three and nine months ended September 30, 2004 and 2003, as these shares of common stock are eliminated in consolidation (see Note 9).

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

              During 2002, we adopted a business plan that included the closure of 22 non-strategic containerized storage facilities. During 2003 and 2004, an additional 17 facilities (nine and eight, respectively) were identified as non-strategic and scheduled for closure. Each of these 39 containerized storage facilities (collectively, the "Closed Facilities") represented components of our containerized storage business segment. The related assets of the Closed Facilities (consisting primarily of storage containers) were deemed not recoverable from operations in future periods, and as a result asset impairment charges for the excess of these assets' net book value over their fair value, determined based upon the values of similar assets, was recorded. In the three and nine months ended September 30, 2003, we recorded $1,274,000 and $2,024,000, respectively, in impairment charges with respect to discontinued containerized storage facilities. During the three months ended September 30, 2004 we recorded asset impairment charges in the amount of $1,406,000 related to seven discontinued facilities that we plan to vacate by the end of the first quarter of 2005. For the nine months ended September 30, 2004 we recorded asset impairment charges in the amount of $1,575,000 relating to the closure of eight facilities and lease termination costs of $416,000 related to two of the Closed Facilities.

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

              During the quarter ended September 30, 2004, we adopted a plan to sell a commercial facility (the "Sold Commercial Facility") and, on October 28, 2004, this facility was sold for aggregate net proceeds of $3.8 million, resulting in a gain on sale of approximately $1.0 million which will be recorded in the quarter ended December 31, 2004. The property's historical operations have been reported as discontinued operations in the financial statements.

              The historical operations of the Closed Facilities (including the asset impairment charges), the Sold Self-Storage Facilities and the Sold Commercial Facility are classified as discontinued operations. The rental income, cost of operations, and depreciation expense with respect to these facilities for each period presented are included in the line-item "Discontinued Operations" on the consolidated statement of income.

              The following table summarizes the historical operations of the Closed Facilities, the Sold Self-Storage Facilities, and the Sold Commercial Facility:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)


Discontinued Operations:
                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                      ------------------------------------  -------------------------------------
                                         2004         2003        Change       2004          2003        Change
                                      ----------   ----------   ----------  ----------    ----------  -----------
                                            (Amounts in thousands)                 (Amounts in thousands)
Rental income (a):
  Closed Facilities...............      $ 1,740      $4,964      $ (3,224)  $   6,267     $  15,080    $  (8,813)
  Sold Self-Storage Facilities....            -         504          (504)          -         1,448       (1,448)
  Sold Commercial Facility........          105         100             5         279           302          (23)
                                      ----------   ----------   ----------  ----------    ----------  -----------
Total rental income...............        1,845       5,568        (3,723)      6,546        16,830      (10,284)
                                      ----------   ----------   ----------  ----------    ----------  -----------
Cost of operations (a):
  Closed Facilities...............        1,154       3,468        (2,314)      5,176        12,435       (7,259)
  Sold Self-Storage Facilities....            -         213          (213)          -           603         (603)
  Sold Commercial Facility........           26          19             7          63            76          (13)
                                      ----------   ----------   ----------  ----------    ----------  -----------
Total cost of operations..........        1,180       3,700        (2,520)      5,239        13,114       (7,875)
                                      ----------   ----------   ----------  ----------    ----------  -----------
Depreciation expense (a):
  Closed Facilities...............          306         871          (565)      1,031         2,681       (1,650)
  Sold Self-Storage Facilities....            -         142          (142)          -           424         (424)
  Sold Commercial Facility........           25          25             -          74            74            -
                                      ----------   ----------   ----------  ----------    ----------  -----------
Total depreciation ...............          331       1,038          (707)      1,105         3,179       (2,074)
                                      ----------   ----------   ----------  ----------    ----------  -----------
Impairment charge/shutdown costs (b):
  Closed Facilities...............        1,406       1,274           132       1,991         2,024          (33)
                                      ----------   ----------   ----------  ----------    ----------  -----------
Net discontinued operations (c)...      $(1,072)     $ (444)    $    (628)  $  (1,789)     $ (1,487)   $    (302)
                                      ==========   ==========   ==========  ==========    ==========  ===========


(a) These amounts represent the historical operations of the Closed Facilities, the Sold Self-Storage Facilities and the Sold Commercial Facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) Asset impairment charges for the three and nine months ended September 30, 2004 were $1,406,000 and $1,575,000, respectively. In addition to asset impairment charges, total lease termination costs of $416,000 were recorded during the quarter ended June 30, 2004. During the three and nine months ended September 30, 2003, $1,274,000 in asset impairment charges were recorded with respect to four facilities closed during that quarter. In addition, a $750,000 impairment charge was recorded during the quarter ended June 30, 2003 with respect to a closed containerized storage facility held for sale.

(c) Earnings per share for the three and nine months ended September 30, 2004 were reduced $0.01 due to the impact from discontinued operations. Earnings per share for the nine months ended September 30, 2003 was reduced $0.01 and there was no impact on the three months ended September 30, 2003 due to the impact from discontinued operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

4.   Real Estate Facilities
     ------------------------

              Activity in real estate facilities is as follows:

                                                             Nine Months Ended
                                                            September 30, 2004
                                                              (In thousands)
                                                            ------------------
Operating facilities, at cost:
   Balance at December 31, 2003........................      $    5,125,498
   Newly developed facilities opened for operations....              85,089
   Acquisition of minority interest (Note 8)...........               6,539
   Acquisition of real estate facilities...............               8,293
   Disposition of real estate facilities...............              (1,870)
   Transfer to real estate held for sale...............              (3,382)
   Casualty Losses.....................................              (2,874)
   Capital improvements................................              20,297
                                                            ------------------
   Balance at September 30, 2004.......................           5,237,590
                                                            ------------------
Accumulated depreciation:
   Balance at December 31, 2003........................          (1,153,059)
   Additions during the year...........................            (125,412)
   Transfer to real estate held for sale...............                 468
   Casualty Losses.....................................               1,624
                                                            ------------------
   Balance at September 30, 2004.......................          (1,276,379)
                                                            ------------------
Construction in process:
   Balance at December 31, 2003........................              69,620
   Current development.................................              55,780
   Transfers to land held for development..............                 375
   Newly developed facilities opened for operations....             (85,089)
                                                            ------------------
   Balance at September 30, 2004.......................              40,686
                                                            ------------------
Real estate held for sale:
   Balance at December 31, 2003........................                   -
   Transfer from operating facilities..................               3,382
   Transfers from accumulated depreciation.............                (468)
                                                            ------------------
   Balance at September 30, 2004.......................               2,914
                                                            ------------------
Land held for development:
   Balance at December 31, 2003........................              12,236
   Disposition of land.................................              (4,281)
   Transfers to construction in progress...............                (375)
                                                            ------------------
   Balance at September 30, 2004.......................               7,580
                                                            ------------------

Total real estate facilities...........................      $    4,012,391
                                                            ==================

              During the nine months ended September 30, 2004, we opened seven newly developed self-storage facilities (505,000 net rentable square feet) with an aggregate cost of $61,383,000. We also completed projects to convert space previously used by our containerized storage business into 354,000 net rentable square feet of self-storage space for an aggregate cost of $10,278,000, and two expansion projects to existing self-storage facilities (108,000 net rentable square feet) for an aggregate cost of $9,500,000. In addition, we incurred costs totaling $3,423,000 with respect to visual and structural enhancements to our existing self-storage facilities and incurred an additional $505,000 in costs with respect to projects completed in 2003.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              During the nine months ended September 30, 2004, we sold three vacant parcels of land and received condemnation proceeds with respect to two existing self-storage facilities, receiving net proceeds totaling $7,437,000 and recording a gain on sale of $1,286,000.

              As described in Note 15, "Subsequent Events," from October 1, 2004 through November 8, 2004, we acquired 32 additional self-storage facilities at an aggregate cost of approximately $121.5 million, comprised of $57 million in cash, assumed debt totaling $39.5 million, and $25 million in the Company's 6.25% Series Z Cumulative Redeemable Perpetual Preferred Units.

              In addition, in the quarter ended September 30, 2004, we recorded a $1,250,000 impairment charge with respect to real estate assets representing the net book value of assets destroyed as a result of hurricanes occurring in the quarter in the state of Florida. This impairment charge is comprised of $2,874,000 in buildings and $1,624,000 in accumulated depreciation. This impairment charge is reflected on the condensed consolidated statement of income as "Asset impairment charge due to casualty loss."

              Construction in process at September 30, 2004 consists primarily of eight self-storage facilities (603,000 net rentable square feet) and 29 expansion projects and various remodeling projects to enhance the visual and structural appeal of existing self-storage facilities (1,655,000 net rentable square feet). In addition, we have four parcels of land held for development with total costs of approximately $7,580,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three and nine months ended September 30, 2004 was $685,000 and $2,722,000, respectively, compared to $1,411,000 and $4,386,000 for the same periods in 2003, respectively.

5.   Investment in Real Estate Entities
     ----------------------------------

              At September 30, 2004, our investments in real estate entities consist of ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              For the three and nine months ended September 30, 2004, we recognized earnings from our investments of $3,184,000 and $11,646,000, respectively, as compared to $5,770,000 and $19,456,000 for the same periods in 2003, respectively. For the three and nine months ended September 30, 2004, our equity in earnings includes our net pro-rata share of PSB's application of EITF Topic D-42 and our pro-rata share of gains and losses on sale of real estate assets, which reduced our equity in earnings a total of $1,092,000 and $2,109,000, respectively. For the nine months ended September 30, 2003, our equity in earnings includes our pro-rata share of PSB's impairment charge with respect to real estate held for sale, offset by a gain on sale of their real estate assets, which increased our equity in earnings $453,000. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

              We acquired investments in real estate entities totaling $2,999,000 and $272,000 for the nine months ended September 30, 2004 and 2003, respectively. We received distributions from our investments for the nine months ended September 30, 2004 and 2003, in the amount of $15,863,000 and $12,900,000, respectively.

              The following table sets forth our investments in real estate entities at September 30, 2004 and December 31, 2003, and our equity in earnings of real estate entities for the three and nine months ended September 30, 2004 and 2003 (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)


                                                                         Equity in Earnings of Real      Equity in Earnings of Real
                                      Investments in Real Estate          Estate Entities for the      Estate Entities for the Nine
                                              Entities at             Three Months Ended September 30,   Months Ended September 30,
                                   ---------------------------------  -------------------------------- ----------------------------
                                    September 30,      December 31,
                                        2004               2003             2004           2003            2004            2003
                                   --------------     --------------   -------------    -----------    -----------     -----------
  PSB (a)..................        $   278,620        $   282,428       $     1,567     $     4,559    $     7,263     $    15,717
  Acquisition Joint Venture  (b)         2,920                  -               (10)              -            (10)              -
  Other Investments .......             53,938             54,268             1,627           1,211          4,393           3,739
                                   --------------     --------------   -------------    -----------    -----------     -----------
    Total..................        $   335,478        $   336,696       $     3,184     $     5,770    $    11,646     $    19,456
                                   ==============     ==============   =============    ===========    ===========     ===========


(a) Equity in earnings of real estate entities includes our pro-rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro-rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro-rata impact from these items resulted in a reduction of equity in earnings of $2,109,000 for the nine months ended September 30, 2004, as compared to an increase in equity in earnings of $453,000 for the nine months ended September 30, 2003.

(b) In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties. The venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. The venture had a nine-month investment period (through September 2004) to identify and acquire facilities. Through September 30, 2004, the joint venture had acquired two facilities at an aggregate cost of $9,086,000.

     Investment in PS Business Parks, Inc.
     -------------------------------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of September 30, 2004. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at December 31, 2003 and at September 30, 2004; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at September 30, 2004 ($39.85 per share of PSB common stock), the shares and units had a market value of approximately $507.0 million as compared to a book value of $278.6 million.

              At September 30, 2004, PSB wholly owned approximately 18.4 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for the nine months ended September 30, 2004 and for the same period in 2003 (as restated for discontinued operations), and the condensed balance sheets of PSB at September 30, 2004 and December 31, 2003. The amounts below represent 100% of PSB's balances and not our pro-rata share.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)


                                                          Nine Months Ended September 30,
                                                         -----------------------------------
                                                               2004               2003
                                                         ----------------    ---------------
                                                             (Amounts in thousands)

   Total revenue prior to gains on sale.............     $      162,920      $      144,677
   Gain on sale of real estate and marketable                       145               5,541
      securities....................................
   Impairment charges with respect to impending
      sales of real estate..........................                  -              (5,907)
   Cost of operations and other expenses............            (53,919)            (44,590)
   Depreciation and amortization....................            (53,559)            (41,972)
   Discontinued operations (a)......................              1,223               4,354
   Minority interest................................            (21,567)            (23,613)
                                                         ----------------    ---------------
     Net income.....................................     $       35,243      $       38,490
                                                         ================    ===============


                                                         September 30,          December 31,
                                                              2004                 2003
                                                        ----------------     ----------------
                                                             (Amounts in thousands)

   Total assets (primarily real estate).............     $    1,358,646      $    1,358,861
   Total debt.......................................             49,225             264,694
   Other liabilities................................             41,672              35,701
   Preferred equity and preferred minority interest.            606,100             386,423
   Common equity....................................            661,649             672,043



(a) Included in discontinued operations for the three and nine months ended September 30, 2004 are net gains on dispositions of a real estate of $313,000 and $145,000, respectively. Discontinued operations for the nine months ended September 30, 2003 includes $2,296,000 in equity in income of discontinued joint venture.

     Acquisition Joint Venture
     -------------------------

              In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. The venture had a nine-month investment period (through September
     2004) to identify and acquire facilities. Through September 30, 2004, the joint venture had acquired two self-storage facilities at an aggregate cost of $9,086,000 and we had invested $2,930,000 in this joint venture. For a six-month period beginning 54 months after formation, we have the right to acquire our joint venture partner's interest. If we do not exercise our option, our joint venture partner can elect to purchase out interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our joint venture partner fails to exercise its option, the partnership will be liquated and the proceeds will be distributed to the partners according to the joint venture agreement.

              The following table sets forth certain condensed financial information (representing 100% of this entity's balances and not our pro-rata share) with respect to the Acquisition Joint Venture.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

                                                            Nine Months Ended
                                                            September 30, 2004
                                                            ------------------
                                                               (Amounts in
                                                                thousands)
   Total revenue........................................      $          133
   Cost of operations and other expenses................                 (72)
   Depreciation and amortization........................                 (31)
                                                            ------------------
     Net income.........................................      $           30
                                                            ==================

                                                            September 30, 2004
                                                            ------------------
                                                               (Amounts in
                                                                thousands)

   Total assets (primarily storage facilities)..........      $        9,595
   Liabilities..........................................                 100
   Partners' equity.....................................               9,495


     Other Investments
     -----------------

              The Other Investments consist primarily of an average 46% common equity ownership, which we owned during each of the three and nine months ended September 30, 2004 and 2003, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. For the nine months ended September 30, 2004 we acquired $69,000 in additional equity interests in these entities and $272,000 for the nine months ended September 30, 2003.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:


                                                                Nine Months Ended September 30,
                                                              -----------------------------------
                                                                    2004               2003
                                                              ----------------   ----------------
                                                                    (Amounts in thousands)

   Total revenue........................................      $       21,089      $       19,897
   Cost of operations and other expenses................              (7,170)             (6,862)
   Depreciation and amortization........................              (1,781)             (1,868)
                                                              ----------------   ----------------
     Net income.........................................      $       12,138      $       11,167
                                                              ================   ================

                                                                September 30,        December 31,
                                                                    2004               2003
                                                              ----------------   ----------------
                                                                    (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       56,490      $       56,592
   Total debt...........................................                 665               1,930
   Other liabilities....................................               1,644               1,618
   Partners' equity.....................................              54,181              53,044


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

6.   Revolving Line of Credit
     ------------------------

              On March 25, 2004, we amended our $200 million credit facility. The amendment extends the maturity date to April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum). At September 30, 2004 and at November 4, 2004, we had no outstanding borrowings on our line of credit.

              The amended Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at September 30, 2004.

7.   Notes Payable
     -------------

              Notes payable at September 30, 2004 and December 31, 2003 consist of the following:

                                                                           Carrying Amount
                                                                 ------------------------------
                                                                    September 30, December 31,
                                                                        2004          2003
                                                                 --------------   -------------
                                                                       (Amounts in thousands)
Unsecured senior notes:
  7.47% note due January 2004.............................       $          -      $     14,600
  7.66% note due January 2007.............................             33,600            44,800
Mortgage notes payable:
  10.55% mortgage notes secured by real estate facilities,
      principal and interest payable monthly..............                  -            14,863
  7.134% to 8.75% mortgage notes secured by real estate
      facilities, principal and interest payable monthly, due
      at varying dates between October 2009 and September 2028          1,660             1,767
                                                                 --------------   -------------
         Total notes payable..............................        $    35,260       $    76,030
                                                                 ==============   =============

              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at September 30, 2004 and December 31, 2003. The 10.55% mortgage notes were paid in full in June 2004 at face value. Mortgage notes payable at September 30, 2004 are secured by two real estate facilities having an aggregate net book value of approximately $11 million at September 30, 2004.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              At September 30, 2004, approximate principal maturities of notes payable are as follows:

                                 Unsecured
                                Senior Notes       Mortgage Notes      Total
                                -------------      --------------    ----------
                                             (Amounts in thousands)
2004 (remainder of)..........   $          -       $         40       $      40
2005.........................         11,200                156          11,356
2006.........................         11,200                170          11,370
2007.........................         11,200                185          11,385
2008.........................              -                202             202
Thereafter...................              -                907             907
                                -------------      --------------    ----------
                                $     33,600         $    1,660       $  35,260
                                =============      ==============    ==========
Weighted average rate........          7.7%               7.9%             7.7%
                                =============      ==============    ==========

              As described in Note 15, "Subsequent Events," we assumed approximately $39.5 million of mortgage debt in connection with property acquisitions from October 1, 2004 through November 8, 2004.

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

     Preferred Partnership Interests
     -------------------------------

              During 2000, one of our consolidated operating partnerships issued preferred partnership units: March 17, 2000 - $240.0 million of 9.5% Series N Cumulative Redeemable Perpetual Preferred Units and March 29, 2000 - $75.0 million of 9.125% Series O Cumulative Redeemable Perpetual Preferred Units. A portion of the 9.125% Series O Cumulative Redeemable Perpetual Preferred Units ($30 million) was repurchased by the Company in 2001.

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

              The restructure of these Preferred Units resulted in an increase in income allocated to minority interests and a reduction to the Company's net income for the nine months ended September 30, 2004 of $10,063,000 from
     (1) the special distribution to the holders of the preferred units ($8,000,000) and (2) the application of the SEC's clarification of EITF Topic D-42 ($2,063,000). The $2,063,000 additional reduction in the Company's net income represents the excess of the stated amount of the preferred units over their carrying amount.

              For the three months ended September 30, 2004 and 2003, the holders of preferred units were paid distributions totaling $5,176,000 and $6,726,000, respectively. For the nine months ended September 30, 2004 and 2003, preferred unitholders were paid distributions aggregating $24,907,000 (including the $8,000,000 special distribution) and $20,179,000, respectively. Income allocated to the preferred minority interests was $5,176,000 and $6,726,000 for the three months ended September 30, 2004 and 2003, respectively, comprised of distributions paid. Income allocated to preferred minority interests for the nine months ended September 30, 2004 and 2003 was $26,970,000 (comprised of distributions paid and an allocation of income of $2,063,000 resulting from the application of EITF Topic D-42) and $20,179,000, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              The following table summarizes the preferred partnership units outstanding at September 30, 2004 and December 31, 2003:


                                                        At September 30, 2004           At December 31, 2003
                     Earliest        Distribution       Units          Carrying         Units        Carrying
    Series      Redemption Date (a)      Rate        Outstanding        Amount       Outstanding      Amount
--------------  -------------------- ------------    ------------   --------------  -------------   ------------
                                                                 (Amounts in thousands)
Series N......      March 17, 2005        9.500%           1,600       $  40,000           9,600     $  240,000
Series NN.....      March 17, 2010        6.400%           8,000          200,000              -              -
Series O......      March 29, 2005        9.125%           1,800           45,000          1,800         45,000
                                                     ------------   --------------  -------------   ------------
Total                                                     11,400       $ 285,000          11,400     $  285,000
                                                     ============   =============   ============    ============


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

              As described under Note 15, "Subsequent Events" below, we issued $25,000,000 of our 6.25% Series Z Cumulative Redeemable Preferred Units subsequent to September 30, 2004 in connection with property acquisitions. The holders of these units have a one-time option, exercisable five years from issuance, to require us to redeem their units for $25,000,000 cash plus unpaid and accrued distributions. Subject to certain conditions, the Series Z preferred units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock.

     Other Partnership Interests
     ---------------------------

              The following table sets forth the minority interests at September 30, 2004 and December 31, 2003 as well as the distributions paid to minority interests for the nine months ended September 30, 2004 and 2003 with respect to the other partnership interests (amounts in thousands):


                                                                                     Distributions to Minority
                                               Minority Interest at              Interest for the Nine Months Ended
                                           September 30,     December 31,         September 30,     September 30,
               Description                     2004              2003                  2004             2003
----------------------------------------- ---------------   ----------------     ----------------   ---------------
Consolidated Development Joint Venture...    $   65,047       $    68,490           $     7,383      $    7,386
Convertible Partnership Units...........          6,265             6,259                   213             320
Other consolidated partnerships..........        47,455            66,388                 9,390           9,244
                                          ---------------   ----------------     ----------------   ---------------
Total other partnership interests........    $  118,767       $   141,137           $    16,986      $   16,950
                                          ===============   ================     ================   ===============


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              Income is allocated to the minority interests based upon their pro-rata interest in the operating results of the Consolidated Entities. The following table sets forth minority interest in income with respect to the other partnership interests for the three and nine months ended September 30, 2004 and 2003 (amounts in thousands):


                                            Minority Interest in Income for      Minority Interest in Income for
                                          the Three Months Ended September 30,   the Nine Months Ended September 30,
                                          ------------------------------------   -----------------------------------
               Description                       2004               2003              2004              2003
----------------------------------------- ----------------    ----------------   --------------     ----------------
Consolidated Development Joint Venture...    $     1,563         $    1,292       $     3,940        $     2,905
Convertible Partnership Units............             88                 86               219                233
Other Consolidated Partnerships..........          2,694              3,040             8,769              9,265
                                          ----------------    ----------------   --------------     ----------------
Total other partnership interests........    $     4,345         $    4,418       $    12,928        $    12,403
                                          ================    ================   ==============     =================


     Consolidated Development Joint Venture
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner ("PSAC Storage Investors, LLC") whose partners include a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 9). At September 30, 2004, the Consolidated Development Joint Venture was fully committed having completed construction on 22 self-storage facilities for a total cost of $108.6 million.

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at September 30, 2004). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              In consolidation, the Equity Stock, Series AAA owned by the joint venture and the related dividend income has been eliminated. Minority interests primarily represent the total contributions received from PSAC Storage Investors, LLC combined with the accumulated net income allocated to PSAC Storage Investors, LLC, net of cumulative distributions.

              See Note 13, "Recent Accounting Pronouncements" for further discussion of the impact of recent accounting pronouncements on the accounting for these interests.

     Convertible Partnership Units
     -----------------------------

              As of September 30, 2004 and December 31, 2003, one of our Consolidated Entities had approximately 237,935 convertible operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into the Company's common stock at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the nine months ended September 30, 2004 and the year ended December 31, 2003, no units were converted.

     Other Consolidated Partnerships
     -------------------------------

              At September 30, 2004, the other consolidated partnerships reflect common equity interests that the Company does not own in 24 entities having an interest in an aggregate of 123 self-storage facilities.

              On June 30, 2004, we acquired the remaining minority interest we did not own in one of the Consolidated Entities, for an aggregate of $24,851,000 in cash. This acquisition had the effect of reducing minority interest by $18,312,000, with the excess of cost over underlying book value ($6,539,000) allocated to real estate.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

9.   Shareholders' Equity
     --------------------

     Cumulative Preferred Stock
     --------------------------

              At September 30, 2004 and December 31, 2003, we had the following series of Cumulative Preferred Stock outstanding:


                                                          At September 30, 2004          At December 31, 2003
                                                       ------------------------------ -----------------------------
                           Earliest
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series              Date (a)         Rate        Outstanding      Amount        Outstanding       Amount
----------------------- --------------  -------------  --------------  -------------- -------------   -------------
                                                                       (Dollar amount in thousands)
Series D                 9/30/04 (c)          9.500%               -    $         -       1,200,000    $    30,000
Series E                 1/31/05             10.000%       2,195,000         54,875       2,195,000         54,875
Series F                 4/30/05              9.750%       2,300,000         57,500       2,300,000         57,500
Series K                 1/19/04 (b)          8.250%               -              -               -              -
                         (c)
Series L                 3/10/04 (c)          8.250%               -              -           4,600        115,000
Series M                 8/17/04 (c)          8.750%               -              -           2,250         56,250
Series Q                 1/19/06              8.600%           6,900        172,500           6,900        172,500
Series R                 9/28/06              8.000%          20,400        510,000          20,400        510,000
Series S                 10/31/06             7.875%           5,750        143,750           5,750        143,750
Series T                 1/18/07              7.625%           6,086        152,150           6,086        152,150
Series U                 2/19/07              7.625%           6,000        150,000           6,000        150,000
Series V                 9/30/07              7.500%           6,900        172,500           6,900        172,500
Series W                 10/6/08              6.500%           5,300        132,500           5,300        132,500
Series X                 11/13/08             6.450%           4,800        120,000           4,800        120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000               -              -
Series Z                 3/5/09               6.250%           4,500        112,500               -              -
Series A                 3/31/09              6.125%           4,600        115,000               -              -
Series B                 6/30/09              7.125%           4,350        108,750               -              -
Series C                 9/13/09              6.600%           4,600        115,000               -              -
                                                       --------------  -------------- -------------   --------------
      Total Cumulative Preferred Stock                     6,175,186    $ 2,157,025      5,763,986   $  1,867,025
                                                       ==============  ============== =============   ==============


(a) Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Stock outstanding at September 30, 2004 is not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per share (or depositary share in the case of the Series M through X, and Series Z, A, B and C), plus accrued and unpaid dividends.

(b) The Series K Cumulative Preferred Stock was called for redemption in December 2003 and was redeemed in January 2004 along with the unpaid distributions from January 1, 2004 through the redemption date. Accordingly, the redemption value of $115,000,000 was classified as a liability at December 31, 2003.

(c) Series was redeemed on the date indicated, except Series K that was redeemed on January 20, 2004.


              Our Cumulative Preferred Stock, issued in series, has general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At September 30, 2004, there were no dividends in arrears and the Debt Ratio was 0.6%.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              During the first quarter of 2004, we issued three series of Cumulative Preferred Stock: Series Y - issued January 2, 2004, net proceeds $40,000,000, Series Z - issued March 5, 2004, net proceeds $108,756,000, and Series A - issued March 19, 2004, net proceeds $111,177,000. On June 30, 2004 we issued our Series B Cumulative Preferred Stock for net proceeds of $105,124,000 and on September 13, 2004 we issued our Series C Cumulative Preferred Stock for net proceeds of $111,177,000. In addition during the first quarter of 2004, we redeemed our Series K (which was called for redemption in December 2003) and Series L Cumulative Preferred Stock, at par. The total cost of redemption of Series L was $115,021,000 (including redemption expenses), plus accrued dividends. During the third quarter we redeemed our Series D and Series M Cumulative Preferred Stock for a total cost of $30,020,000 and $56,270,000, respectively, (including redemption expenses), plus accrued dividends.

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

     Equity Stock, Series A
     ----------------------

              At September 30, 2004, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on a parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common stock or
     (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

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

     Equity Stock, Series AAA
     ------------------------

              In November 1999, we sold $100,000,000 (4,289,544 shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed joint venture (the "Consolidated Development Joint Venture"). We control the joint venture and consolidate its accounts, and accordingly the Equity Stock AAA is eliminated in consolidation. The Equity Stock AAA ranks on a parity with our common stock and junior to the Cumulative Preferred Stock with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions on these shares if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              At September 30, 2004, entities consolidated with the Company owned 893,432 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles the Company's legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at September 30, 2004 and December 31, 2003:


Reconciliation of Common Shares Outstanding    At September 30,    At December 31,
-------------------------------------------          2004                2003
                                               ---------------     ---------------
Legally issued and outstanding shares........     129,210,239         127,710,466
Less - Shares owned by the Consolidated
    Entities that are eliminated in                  (893,432)           (723,732)
    consolidation (a)........................
                                               ---------------     ---------------
Reported issued and outstanding shares.......     128,316,807         126,986,734
                                               ===============     ===============


              (a) The increase in shares owned by the Consolidated Entities is due to the Consolidated Entities' purchase of 169,700 shares of our common stock during the nine months ended September 30, 2004.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

     Dividends
     ---------

              The following table summarizes dividends declared and paid during the nine months ended September 30, 2004:

                                         Distributions Per
                                        Share or Depositary
                                               Share         Total Distribution
                                        ------------------ --------------------
Preferred Stock:
Series D..............................         $1.776          $  2,131,000
Series E..............................         $1.875             4,116,000
Series F..............................         $1.828             4,205,000
Series K..............................         $0.109               501,000
Series L .............................         $0.395             1,818,000
Series M..............................         $1.373             3,089,000
Series Q..............................         $1.613            11,126,000
Series R..............................         $1.500            30,600,000
Series S..............................         $1.477             8,490,000
Series T..............................         $1.430             8,700,000
Series U..............................         $1.430             8,580,000
Series V..............................         $1.406             9,703,000
Series W..............................         $1.219             6,459,000
Series X..............................         $1.209             5,805,000
Series Y..............................         $1.280             2,048,000
Series Z..............................         $0.898             4,043,000
Series A..............................         $0.770             3,542,000
Series B..............................         $0.450             1,959,000
Series C..............................         $0.082               378,000
                                                           --------------------
                                                                117,293,000
Common Stock:
Equity Stock, Series A................         $1.838            16,126,000
Common ...............................         $1.350           172,474,000
                                                           --------------------
   Total dividends....................                         $305,893,000
                                                           ====================

              The dividend rate on the common stock was $0.45 per common share and $1.35 per common share for the three and nine months ended September 30, 2004, respectively. The dividend rate on the Equity Stock A was $0.6125 per depositary share and $1.838 per depositary share for the three and nine months ended September 30, 2004, respectively.

10.  Segment Information
     -------------------

     Description of Each Reportable Segment
     --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management. We have four reportable segments: self-storage operations, containerized storage operations, commercial property operations and tenant reinsurance operations.

              The self-storage segment comprises the direct ownership, development and operation of traditional storage facilities, and the ownership of equity interests in entities that own self-storage properties. The containerized storage operations represent another segment. The commercial property segment reflects our interest in the ownership, operation and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent. The tenant reinsurance operations reflect a business segment which reinsures policies against losses to goods stored by tenants in our self-storage facilities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

              The following table reconciles the revenue by segment to the Company's consolidated revenues:


                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                       -------------------------                -----------------------
                                                           2004          2003         Change       2004         2003       Change
                                                       ------------  -----------    ----------- ----------  -----------  ----------
                                                                              (Dollar amounts in thousands)
      Reconciliation of Revenues by Segment:

      Self-storage property rentals................     $ 219,908    $  206,856     $  13,052   $ 639,025   $  593,345   $  45,680
      Commercial property rentals..................         2,707         2,712            (5)      8,064        8,299        (235)
      Containerized storage........................         5,048         6,672        (1,624)     15,099       18,495      (3,396)
      Tenant reinsurance...........................         6,210         5,755           455      18,266       16,551       1,715
      Interest and other income....................         3,300         2,847           453       7,240        7,425        (185)
                                                       ------------  -----------    ----------- ----------  -----------  ----------
      Total revenues...............................     $ 237,173    $  224,842     $  12,331   $ 687,694   $  644,115    $  43,579
                                                       ============  ===========    =========== ==========  ===========  ==========


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              The following table reconciles the performance of each segment to our consolidated net income. It further provides detail of the segment components of the income statement item, "Equity in earning of real estate entities."


                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                           -------------------------              ----------------------
                                                              2004           2003      Change        2004         2003       Change
                                                           -----------   ----------- ----------   ----------  ----------  ----------
                                                                                     (Amounts in thousands)
Reconciliation of Net Income by Segment:

Self-storage
  Self-storage net operating income....................... $ 145,833      $135,879    $  9,954    $ 414,906   $ 386,690   $ 28,216
  Self-storage depreciation...............................   (42,839)      (43,613)        774     (130,643)   (130,332)      (311)
  Equity in earnings - self - storage property operations.     1,744         1,607         137        5,014       4,724        290
  Equity in earnings - depreciation (self-storage) .......      (402)         (436)         34       (1,180)     (1,265)        85
  Discontinued operations (Note 3) .......................         -           149        (149)           -         421       (421)
                                                           -----------   ----------- ----------   ----------  ----------  ----------
      Total self-storage segment net income...............   104,336        93,586      10,750      288,097     260,238     27,859
                                                           -----------   ----------- ----------   ----------  ----------  ----------
  Commercial  properties
  Commercial properties net operating income..............     1,676         1,478         198        4,864       4,884        (20)
  Depreciation and amortization - commercial properties...      (464)         (565)        101       (1,574)     (1,815)       241
  Equity in earnings - commercial property operations.....    15,959        16,148        (189)      49,753      48,339      1,414
  Equity in earnings - depreciation (commercial               (8,119)       (6,779)     (1,340)     (23,875)    (19,088)    (4,787)
     properties) .........................................
  Discontinued operations (Note 3) .......................        54            56          (2)         142         152        (10)
                                                           -----------   ----------- ----------   ----------  ----------  ----------
      Total commercial property segment net income........     9,106        10,338      (1,232)      29,310      32,472     (3,162)
                                                           -----------   ----------- ----------   ----------  ----------  ----------
  Containerized storage
  Containerized storage net operating income..............     1,975         2,849        (874)       6,358       7,782     (1,424)
  Containerized storage depreciation......................    (1,072)       (1,257)        185       (3,298)     (3,623)       325
  Discontinued operations (Note 3) .......................    (1,126)         (649)       (477)      (1,931)     (2,060)       129
                                                           -----------   ----------- ----------   ----------  ----------  ----------
      Total containerized storage segment net income......      (223)          943      (1,166)       1,129       2,099       (970)
                                                           -----------   ----------- ----------   ----------  ----------  ----------
  Tenant Reinsurance
   Tenant reinsurance net income..........................     2,006         2,838        (832)       7,177       7,920       (743)
                                                           -----------   ----------- ----------   ----------  ----------  ----------
  Other items not allocated to segments
  Equity in earnings - general and administrative and         (5,998)       (4,770)     (1,228)     (18,066)    (13,254)    (4,812)
     other................................................
  Interest and other income...............................     3,300         2,847         453        7,240       7,425       (185)
  General and administrative..............................    (5,527)       (4,642)       (885)     (15,983)    (13,321)    (2,662)
  Interest expense........................................         -          (296)        296         (100)     (1,121)     1,021
  Minority interest in income.............................    (9,521)      (11,144)      1,623      (39,898)    (32,582)    (7,316)
  Asset impairment charge due to casualty loss............    (1,250)            -      (1,250)      (1,250)          -     (1,250)
  Gain on disposition of real estate......................     1,286            47       1,239        1,286         807        479
                                                           -----------   ----------- ----------   ----------  ----------  ----------
      Total other items not allocated to segments            (17,710)      (17,958)        248      (66,771)    (52,046)   (14,725)
                                                           -----------   ----------- ----------   ----------  ----------  ----------
       Total consolidated net income...................... $  97,515      $ 89,747    $  7,768    $ 258,942   $ 250,683   $  8,259
                                                           ===========   =========== ==========   ==========  ==========  ==========

11.  Stock-Based Compensation
     ------------------------

      Stock Options
      -------------

              The Company has a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. The Company has a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan") and a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans".) Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after, December 31, 2003 vest generally over a five-year period) and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan and the 2000 Plan also provide for the grant of restricted stock to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors.

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

              For the three and nine months ended September 30, 2004, we recorded $150,000 and $439,000 in stock option compensation expense, respectively, related to options granted after January 1, 2002. For the same periods in 2003 we recorded $95,000 and $294,000, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated average value of 187,500 stock options granted in the first nine months of 2004 was based upon an estimated life of 5 years, a risk-free rate of 3.39%, an expected dividend yield of 7%, and expected volatility of 0.227.

              If we had recorded stock option expense applying the Fair Value Method to all awards, we would have recognized an additional $439,000 and $2,123,000 for the nine months ended September 30, 2004 and 2003, respectively, in stock option compensation expense. Basic earnings per share would have been $0.93 and $0.97 for the nine months ended September 30, 2004 and 2003, respectively. Diluted earnings per share would have been $0.92 and $0.96 for the nine months ended September 30, 2004 and 2003, respectively.

              A total of 187,500 stock options were granted during the nine months ended September 30, 2004, 1,719,473 shares were exercised, and 63,209 shares were forfeited. A total of 1,493,436 stock options were outstanding at September 30, 2004 (3,088,618 at December 31, 2003).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

              During the nine months ended September 30, 2004, 78,500 restricted stock units were granted, 36,250 restricted stock units were forfeited, and 31,600 restricted stock units vested. This vesting resulted in the issuance of 20,300 shares of the Company's common stock. In addition, cash compensation was paid to employees in lieu of 11,300 shares of common stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At September 30, 2004, approximately 259,650 restricted stock units were outstanding (249,000 at December 31, 2003). A total of $559,000 and $1,676,000 in restricted stock expense was recorded for the three and nine months ended September 30, 2004, which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as accrued estimated burden to be incurred upon vesting. Restricted stock expense was $371,000 for both the three and nine months ended September 30, 2003.

12.  Related Party Transactions
     --------------------------

     Relationships and Transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board of Directors, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 40 self-storage facilities in Canada under the name "Public Storage" pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at September 30, 2004. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 40 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Prior to December 31, 2003, our personnel were engaged in the supervision and the operation of these Canadian self-storage facilities and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services, amounting to $155,000 and $637,000 for the three and nine months ended September 30, 2003, respectively (none for the nine months ended September 30, 2004). There have been conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003. The Canadian entities claim that the Company owes them CND $653,424, representing the amount charged to them for the development of certain systems that they no longer utilize. This amount has been accrued on the Company's financial statements for the nine months ended September 30, 2004.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              In November 1999, we formed the Consolidated Development Joint Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. This transaction is discussed more fully in Note 8.

              The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business in December 31, 2001 through its acquisition of PSIC.

              The corporation engaged in the operations of the Canadian facilities has advised us that it intends to reorganize the entities owning and operating the Canadian facilities and has proposed that the Company consent to this reorganization, which would impact the license agreement and the right of first refusal agreement with the Company. The reorganization is designed to enhance the entities' financial flexibility and growth potential. In November 2004, the Board appointed a special committee, comprised of independent directors, to consider the Company's alternatives in this matter, including a possible investment in the reorganized Canadian entities.

     PS Business Parks, Inc.
     -----------------------

              Ronald L. Havner Jr., our Vice-chairman and Chief Executive Officer, is also chairman of PSB and was CEO of PSB until August 12, 2003. For 2003 services, Mr. Havner was compensated by PSB, as well as by the Company.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses the Company for certain administrative services. PSB's share of these costs totaled approximately $85,000 for each of the three months ended September 30, 2004 and 2003 and $255,000 for each of the nine months ended September 30, 2004 and 2003, and were computed in accordance with a methodology intended to fairly allocate these costs.

              PSB manages certain of the commercial facilities owned by the Company pursuant to management agreements for a management fee equal to 5% of revenues. The Company paid a total of $141,000 and $423,000 for the three and nine months ended September 30, 2004, respectively, as compared to $125,000 and $424,000, respectively, for the same periods in 2003, in management fees with respect to PSB's property management services.

              In December 2003, the Company loaned $100,000,000 to PSB. This loan bore interest at the rate of 1.45% per year. This loan, which was fully repaid by March 8, 2004, was included in Notes Receivable at December 31, 2003. For the nine months ended September 30, 2004, we recorded approximately $127,000 of interest income with respect to this loan.

     STOR-Re Mutual Insurance Company, Inc.
     --------------------------------------

              STOR-Re, an entity that is consolidated by the Company and is partially owned by PSB (approximately 4.0%) and the Unconsolidated Entities (collectively 3.7%) and the owners of the Canadian self-storage facilities (approximately 2.2%), provided limited property and liability insurance to PSB and the owners of the Canadian self-storage facilities at commercially competitive rates for losses occurring prior to April 1, 2004. PSB and the Company utilized unaffiliated insurance carriers to provide property and liability insurance in excess of STOR-Re's limitations. Effective April 1, 2004, PSB and the owners of the Canadian self-storage facilities have obtained their own insurance coverage independent from the Company for losses occurring after March 31, 2004.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

              At September 30, 2004, the Canadian entities owed STOR-Re USD $63,526 for insurance premiums related to the periods prior to April 1, 2004.

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

     Legal Matters
     -------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

     Salaam et al v. Public Storage,  Inc. (filed February 2000) (Superior Court
     ---------------------------------------------------------------------------
     - Sacramento County);  Holzman et al v. Public Storage, Inc. (filed October
     ---------------------------------------------------------------------------
     2004) (Superior Court - Sacramento County)
     ------------------------------------------

              The plaintiffs in the Salaam case are suing the Company on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

              The plaintiffs in the Holzman case, who are represented by the same attorneys as the Salaam plaintiffs, are seeking substantially the same claims with additional minor variations in an acknowledged second effort to proceed as a class, in reliance on a recent California Supreme Court case. The plaintiffs have not yet identified an aggregate value of their claims which, on an individual basis, are alleged wage losses of $4,000 or less. The plaintiffs also assert claims under the California Unfair Business Practices Act.

              The maximum potential liability for both of these cases cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act or, in the Holzman case, if plaintiff prevails on a motion for class certification.

              The Company is continuing to vigorously contest the claims in these cases and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act or, in the case of the Holzman case, for class certification. The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

     Gustavson et al v. Public Storage, Inc. (filed June 2003) (Superior Court -
     ---------------------------------------------------------------------------
     Los Angeles County)
     -------------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

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

              In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Justice Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. Discovery is proceeding and Justice Lucas has set this matter for trial at the end of March, 2005. We believe that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Other Items
     -----------

              We are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the operations or financial position of the Company.

     INSURANCE AND LOSS EXPOSURE

              Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re and PSIC-H, our captive insurance programs, and insure portions of these risks through nationally recognized insurance carriers. Our captive insurance programs also insure affiliates of the Company.

              The Company, STOR-Re, PSIC-H, and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

              Our tenant insurance program, operating through PSIC through March 31, 2004 and through PSIC-H beginning April 1, 2004, reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We reinsure our risks with third-party insurers from any individual event that exceeds a loss of $500,000, up to the policy limit of $10,000,000.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

                                   (Unaudited)

     DEVELOPMENT OF REAL ESTATE FACILITIES

              We currently have 37 projects in our development pipeline, including eight newly developed self-storage facilities and expansions to 29 existing self-storage facilities, with total estimated development costs of $151,616,000, of which $40,686,000 has been spent through September 30, 2004. Development of these facilities is subject to various risks and contingencies.

     ACQUISITION OF REAL ESTATE FACILITIES

              From October 1, 2004 through November 8, 2004, we acquired additional facilities that were under contract at September 30, 2004, as described below in Note 15, "Subsequent Events." As of November 5, 2004, we have contracts to acquire 11 additional existing self-storage facilities at an aggregate cost of approximately $124.9 million, consisting of $76.0 million in cash and approximately $48.9 million in assumed debt.

15.  Subsequent Events
     -----------------

              From September 30, 2004 through November 5, 2004, we acquired 32 additional self-storage facilities at an aggregate cost of approximately $121.5 million, comprised of $57.0 million in cash, assumed debt totaling $39.5 million, and $25 million in the Company's 6.25% Series Z Cumulative Redeemable Perpetual Preferred Units. The holders of the Series Z units have a one-time option, exercisable five years from issuance, to require us to redeem their units for $25 million cash plus unpaid and accrued distributions.

              On October 28, 2004, we sold the commercial facility described in
     Note 3 as the "Sold Commercial Facility" for an aggregate of $3.8 million in cash, at a gain of approximately $1.0 million which will be recognized in the fourth quarter of 2004.

Item 2.    Management's  Discussion and Analysis of Financial  Condition and
----------------------------------------------------------------------------
Results of Operations
---------------------

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

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, assets associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. We identified impairment charges as of September 30, 2004 related to i) our plan to close containerized storage facilities - see Note 3 to the consolidated financial statements and ii) damages sustained as a result of recent hurricanes in Florida. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM LIABILITIES:
As described in Notes 2 and 14 to the consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon our estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based upon our experience. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts provided.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 14 to the consolidated financial statements.

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

OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2004:
-----------------------------------------------------------

         Net income for the three months ended September 30, 2004 was $97,515,000 compared to $89,747,000 for the same period in 2003, representing an increase of $7,768,000 or 8.7%. This increase is primarily due to improved operations of our Consistent Group self-storage facilities, improved operations of our newly developed facilities as their occupancies have continued to increase, and a decrease in income allocable to minority interests as a result of our restructuring of $200 million of our Series N preferred partnership units. These items were partially offset by the impact of lower equity in earnings from our investment in PS Business Parks ("PSB"), primarily due to higher depreciation expense associated with the acquisition of significant real estate assets by PSB during the fourth quarter of 2003 and a gain recorded by PSB in the quarter ended September 30, 2003. In addition, net income for the three months ended September 30, 2004 was negatively impacted by the recent hurricanes experienced in Florida as described below.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $48,597,000 or $0.38 per common share on a diluted basis (based on 128,826,000 weighted average diluted common equivalent shares) for the three months ended September 30, 2004 compared to $49,179,000 or $0.39 per common share on a diluted basis (based on 126,802,000 weighted average diluted common equivalent shares) for the same period in 2003, representing a decrease of 1.2% in the aggregate or 2.6% on a per share basis. The decrease to net income allocable to common shareholders and earnings per common diluted share are due to the impact of the factors described above with respect to net income partially combined with an increase in net income allocated to our preferred shareholders.

         For the three months ended September 30, 2004 and 2003, we allocated $40,471,000 and $35,193,000 of our net income, respectively, to our preferred shareholders based on their distributions. For the three months ended September 30, 2004, we recorded an additional allocation of net income to our preferred shareholders and a corresponding reduction of net income allocation to our common shareholders of $3,072,000 with respect to our redemption of our Series M and Series D Preferred Stock, pursuant to Emerging Issues Task Force Topic D-42 ("EITF Topic D-42").

         Weighted average diluted shares increased from 126,802,000 for the three months ended September 30, 2003 to 128,826,000 for the three months ended September 30, 2004 due primarily to the exercise of employee stock options.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:
---------------------------------------------------------------

         Net income for the nine months ended September 30, 2004 was $258,942,000 compared to $250,683,000 for the same period in 2003, representing an increase of $8,259,000 or 3.3%. This increase is primarily due to improved operations of our Consistent Group self-storage facilities, improved operations of our newly developed facilities as they have continued to increase their occupancies, and a decrease in income allocable to minority interests as a result of our restructuring of $200 million of our Series N preferred partnership units. This increase is partially offset by an increase in the allocation of income to minority interest of $10,063,000 attributable to the restructuring of our Series N preferred partnership interests and increased general and administrative expense attributable primarily to increased stock-based compensation expense. Net income was also negatively impacted by decreased equity in earnings from PSB, which is attributable primarily to increased depreciation expense associated with PSB's acquisition of significant real estate assets during the fourth quarter of 2003. In addition, net income for the nine months ended September 30, 2004 was negatively impacted by the recent hurricanes experienced in Florida as described below.

         Net income allocable to our regular common shareholders (after allocating net income to our preferred and equity shareholders), was $118,728,000 or $0.92 per common share on a diluted basis (based on 128,545,000 weighted average diluted common equivalent shares) for the nine months ended September 30, 2004 compared to $123,246,000 or $0.98 per common share on a diluted basis (based on 125,987,000 weighted average diluted common equivalent shares) for the same period in 2003, representing a decrease of 3.7% in the aggregate or 6.1% on a per share basis. The decrease to our net income allocable to common shareholders and earnings per common diluted share are primarily due to an increase in net income allocated to our preferred shareholders based upon distributions paid.

         For the nine months ended September 30, 2004 and 2003, we allocated $117,293,000 and $107,914,000 of our net income respectively, to our preferred shareholders based on their distributions. In addition, for the nine months ended September 30, 2004 and 2003, we allocated a total of $6,795,000 and $3,397,000 to our preferred shareholders due the application of EITF Topic D-42 with respect to our redemption of our various series of our preferred stock.

         Weighted average diluted shares increased from 125,987,000 for the nine months ended September 30, 2003 to 128,545,000 for the nine months ended September 30, 2004 due primarily to the exercise of employee stock options.

EFFECTS OF HURRICANES:

         During the third quarter of 2004, several of our facilities, primarily located in Florida, incurred damage due to Hurricanes Charley, Frances, Ivan and Jeanne. We estimate that the uninsured property damages sustained total $3.7 million, consisting of $2.9 million of expenditures that will be capitalized and $800,000 of repairs and maintenance.

         Approximately $200,000 of the repairs and maintenance had been completed and included in cost of operations as of September 30, 2004. We expect that the remaining $600,000 will be completed and expensed as part of cost of operations during the fourth quarter of 2004.

         During the third quarter of 2004, we eliminated the net carrying value ($1,250,000) of the damaged assets from our balance sheet and included the charge as a reduction to our net income in the line item "Asset impairment charge due to casualty loss." These assets will ultimately be replaced by the abovementioned capital expenditures.

         In addition, we incurred $1.5 million in estimated potential losses from tenant claims against our reinsurance subsidiary (PSIC-H) as a result of damages from the hurricanes. This subsidiary reinsures policies against claims for losses to goods stored by tenants in our facilities. This $1.5 million in losses is reflected on the income statement in "Cost of operations - Tenant reinsurance."

REAL ESTATE OPERATIONS

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 93% of our total revenues generated for the nine months ended September 30, 2004. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,194 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2002 (the "Consistent Group"), (ii) 66 facilities that were acquired since January 1, 2000 ( the "Acquired Facilities"), (iii) 41 facilities that were owned prior to January 1, 2002 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 82 newly-developed facilities that were opened after January 1, 2000 (the "Developed Facilities"):


Self - storage operations summary:                Three Months Ended September 30,         Nine Months Ended September 30
----------------------------------             -------------------------------------    ------------------------------------
                                                                          Percentage                              Percentage
                                                 2004          2003         Change         2004         2003        Change
                                               ------------ ----------- ------------    ------------  ----------- ----------
                                                                       (Dollar amounts in thousands)
Revenues (a):
   Consistent Group (b)................        $  184,897    $ 178,301       3.7%        $  541,414    $ 515,553      5.0%
   Acquired Facilities (c).............            12,988       11,933       8.8%            37,365       34,007      9.9%
   Expansion Facilities (d)............             7,268        6,569      10.6%            20,784       18,441     12.7%
   Developed Facilities (e)............            14,755       10,053      46.8%            39,462       25,344     55.7%
                                               ------------ ----------- ------------    ------------  ----------- ----------
     Total rental income...............           219,908      206,856       6.3%           639,025      593,345      7.7%
                                               ------------ ----------- ------------    ------------  ----------- ----------
Cost of operations:
   Consistent Group....................            61,143       60,221       1.5%           186,101      174,870      6.4%
   Acquired Facilities.................             4,392        3,985      10.2%            12,783       11,952      7.0%
   Expansion Facilities................             2,534        2,447       3.6%             7,619        7,181      6.1%
   Developed Facilities................             6,006        4,324      38.9%            17,616       12,652     39.2%
                                               ------------ ----------- ------------    ------------  ----------- ----------
   Total cost of operations............            74,075       70,977       4.4%           224,119      206,655      8.5%
                                               ------------ ----------- ------------    ------------  ----------- ----------
Net operating income (before depreciation):
   Consistent Group....................           123,754      118,080       4.8%           355,313      340,683      4.3%
   Acquired Facilities.................             8,596        7,948       8.2%            24,582       22,055     11.5%
   Expansion Facilities................             4,734        4,122      14.8%            13,165       11,260     16.9%
   Developed Facilities................             8,749        5,729      52.7%            21,846       12,692     72.1%
                                               ------------ ----------- ------------    ------------  ----------- ----------
   Total net operating income..........           145,833      135,879       7.3%           414,906      386,690      7.3%
 Depreciation and amortization.........           (42,839)     (43,613)     (1.8)%         (130,643)    (130,332)     0.2%
                                               ------------ ----------- ------------    ------------  ----------- ----------
   Operating Income....................        $  102,994    $  92,266      11.6%       $   284,263    $ 256,358     10.9%
                                               ============ =========== ============    ============  =========== ===========
Number of self-storage facilities (at end
of period):.............................            1,383        1,370       0.9%             1,383        1,370      0.9%
Net rentable square feet (at end of period
- in thousands):........................           83,842       82,716       1.4%            83,842       82,716      1.4%


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

(c) The Acquired Facilities includes 66 facilities containing 4,114,000 net rentable square feet that were acquired after January 1, 2000, that were substantially all mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities includes 41 facilities containing 4,126,000 net rentable square feet (of which 690,000 square feet is industrial space developed for containerized storage activities). These facilities were owned since January 1, 2002, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities (described below). Since January 1, 2000, we completed construction on expansion projects to these facilities with a total cost of $80.5 million.

(e) The Developed Facilities includes 82 facilities containing 6,200,000 net rentable square feet (of which 497,000 square feet is industrial space initially developed for use in containerized storage activities, see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 2000 at a total cost of $579.4 million.

Self-Storage Operations - Consistent Group

         We increased the number of facilities included in the Consistent Group of facilities from 1,164 at December 31, 2003 to 1,194 facilities. The increase in the Consistent Group's pool of facilities is due to the inclusion of 30 facilities. These facilities were previously Acquired Facilities, Developed Facilities, or the Expansion Facilities that had reached stabilization and had been owned at January 1, 2002.

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


     CONSISTENT GROUP                                        Three Months Ended September 30,
     ----------------                                     --------------------------------------
                                                                                      Percentage
                                                             2004           2003         Change
                                                          ------------  ------------  ----------
                                             (Dollar amounts in thousands except weighted average amounts)
     Revenues:
       Rental income, net of discounts................    $  177,070     $  170,882        3.6%
       Late charges and administrative fees collected.         7,827          7,419        5.5%
                                                          ------------  ------------  ----------
       Total revenues.................................       184,897        178,301        3.7%

     Cost of operations:
       Property taxes.................................        16,892         16,162        4.5%
       Direct property payroll........................        13,824         13,539        2.1%
       Cost of managing facilities....................         5,596          5,422        3.2%
       Advertising and promotion......................         4,126          5,884      (29.9)%
       Utilities......................................         4,728          4,249       11.3%
       Repairs and maintenance........................         5,202          4,596       13.2%
       Telephone reservation center...................         2,609          2,655       (1.7)%
       Property insurance.............................         1,892          2,103      (10.0)%
       Other..........................................         6,274          5,611       11.8%
                                                          ------------  ------------  ----------
       Total cost of operations.......................        61,143         60,221        1.5%
                                                          ------------  ------------  ----------
     Net operating income before depreciation.........       123,754        118,080        4.8%
     Depreciation.....................................       (33,470)       (35,889)      (6.7)%
                                                          ------------  ------------  ----------
     Operating income.................................    $   90,284     $   82,191        9.8%
                                                          ============  ============  ==========
     Gross margin (before depreciation)...............        66.9%          66.2%         1.1%

     Weighted average for the period:
        Square foot occupancy (a).....................        91.8%          91.9%        (0.1)%
        Realized annual rent per occupied square foot
          (b).........................................    $   11.12      $   10.72         3.7%
        REVPAF (c)....................................    $   10.21      $    9.85         3.7%



     CONSISTENT GROUP                                               Nine Months Ended September 30,
     ----------------                                          ------------------------------------------
                                                                                              Percentage
                                                                    2004           2003          Change
                                                               ------------     ------------  -----------
                                                     (Dollar amounts in thousands except weighted average amounts)
     Revenues:
       Rental income, net of discounts................          $  518,116      $  494,615         4.8%
       Late charges and administrative fees collected.              23,298          20,938        11.3%
                                                               ------------     ------------  -----------
       Total revenues.................................             541,414         515,553         5.0%

     Cost of operations:
       Property taxes.................................              50,215          47,959         4.7%
       Direct property payroll........................              41,585          40,412         2.9%
       Cost of managing facilities....................              17,069          15,688         8.8%
       Advertising and promotion......................              14,544          15,473        (6.0)%
       Utilities......................................              13,307          12,155         9.5%
       Repairs and maintenance........................              15,724          13,002        20.9%
       Telephone reservation center...................               7,905           7,408         6.7%
       Property insurance.............................               6,391           6,053         5.6%
       Other..........................................              19,361          16,720        15.8%
                                                               ------------     ------------  -----------
       Total cost of operations.......................             186,101         174,870         6.4%
                                                               ------------     ------------  -----------
     Net operating income before depreciation.........             355,313         340,683         4.3%
     Depreciation.....................................            (104,450)       (107,837)       (3.1)%
                                                               ------------     ------------  -----------
     Operating income.................................          $  250,863      $  232,846         7.7%
                                                               ============     ============  ===========
     Gross margin (before depreciation)...............              65.6%           66.1%         (0.8)%

     Weighted average for the period:
        Square foot occupancy (a).....................              90.9%           88.7%          2.5%
        Realized annual rent per occupied square foot (b)       $   10.95       $   10.71          2.2%
        REVPAF (c)....................................          $    9.95       $    9.50          4.7%

      Weighted average at September 30:
        Square foot occupancy.........................              91.9%           92.0%         (0.1)%
        In place annual rent per occupied square foot
           (d)........................................          $   12.35       $   11.60          6.4%
     Total net rentable square feet (in thousands)....              69,402          69,402            -



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

During the third quarter of 2004, net operating income before depreciation for the Consistent Group of facilities increased 4.8% as compared to the same period in 2003, due to the following:

o REVPAF increased 3.7% from $9.85 per square foot in the third quarter of 2003 to $10.21 in the third quarter of 2004. This was attributable primarily to a 3.7% increase in realized annual rent per occupied square foot from $10.72 for the three months ended September 30, 2003 to $11.12 for the same period in 2004, partially offset by a 0.1% decline in average occupancy.

o The impact of the increase in REVPAF was partially offset by a 1.5% increase in operating expenses from $60.2 million in the third quarter of 2003 to $61.1 million in the third quarter of 2004. This increase in cost of operations is primarily due to 1) increased repairs and maintenance expense due to our desire to continue to address maintenance at our facilities and improve their "rent ready" condition,
         2) increases in property taxes and 3) increases in cost of managing facilities. These impacts were offset partially by a decrease in advertising and promotional expense, which was due primarily to a $1,274,000 (40.2%) decrease in television advertising as we have reduced both the volume and number of markets for our media programs in the third quarter of 2004 as compared to the same period in 2003.

Operating income for the Consistent Group of facilities increased 9.8% for the three months ended September 30, 2004 as compared to the same period in 2003, due to the factors noted above with respect to net operating income before depreciation, as well as a reduction in depreciation expense with respect to capital expenditures due to increases in capital expenditures becoming fully depreciated relative to new capital expenditures coming on-line.

During the nine months ended September 30, 2004, net operating income before depreciation for the Consistent Group of facilities increased 4.3% as compared to the same period in 2003, due to the following:

o REVPAF increased 4.7% from $9.50 per square foot in the nine months ended September 30, 2003 to $9.95 in the nine months ended September 30, 2004. This was attributable primarily to a 2.5% increase in weighted average occupancy levels, combined with a 2.2% increase in realized annual rent per occupied square foot from $10.71 for the nine months ended September 30, 2003 to $10.95 for the same period in 2004.

o The impact of the increase in REVPAF was offset by a 6.4% increase in operating expenses from $174.9 million in the first nine months of 2003 to $186.1 million in the same period in 2004. This increase is primarily due to 1) higher repairs and maintenance as we continue to address maintenance at our facilities and improve their "rent ready" condition and 2) an increase in direct property payroll and cost of management attributable to higher wage rates and increased incentives to property personnel. These impacts were offset partially by a decrease in advertising and promotional expense, which was due primarily to a $732,000 (9.7%) decrease in media advertising as we have reduced both the volume and number of markets for our media programs during the second and third quarters of 2004 as compared to the same periods in 2003.

Operating income for the Consistent Group of facilities increased 7.7% for the three months ended September 30, 2004 as compared to the same period in 2003, due to the factors noted above with respect to net operating income before depreciation, as well as a reduction in depreciation expense with respect to capital expenditures due to increases in capital expenditures becoming fully depreciated relative to new capital expenditures coming on-line.

REVENUE OUTLOOK

         As previously reported, we suffered operating difficulties in our self-storage portfolio in 2001, 2002, and 2003. Our occupancy levels dropped below historical levels in late 2001 and 2002 due to a change in marketing strategy to aggressively increase rental rates and reduce the amount of promotional discounts offered to new tenants.

         Throughout late 2002 and 2003, we focused upon regaining occupancy levels through increased advertising and promotional discounting. By the end of 2003, we had attained our goal of reestablishing our occupancy levels to historical levels. This improvement in occupancy levels enabled us to begin to increase rates that we charge to new tenants. More importantly, throughout 2003 and in the first nine months of 2004 we experienced positive year-over-year trends in the growth of our quarterly REVPAF, resulting in continued growth in rental income.

         Our current occupancy levels have been achieved in large part by the elevated move-in activity experienced in 2003 and into the first quarter of 2004. It is our experience that following a period of fill-up, the tenant base tends to have a higher level of move-outs relative to the existing tenant base. Our portfolio experienced an elevated level of move-outs in 2003 and into the second quarter of 2004. During the second and third quarters of 2004, the level of move-out activity declined as compared to the same periods in 2003. This decline, in part, enabled us to reduce the level of media advertising while still maintaining occupancies relatively consistent with the comparable periods in 2003. We will continue to be vigilant in maintaining our occupancy levels by monitoring our level of move-outs, and sustaining a sufficient level of move-ins through our pricing and marketing activities.

         We believe that future growth in rental income will be primarily from increases in average rental rates, rather than increases in occupancy levels, and that we will utilize our pricing and promotional strategies to meet this goal. We continue to regularly evaluate our call volume, reservation activity, and move-in/move-out rates for each of our markets relative to our marketing activities and rental rates. In addition, we are evaluating market supply and demand factors and, based upon these analyses, we are continuing to adjust our marketing activities in specific markets.

         There can be no assurance that we will achieve our goal of increases in average rental rates, while sustaining our occupancy levels.

EXPENSE OUTLOOK

         Our increases in operating expenses in the three and nine months ended September 30, 2004 as compared to the same periods in 2003 are primarily attributable to programs which we began to initiate in the second and third quarters of 2003. Repairs and maintenance costs increased due to our desire to continue to address maintenance at our facilities and improve their "rent ready" condition. Payroll and property management costs also increased due to our concerted effort to increase staffing levels and incentive programs.

         Advertising and promotion costs increased in the first quarter of 2004 as compared to the same period of 2003; however, they were lower in the second and third quarters of 2004 as compared to the same periods in 2003. The increase in the first quarter of 2004 as compared to the same period in 2003 was due to higher television advertising costs associated with our continued efforts to increase occupancy levels. In the second and third quarters of 2004, we had reached a high level of occupancies and we reduced the intensity of our television advertising program. As a result of lower television advertising, advertising and promotional expenses decreased in the three months ended September 30, 2004 as compared to the same period in 2003. We expect the level of advertising and promotion costs in the fourth quarter of 2004 to be higher than the fourth quarter of 2003. There can be no assurance of additional move-in activity as a result of our media programs.

         We expect that property taxes will increase approximately 4% to 5% in the fourth quarter of 2004 as compared to 2003.

         We expect that the year over year rate of growth in our operating expenses will be lower than the level of expense increases incurred in the nine-month period ending September 30, 2004, but higher than that experienced in the quarter ended September 30, 2004.

The following table summarizes selected financial data with respect to the Consistent Group of facilities:


                                                Three Months Ended
                      ----------------------------------------------------------------------
                        March 31,          June 30,         September 30,       December 31,         Full Year
                      -------------     -------------      ---------------      ------------      -------------
                                      (Amounts in thousands, except for per square foot amounts)
Total rental income:
2004............      $   175,923        $   180,594         $  184,897
2003............      $   165,821        $   171,431         $  178,301          $  176,184        $   691,737

Total cost of operations:
2004............      $    63,022        $    61,936         $   61,143
2003............      $    55,379        $    59,270         $   60,221          $   63,000        $   237,870

Media advertising expense:
2004............      $     3,098        $     1,842         $    1,892
2003............      $     1,580        $     2,818         $    3,166          $    1,098        $     8,662

REVPAF:
2004............      $     9.69         $     9.96         $    10.21
2003............      $     9.18         $     9.48         $     9.85          $     9.75         $     9.57

Weighted  average  realized
annual rent per occupied
square foot for the period:
2004............      $    10.83         $    10.90         $    11.12
2003............      $    10.81         $    10.63         $    10.72          $    10.75         $    10.72

Weighted average occupancy levels for the period:
2004............          89.5%              91.4%               91.8%
2003............          84.9%              89.2%               91.9%               90.7%              89.2%

Weighted average occupancy at October 31:
2004............                                                                     91.4%
2003............                                                                     91.7%

Television advertising expense in October:
2004............                                                                 $       -
2003............                                                                 $     604


ANALYSIS OF REGIONAL TRENDS

         The following table sets forth regional trends in our Consistent Group of facilities:

Consistent Group Operating Trends by Region:

                                                Three months ended September 30,       Nine months ended September 30,
                                                                         Percentage                             Percentage
                                                 2004          2003        Change       2004           2003        Change
                                               ------------ -----------  ----------  ------------  -----------  -----------
                                                                     (Dollar amounts in thousands)
Rental income:
   Southern California  (124 facilities)..     $   31,224   $   29,886       4.5%     $   91,296   $   86,905      5.1%
   Northern California  (124 facilities)..         23,368       22,820       2.4%         68,884       66,886      3.0%
   Texas  (143 facilities)................         16,890       16,516       2.3%         49,919       47,762      4.5%
   Florida  (116 facilities)..............         16,734       15,885       5.3%         48,759       45,757      6.6%
   Illinois  (79 facilities)..............         13,126       12,740       3.0%         38,179       36,811      3.7%
   Georgia  (60 facilities)...............          6,719        6,577       2.2%         19,759       18,925      4.4%
   All other states  (548 facilities).....         76,836       73,877       4.0%        224,618      212,507      5.7%
                                               ------------ -----------  ----------  ------------  -----------  -----------
Total rental income.......................        184,897      178,301       3.7%        541,414      515,553      5.0%
                                               ------------ -----------  ----------  ------------  -----------  -----------
Cost of operations:
   Southern California....................          6,868        6,701       2.5%         21,194       20,505      3.4%
   Northern California....................          5,672        5,844      (2.9)%        17,578       17,367      1.2%
   Texas..................................          7,453        7,734      (3.6)%        22,404       21,529      4.1%
   Florida................................          6,627        6,289       5.4%         19,529       17,894      9.1%
   Illinois...............................          5,205        5,162       0.8%         17,129       15,858      8.0%
   Georgia................................          2,515        2,319       8.5%          7,224        6,856      5.4%
   All other states.......................         26,803       26,172       2.4%         81,043       74,861      8.3%
                                               ------------ -----------  ----------  ------------  -----------  -----------
Total cost of operations..................         61,143       60,221       1.5%        186,101      174,870      6.4%
                                               ------------ -----------  ----------  ------------  -----------  -----------
Net operating income (before depreciation):
   Southern California....................         24,356       23,185       5.1%         70,102       66,400      5.6%
   Northern California....................         17,696       16,976       4.2%         51,306       49,519      3.6%
   Texas..................................          9,437        8,782       7.5%         27,515       26,233      4.9%
   Florida................................         10,107        9,596       5.3%         29,230       27,863      4.9%
   Illinois...............................          7,921        7,578       4.5%         21,050       20,953      0.5%
   Georgia................................          4,204        4,258      (1.3)%        12,535       12,069      3.9%
   All other states.......................         50,033       47,705       4.9%        143,575      137,646      4.3%
                                               ------------ -----------  ----------  ------------  -----------  -----------
Total net operating income................     $  123,754   $  118,080       4.8%     $  355,313   $  340,683      4.3%
                                               ------------ -----------  ----------  ------------  -----------  -----------
Weighted average occupancy:
   Southern California....................         93.0%        92.0%        1.1%        91.7%          90.5%      1.3%
   Northern California....................         90.0%        90.4%       (0.4)%       89.4%          88.4%      1.1%
   Texas..................................         90.5%        92.3%       (2.0)%       90.0%          88.6%      1.6%
   Florida................................         93.4%        92.6%        0.9%        92.0%          90.1%      2.1%
   Illinois...............................         91.9%        91.9%        0.0%        90.2%          87.4%      3.2%
   Georgia................................         92.0%        92.7%       (0.8)%       91.0%          89.6%      1.6%
   All other states.......................         91.8%        91.9%       (0.1)%       91.1%          88.1%      3.4%
                                               ------------ -----------  ----------  ------------  -----------  -----------
 Total weighted average occupancy.........         91.8%        91.9%       (0.1)%       90.9%          88.7%      2.5%
                                               ------------ -----------  ----------  ------------  -----------  -----------



                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                                         Percentage                             Percentage
                                                   2004          2003      Change         2004           2003     Change
                                                -----------    --------- ----------      ---------     -------- ----------
REVPAF:
   Southern California...................           $15.41       $14.78      4.3%          $15.01       $14.33     4.8%
   Northern California...................            13.46        13.20      2.0%           13.23        12.89     2.6%
   Texas.................................             7.23         7.08      2.1%            7.12         6.82     4.4%
   Florida...............................             9.72         9.18      5.9%            9.41         8.80     6.9%
   Illinois..............................            10.45        10.16      2.9%           10.14         9.81     3.3%
   Georgia...............................             7.34         7.18      2.2%            7.19         6.89     4.3%
   All other states......................             9.43         9.07      4.0%            9.18         8.71     5.3%
                                               -----------    --------- ----------      ---------     -------- ----------
Total REVPAF:............................           $10.21        $9.85      3.7%           $9.95        $9.50     4.7%
                                               -----------    --------- ----------      ---------     -------- ----------
Realized annual rent per occupied square foot:
   Southern California...................           $16.57       $16.06      3.2%          $16.37       $15.83     3.4%
   Northern California...................            14.95        14.60      2.4%           14.80        14.58     1.5%
   Texas.................................             7.99         7.67      4.2%            7.92         7.70     2.8%
   Florida...............................            10.40         9.91      5.0%           10.22         9.77     4.7%
   Illinois..............................            11.37        11.05      2.9%           11.24        11.23     0.1%
   Georgia...............................             7.98         7.75      3.0%            7.90         7.69     2.7%
   All other states......................            10.27         9.87      4.1%           10.08         9.89     1.9%
                                               -----------    --------- ----------      ---------     -------- ----------
Total realized annual rent per occupied
  square foot:...........................           $11.12       $10.72      3.7%          $10.95       $10.71     2.2%
                                               -----------    --------- ----------      ---------     -------- ----------


Self-Storage Operations - Acquired Facilities

The "Acquired Facilities," at September 30, 2004, are comprised of 66 self-storage facilities containing 4,114,000 net rentable square feet that were acquired in 2000, 2001, 2002, and 2004. The following table summarizes operating data with respect to these 66 facilities:

ACQUIRED FACILITIES

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                     ------------------------------------   ------------------------------------
                                                       2004          2003        Change       2004          2003        Change
                                                     ------------ ------------  ---------   -----------  -----------   ----------
                                                                           (Dollar amounts in thousands)
Rental income:
   Self-storage facilities acquired in 2004 (a)      $       95   $        -    $     95    $       95   $        -    $     95
   Self-storage facilities acquired in 2002 (b)          11,393       10,540         853        32,935       30,169       2,766
   Self-storage facility acquired in 2001 (c)..             153          149           4           435          418          17
   Self-storage facilities acquired in 2000 (d)           1,347        1,244         103         3,900        3,420         480
                                                     ------------ ------------  ---------   -----------  -----------   ----------
     Total rental income.......................          12,988       11,933       1,055        37,365       34,007       3,358
                                                     ------------ ------------  ---------   -----------  -----------   ----------
Cost of operations:
   Self-storage facilities acquired in 2004 (a)             103            -         103           103            -         103
   Self-storage facilities acquired in 2002 (b)           3,665        3,326         339        10,831       10,161         670
   Self-storage facility acquired in 2001 (c)..              55           47           8           172          130          42
   Self-storage facilities acquired in 2000 (d)             569          612         (43)        1,677        1,661          16
                                                     ------------ ------------  ---------   -----------  -----------   ----------
     Total cost of operations..................           4,392        3,985         407        12,783       11,952         831
                                                     ------------ ------------  ---------   -----------  -----------   ----------
Net operating income (loss) before depreciation:
-----------------------------------------------
   Self-storage facilities acquired in 2004 (a)              (8)           -          (8)           (8)           -         (8)
   Self-storage facilities acquired in 2002 (b)           7,728        7,214         514        22,104       20,008       2,096
   Self-storage facility acquired in 2001 (c)..              98          102          (4)          263          288         (25)
   Self-storage facilities acquired in 2000 (d)             778          632         146         2,223        1,759         464
                                                     ------------ ------------  ---------   -----------  -----------   ----------
     Net operating income......................           8,596        7,948         648        24,582       22,055       2,527
 Depreciation..................................          (2,926)      (2,640)       (286)       (7,720)      (7,441)       (279)
                                                     ------------ ------------  ---------   -----------  -----------   ----------
   Operating Income............................      $    5,670   $    5,308    $    362    $   16,862   $   14,614    $  2,248
                                                     ============ ============  ========    ===========  ===========   ==========
Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2004 (a)           64.4%         -           -            64.4%         -              -
   Self-storage facilities acquired in 2002 (b)           93.2%        93.0%        0.2%         92.8%        89.2%         4.0%
   Self-storage facility acquired in 2001 (c)..           95.3%        96.7%       (1.4)%        94.2%        91.4%         3.0%
   Self-storage facilities acquired in 2000 (d)           92.6%        91.3%        1.4%         91.7%        82.6%        11.0%
                                                     ------------ ------------  ---------   -----------  -----------   ----------
                                                          92.2%        92.8%       (0.6)%        91.8%        88.4%         3.8%
                                                     ============ ============  ========    ===========  ===========   ==========
Number of self-storage facilities (at end of
period)........................................              66           64           2            66           64            2
Net rentable square feet (in thousands, at end of
   period).....................................           4,114        3,975         139         4,114        3,975          139
Cumulative acquisition cost (at end of period).       $ 353,449    $ 345,156     $ 8,293     $ 353,449    $ 345,156      $ 8,293


(a) The 2004 acquisitions include one property acquired on July 8, 2004 at an aggregate cost of $2,914,000 in cash, and an additional facility acquired on July 15, 2004 for an aggregate cost of $5,379,000 in cash. The facility acquired on July 15, 2004 was opened by the previous owner in May of 2004. This facility had an occupancy of 34.3% at September 30, 2004 and is still in the fill-up stage.

(b) The 2002 acquisitions includes 47 properties acquired on January 16, 2002 from an affiliated development joint venture at a total cost of $269,898,000 and nine facilities acquired from third parties at a total cost of $30,117,000.

(c) The single 2001 acquisition was acquired from a third party at a cost of $3,503,000.

(d) The 2000 acquisitions are comprised of seven facilities acquired from third parties at a total cost of $41,638,000.

         Historically, we have not acquired a significant number of properties through third-party acquisitions; we had acquired only 17 such facilities in the three years ended December 31, 2003. However, during October, 2004, we acquired 32 facilities at an aggregate cost of $121.5 million in two separate transactions. No additional facilities were acquired from October 31, 2004 through November 8, 2004. In addition, we have contracts to acquire 11 additional existing self-storage facilities at an aggregate cost of approximately $124.9 million, comprised of a combination of cash and assumption of debt, as described under "Acquisition and Development of Real Estate Facilities" under "Liquidity and Capital Resources" for further information.

         In one of these October transactions, we acquired 26 facilities at an aggregate cost of approximately $101 million. We expect the first-year pre-depreciation net operating income yield on cost to be a relatively modest 6%. However, we believe that this acquisition will allow us to increase our presence in the Minneapolis and Milwaukee markets, and will allow us to cost-effectively introduce media advertising in these markets, significantly improve our yellow page ad placement, and drive operational efficiency. In addition, the average rental rates and average occupancies of these properties are lower than comparable properties that we currently own in these markets. As a result of these factors, we expect the pre-depreciation net operating yield on cost to increase to approximately 9% in three years.

         In the other October transaction, we acquired an additional six facilities in the Dallas market for an aggregate of approximately $20 million in cash. We expect the first-year pre-depreciation net operating income yield on cost to approximate 8%, and believe that this acquisition will improve the operational efficiency of our existing portfolio.

         While there can be no assurance as to the level of acquisition activities, we expect that future acquisitions will either offer attractive first-year returns, or provide future avenues for growth in our existing operations, or both.

         For reasons similar to our Consistent Group of facilities, the Acquired Facilities have experienced improvements in revenues, and increased costs of operations, for the third quarter of 2004 as compared to the same period in 2003.

Self-Storage Operations - Expansion Facilities

         As a result of expansions and conversions of certain Combined Facilities (defined below), certain self-storage facilities' operations have not been at a stabilized level of operations since January 1, 2002. For the quarter ended September 30, 2004, the weighted average occupancy level was approximately 86.7% as compared to 82.1% for the same period in 2003. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         Depreciation expense with respect to the Expansion Facilities was $2,204,000 and $6,102,000 for the three and nine months ended September 30, 2004, respectively, as compared to $1,760,000 and $5,499,000, respectively, for the same periods in 2003. These 41 facilities contain approximately 4,126,000 net rentable square feet at September 30, 2004 (which includes the expanded space, and 690,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Since January 1, 2000, we completed construction on expansion projects to these facilities with a total cost of $80.5 million.

         As described under "Liquidity and Capital Resources," our development pipeline includes the expansion or enhancement of 29 existing self-storage facilities for an aggregate of $75,851,000 in development costs, which will result in short-term dilution to earnings from these activities. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual and structural appeal, provide an important means to improve the Company's earnings. There can be no assurance about the future level of such expansion and enhancement opportunities.

Self-Storage Operations - Developed Facilities

         Since January 1, 2000, we have opened 65 newly developed self-storage facilities and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 6,200,000 net rentable square feet (of which 497,000 net rentable square feet is industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 82 facilities was approximately $579,405,000. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:

DEVELOPED FACILITIES

                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                           -------------------------------------  -----------------------------------
                                              2004          2003        Change       2004         2003       Change
                                           -----------   ----------   ----------  -----------  ----------- ----------
                                                                       (Amounts in thousands)
Rental income:
   Self-storage facilities............      $  10,985    $   7,112     $  3,873    $  29,090    $  17,772   $ 11,318
   Combination Facilities.............          3,770        2,941          829       10,372        7,572      2,800
                                           -----------   ----------   ----------  -----------  ----------- ----------
     Total rental income..............         14,755       10,053        4,702       39,462       25,344     14,118
                                           -----------   ----------   ----------  -----------  ----------- ----------
Cost of operations:
   Self-storage facilities............          4,560        3,301        1,259       13,456        9,057      4,399
   Combination Facilities.............          1,446        1,023          423        4,160        3,595        565
                                           -----------   ----------   ----------  -----------  ----------- ----------
     Total cost of operations.........          6,006        4,324        1,682       17,616       12,652      4,964
                                           -----------   ----------   ----------  -----------  ----------- ----------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities............          6,425        3,811        2,614       15,634        8,715      6,919
   Combination Facilities.............          2,324        1,918          406        6,212        3,977      2,235
                                           -----------   ----------   ----------  -----------  ----------- ----------
     Net operating income.............          8,749        5,729        3,020       21,846       12,692      9,154
 Depreciation.........................         (4,239)      (3,324)        (915)     (12,371)      (9,555)    (2,816)
                                           -----------   ----------   ----------  -----------  ----------- ----------
   Operating income...................      $   4,510    $   2,405     $  2,105    $   9,475    $   3,137   $  6,338
                                           ===========   ==========   ==========  ===========  =========== ==========
Weighted average square foot occupancies
for the period:
   Self-storage facilities............        83.8%        75.5%         11.0%       79.0%        62.9%       25.6%
   Combination Facilities.............        87.4%        86.7%          0.8%       84.0%        75.4%       11.4%
                                           -----------   ----------   ----------  -----------  ----------- ----------
     Total............................        84.9%        79.8%          6.4%       80.5%        67.4%       19.4%
                                           ===========   ==========   ==========  ===========  =========== ==========
Self-storage facilities, at end of
   period:
   Number of facilities...............                                                     65           52        13
   Net rentable square feet...........                                                  4,320        3,435       885
   Total development cost.............                                              $ 415,580    $308,933   $106,647
Combination Facilities, at end of period:
   Number of facilities...............                                                     17           17         -
   Net rentable square feet (a) (b)...                                                  1,880        1,861        19
   Total development cost (a) (b).....                                              $ 163,825    $155,586    $ 8,239


(a) During 2003, we completed the conversion of 166,000 net rentable square feet of containerized storage space into 166,000 net rentable square feet of self-storage space at an aggregate cost of $4,500,000. During the nine months ended September 30, 2004, we completed the conversion of 144,000 net rentable square feet of containerized storage space into 172,000 net rentable square feet of self-storage space at an aggregate cost of $5,038,000.

(b) Approximately 497,000 net rentable square feet of this storage space represents industrial space that was developed for use in containerized storage activities.

         The following table summarizes operating data for the 65 newly developed self-storage facilities that opened since January 1, 2000:


DEVELOPED SELF-STORAGE FACILITIES
                                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                                       2004         2003        Change         2004         2003         Change
                                                    ------------ ------------ -----------  ------------  ------------ ------------
                                                                            (Dollar Amounts in thousands)
Rental income:
   Self-storage facilities opened in 2004......      $      399   $       -   $      399    $      546    $        -   $      546
   Self-storage facilities opened in 2003......           2,520          533       1,987         5,906           726        5,180
   Self-storage facilities opened in 2002......           2,754        1,960         794         7,502         4,611        2,891
   Self-storage facilities opened in 2000 and 2001        5,312        4,619         693        15,136        12,435        2,701
                                                    ------------ ------------ -----------  ------------  ------------ ------------
     Total rental income.......................          10,985        7,112       3,873        29,090        17,772       11,318
                                                    ------------ ------------ -----------  ------------  ------------ ------------
Cost of operations:
   Self-storage facilities opened in 2004......             389            -         389           792             -          792
   Self-storage facilities opened in 2003......           1,171          364         807         3,301           674        2,627
   Self-storage facilities opened in 2002......             985          966          19         3,132         2,642          490
   Self-storage facilities opened in 2000 and 2001        2,015        1,971          44         6,231         5,741          490
                                                    ------------ ------------ -----------  ------------  ------------ ------------
     Total cost of operations..................           4,560        3,301       1,259        13,456         9,057        4,399
                                                    ------------ ------------ -----------  ------------  ------------ ------------
Net operating income (loss) before depreciation:
   Self-storage facilities opened in 2004......              10            -          10          (246)            -         (246)
   Self-storage facilities opened in 2003......           1,349          169       1,180         2,605            52        2,553
   Self-storage facilities opened in 2002......           1,769          994         775         4,370         1,969        2,401
   Self-storage facilities opened in 2000 and 2001        3,297        2,648         649         8,905         6,694        2,211
                                                    ------------ ------------ -----------  ------------  ------------ ------------
   Net operating income........................           6,425        3,811       2,614        15,634         8,715        6,919
 Depreciation..................................          (3,008)      (2,196)       (812)       (8,693)       (6,187)      (2,506)
                                                    ------------ ------------ -----------  ------------  ------------ ------------
   Operating income............................      $    3,417   $   1,615   $    1,802    $    6,941    $    2,528   $    4,413
                                                    ============ ============ ===========  ============  ============ ============
Weighted average square foot occupancy during the
period:
   Self-storage facilities opened in 2004......           42.8%         -           -            33.1%          -            -
   Self-storage facilities opened in 2003......           78.5%        44.9%       74.8%         66.1%         31.1%       112.5%
   Self-storage facilities opened in 2002......           91.5%        72.6%       26.0%         88.4%         55.7%        56.7%
   Self-storage facilities opened in 2000 and 2001        93.8%        89.8%        4.5%         93.6%         79.5%        17.7%
                                                    ------------ ------------ -----------  ------------  ------------ ------------
                                                          83.8%        73.9%       13.4%         79.0%         61.0%        29.5%
                                                    ============ ============ ===========  ============  ============ ============
Number of facilities:
   Self-storage facilities opened in 2004......                                                   7             -            7
   Self-storage facilities opened in 2003......                                                  14             8            6
   Self-storage facilities opened in 2002......                                                  14            14            -
   Self-storage facilities opened in 2000 and 2001                                               30            30            -
                                                                                           ------------  ------------ ------------
                                                                                                 65            52           13
                                                                                           ============  ============ ============
Cumulative Development Cost:
   Self-storage facilities opened in 2004......                                             $   61,383    $        -   $  61,383
   Self-storage facilities opened in 2003......                                                107,452        65,796      41,656
   Self-storage facilities opened in 2002 (a)..                                                 97,021        93,413       3,608
   Self-storage facilities opened in 2000 and 2001                                             149,724       149,724           -
                                                                                           ------------  ------------ ------------
                                                                                            $  415,580   $   308,933  $  106,647
                                                                                           ============  ============ ============


(a)  In  the  quarter  ended   September  30,  2004,  we  expanded  an  existing
     self-storage facility that was originally developed in 2002, adding 33,000 net rentable square feet at a cost of $3,134,000.

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

         We believe that the newly developed self-storage facilities have been affected by the operating trends in occupancy and realized rents noted above with respect to the consistent group of facilities. In addition, move-in discounts, which increased significantly, have had a more pronounced effect upon realized rents for the newly developed facilities, because such facilities have to attract substantially all new tenants, generally offering lower rates and a higher proportion of move-in incentives. During the three and nine months ended September 30, 2004, respectively, the newly developed self-storage facilities had a weighted average occupancy level of approximately 83.8% and 79.0%, respectively, as compared to 79.0% and 61.0%, respectively during the same periods in 2003.

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

         Due to the relationship between the generation of rental income and immediate recognition of expenses upon opening of a facility, our development activities have had a negative impact on our net income. We estimate that our net income has been negatively impacted by approximately $25,499,000 and $24,462,000, for the nine months ended September 30, 2004 and 2003, respectively, as a result of the difference between the revenues generated by the Developed Facilities and the operating expenses, depreciation, and cost of capital (at an assumed rate of 8%) with respect to these facilities as described above. These amounts include approximately $12,371,000 and $9,555,000, for the nine months ended September 30, 2004 and 2003, respectively, in depreciation expense.

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

         We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings. Furthermore, the 37 expansion and newly developed facilities in our development pipeline, with total estimated costs of $151,616,000, described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 12 - 24 months will also negatively impact our earnings until they reach a stabilized occupancy level. Our earnings will continue to be negatively impacted by any future newly developed facilities until they reach a stabilized occupancy level.

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

         Our commercial operations are comprised of 1,187,000 net rentable square feet of commercial space operated at certain of the self-storage facilities, and two stand-alone commercial facilities having a total of 142,000 net rentable square feet. One of these stand-alone commercial facilities was previously used for containerized storage and is being converted into 138,000 net rentable square feet of traditional self-storage space at a cost of $4,481,000.

         The following table sets forth the historical commercial property amounts included in the financial statements:


Commercial Property Operations:
(excluding discontinued operations)

                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                           -----------------------------------   ------------------------------------
                                              2004         2003       Change        2004        2003        Change
                                           ------------  ----------  ---------   ----------- -----------   ----------
Rental income.........................      $   2,707    $   2,712   $     (5)    $   8,064   $   8,299    $   (235)
 Cost of operations...................         (1,031)      (1,234)      (203)       (3,200)     (3,415)        215
                                           ------------  ----------  ---------   ----------- -----------   ----------
   Net operating income...............          1,676        1,478        198         4,864       4,884         (20)

 Depreciation.........................           (464)        (565)       101        (1,574)     (1,815)        241
                                           ------------  ----------  ---------   ----------- -----------   ----------
   Operating income...................      $   1,212    $     913   $    299     $   3,290    $  3,069    $    221
                                           ============  ==========  =========   =========== ============  ===========


         CONTAINERIZED STORAGE OPERATIONS: In August 1996, Public Storage Pickup & Delivery ("PSPUD"), a subsidiary of the Company, made its initial entry into the containerized storage business through its acquisition of a single facility operator located in Irvine, California. At December 31, 2001, PSPUD had 55 facilities that were opened between 1996 and 2001 either through development or leasing of facilities. Throughout 2002 and 2003, we reevaluated our operational strategy and closed 31 facilities. In the first quarter of 2004, we closed an additional non-strategic facility. During the second quarter of 2004, we consolidated the operations of three locations in the Chicago market into a single leased facility with approximately the same capacity and service area as the three facilities replaced.

         During the quarter ended September 30, 2004, we continued to refine our business strategy and will narrow our market and product focus to just twelve facilities located in eight densely populated markets with above-average rent and income.

         As a result, during the third quarter of 2004, we began the process to close seven additional facilities. In addition, we plan to consolidate the operations of four facilities serving a portion of the Los Angeles market into two leased facilities with approximately the same capacity and service area as the four facilities replaced. These existing and consolidated facilities, including the existing and replacement facilities denoted in the Chicago consolidation denoted above, are referred to as the "Consolidated Facilities."

         The operations with respect to the facilities closed in 2002, 2003 and 2004, including historical operating results for previous periods, are not included in the table below and instead are included in "Discontinued Operations" on our income statement. The operations of the remaining facilities, including the Consolidated Facilities, are included in PSPUD's continuing operations and are reflected on the table below:


Containerized Storage:
(excluding discontinued operations)
                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                          ----------------------------------    ----------------------------------
                                             2004        2003       Change        2004        2003       Change
                                          -----------  ---------- -----------   --------   ----------    ---------
                                                               (Amounts in thousands)
Rental and other income ............       $ 5,048     $  6,672    $ (1,624)    $15,099     $ 18,495     $ (3,396)
                                          -----------  ---------- -----------   --------   ----------    ---------
Cost of operations:
    Direct operating costs..........         2,727        3,538        (811)      7,764        9,859       (2,095)
    Facility lease expense..........           346          285          61         977          854          123
                                          -----------  ---------- -----------   --------   ----------    ---------
      Total cost of operations......         3,073        3,823        (750)      8,741       10,713       (1,972)
                                          -----------  ---------- -----------   --------   ----------    ---------
Operating income prior to depreciation       1,975        2,849        (874)      6,358        7,782       (1,424)
   Depreciation expense (a).........        (1,072)      (1,257)        185      (3,298)      (3,623)         325
                                          -----------  ---------- -----------   --------   ----------    ---------
Operating income....................       $   903      $ 1,592    $   (689)    $ 3,060      $ 4,159     $ (1,099)
                                          ===========  ========== ===========   ========   ==========    =========


(a) Depreciation expense principally relates to the depreciation of containers; however, depreciation expense for the three and nine months ended September 30, 2004 includes $261,000 and $767,000, respectively, related to real estate facilities compared to $374,000 and $928,000 for the same periods in 2003, respectively.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and, prior to the termination of this moving service, moving service fees to move customers' goods from city to city. Rental income decreased to $5,048,000 for the three months ended September 30, 2004 from $6,672,000 for the same period in 2003, primarily as a result of the termination of our long-distance moving service. At September 30, 2004, there were approximately 22,672 occupied containers in the continuing facilities.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). The reduction in direct operating costs is due primarily to the aforementioned termination of our long-distance moving service.

         There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability. We continue to evaluate the business operations, and additional facilities may be closed.

         TENANT REINSURANCE OPERATIONS: Through a subsidiary of the Company, we reinsure policies against losses to goods stored by tenants in our self-storage facilities. The tenant reinsurance operations are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations
- tenant reinsurance."

TENANT REINSURANCE OPERATIONS

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                        --------------------------------------   ---------------------------------------
                                          2004          2003         Change         2004           2003         Change
                                        ----------   ----------    -----------   -----------    ----------    ----------
                                                                      (Amounts in thousands)

Tenant reinsurance premiums..........   $   6,210    $   5,755     $    455      $  18,266      $  16,551     $  1,715
 Cost of operations..................      (4,204)      (2,917)      (1,287)       (11,089)        (8,631)      (2,458)
                                        ----------   ----------    -----------   -----------    ----------    ----------
   Operating income..................   $   2,006    $   2,838     $   (832)     $   7,177      $   7,920     $   (743)
                                        ==========   ==========    ===========   ===========    ==========    ==========


         The level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities.

         We implemented increased tenant insurance pricing for our self-storage tenants moving in after December 31, 2003. Revenues have increased due to higher pricing, and the pricing change should continue to have a greater impact on our average pricing as a higher proportion of tenants are subject to the revised pricing. However, we have seen a reduction in the proportion of tenants selecting insurance. During the three and nine months ended September 30, 2004, 34% and 35%, respectively, of our self-storage tenants had tenant insurance, as compared to 36% and 36%, respectively, for the same periods in 2003. There can be no assurance as to the ultimate impact of our pricing change.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are accrued as cost of operations for the tenant reinsurance operations. The increase in cost of operations for the three and nine months ended September 30, 2004 is due to $1,500,000 in estimated tenant claim payments resulting from a series of hurricanes in Florida that occurred in the quarter ended September 30, 2004.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at September 30, 2004. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the three and nine months ended September 30, 2004 and 2003 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


                                                 Three Months Ended September 30,         Nine Months Ended September 30,
                                                -----------------------------------    --------------------------------------
                                                  2004         2003        Change         2004          2003         Change
                                                ----------   ---------   ----------    ---------      --------       --------
                                                                           (Amounts in thousands)
Property operations:
  PSB                                           $15,959       $16,148       $(189)      $49,753       $48,339        $ 1,414
  Acquisition Joint Venture..............            21             -          21            21             -             21
  Other investments (1)..................         1,723         1,607         116         4,993         4,724            269
                                                ----------   ---------   ----------    ---------      --------       --------
                                                 17,703        17,755         (52)       54,767        53,063          1,704
                                                ----------   ---------   ----------    ---------      --------       --------
Depreciation:
  PSB....................................        (8,119)       (6,779)     (1,340)      (23,875)      (19,088)        (4,787)
  Acquisition Joint Venture..............           (31)            -         (31)          (31)            -            (31)
  Other investments (1)..................          (371)         (436)         65        (1,149)       (1,265)           116
                                                ----------   ---------   ----------    ---------      --------       --------
                                                 (8,521)       (7,215)     (1,306)      (25,055)      (20,353)        (4,702)
                                                ----------   ---------   ----------    ---------      --------       --------
Other: (2)
  PSB (3)................................        (6,273)       (4,810)     (1,463)      (18,615)      (13,534)        (5,081)
  Other investments (1)..................           275            40         235           549           280            269
                                                ----------   ---------   ----------    ---------      --------       --------
                                                 (5,998)       (4,770)     (1,228)      (18,066)      (13,254)        (4,812)
                                                ----------   ---------   ----------    ---------      --------       --------
Total equity in earnings of real estate
entities..................................       $3,184        $5,770     $(2,586)      $11,646       $19,456        $(7,810)
                                                ==========   =========   ==========    =========      ========       =========


(1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and nine months ended September 30, 2004 and 2003.

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $211,000 and $1,157,000, respectively for the three and nine months ended September 30, 2004, respectively, as compared to $419,000 and $1,354,000, respectively, for the same periods in 2003.

(3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities. Our net pro-rata share of these items totaled net income reduction of $1,092,000 and $2,109,000 for the three and nine months ended September 30, 2004, respectively. Our net pro-rata share of these items increased net income $453,000 for the nine months ended September 30, 2003 (no impact for the three months ended September 30, 2003).

         The decrease in equity in earnings of real estate entities for the three months ended September 30, 2004 as compared to the same period in 2003 is due primarily to a reduction in our share of PSB's earnings, which is due to higher depreciation due to PSB's significant asset acquisitions in the fourth quarter of 2003. The decrease in equity in earnings for the three and nine months ended September 30, 2004 also includes our $1,228,000 and $2,171,000 share of EITF Topic D-42 charges recorded by PSB. The decrease in equity in earnings for the nine months September 30, 2004 also includes the net impact of PSB's impairment charges and gains on sale of real estate for the nine months ended September 30, 2003, of which our pro-rata share was net income totaling $453,000.

         Equity in earnings of PSB represents our pro-rata share (an average of approximately 44% for the three and nine months ended September 30, 2004 and
2003) of the earnings of PSB. As of September 30, 2004, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At September 30, 2004, PSB owned and operated 18.4 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at September 30, 2004 pursuant to property management agreements.

         Our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. The venture had a nine-month investment period (through September 2004) to identify and acquire facilities. Through September 30, 2004, the joint venture had acquired two self-storage facilities at an aggregate cost of $9,086,000, and we had invested $2,930,000 in this joint venture. Our pro-rata share of earnings with respect to the Acquisition Joint Venture is included in the table above.

         Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by the properties currently owned by the Acquisition Joint Venture, and the earnings generated from any other potential acquisitions made by the Acquisition Joint Venture. We are currently working with our joint venture partner for the potential inclusion of certain of the facilities acquired in 2004 or currently under contract in the Acquisition Joint Venture, notwithstanding the expiration of the investment period. However, there can be no assurance that the Acquisition Joint Venture will acquire any additional facilities. See Note 5 to the condensed consolidated financial statements for the operating results of this entity for the nine months ended September 30, 2004.

         The "Other Investments" is comprised primarily of our equity in earnings from seven limited partnerships, for which we held an approximately consistent level of equity interest during each of the nine months ended September 30, 2004 and 2003. These limited partnerships were formed by the Company during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Interest and Other Income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         In the second quarter of 2003, we sold our entire interest in a real estate entity for cash of $851,000 and recognized a gain on the sale of $316,000.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above. See Note 5 to the consolidated financial statements for the operating results of these entities for the nine months ended September 30, 2004 and 2003.

OTHER INCOME AND EXPENSE ITEMS

         INTEREST AND OTHER INCOME: Interest and other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income.

         Interest and other income was $3,300,000 and $7,240,000 for the three and nine months ended September 30, 2004, respectively, as compared to $2,847,000 and $7,425,000, respectively, for the same periods in 2003. The quarterly increase is reflective of higher interest income on cash balances due to higher average cash balances and higher average interest rates. The decrease for the nine months ended primarily reflects lower interest income due to the payoff of notes receivable, offset partially by higher interest income on cash balances.

         As discussed more fully in "Liquidity and Capital Resources" below, at September 30, 2004, we had cash balances totaling approximately $475,280,000, which includes significant proceeds from recent equity issuances. These balances are typically invested in short-term low-risk securities that, during the quarter ended September 30, 2004, earned a nominal yield. Our future interest and other income will be partially dependent upon the timing of our investment of these unused offering proceeds and the level of interest earned on these short-term investments.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $44,375,000 and $135,515,000 for the three and nine months ended September 30, 2004, respectively, as compared to $45,435,000 and $135,770,000, respectively for the same periods in 2003. The decrease in depreciation and amortization for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 is due primarily to a reduction in depreciation with respect to maintenance capital expenditures, offset partially by an increase in depreciation with respect to newly developed and acquired facilities.

         Included in depreciation expense with respect to our real estate facilities was $40,874,000 and $125,032,000 for the three and nine months ended September 30, 2004, respectively, as compared to $42,143,000 and $126,083,000 for the same period in 2003, respectively. The decrease in depreciation and amortization with respect to real estate facilities for the three months ended September 30, 2004 as compared to the same period in 2003 is due primarily to a reduction in depreciation with respect to maintenance capital expenditures, offset partially by an increase in depreciation with respect to newly developed and acquired facilities. Depreciation expense with respect to other assets, primarily depreciation of equipment and containers associated with the containerized storage operations, was $1,850,000 and $5,530,000 for the three and nine months ended September 30, 2004, respectively, as compared to $1,641,000 and $4,734,000 for the same period in 2003, respectively. Depreciation expense also includes $1,651,000 and $4,953,000 for each of the three and nine months, respectively, ended September 30, 2004 and 2003, relating to the amortization of property management contracts.

         Depreciation and amortization for the three and nine months ended September 30, 2004 with respect to developed real estate facilities opened during the first nine months of 2004 amounted to approximately $307,000 and $534,000, respectively. We expect the quarterly depreciation and amortization expense with respect to these facilities for quarters beginning with fourth quarter of 2004 will approximate $395,000.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $5,527,000 and $15,983,000 for the three and nine months ended September 30, 2004, as compared to $4,642,000 and $13,321,000 for the same period in 2003. General and administrative expense principally consists of state income taxes, investor relation expenses and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, stock-based compensation and product research and development expenditures.

        The increase in general and administrative expense for the three months ended September 30, 2004 as compared to the same period in 2003 is primarily due to increased stock-based compensation expense from $825,000 to $1,001,000, as well as an increase of $536,000 for employee termination costs. The increase in general and administrative expense for the nine months ended September 30, 2004 as compared to the same period in 2003 is primarily due to increased stock-based compensation expense from $1,259,000 to $2,983,000, as well as, an increase of $666,000 for employee termination costs.

         Stock-based compensation expense for the three months ended September 30, 2004 included $150,000 in stock option expense, $559,000 in restricted stock expense and $292,000 in payroll taxes and other costs associated with employees' exercise of approximately 584,000 stock options in the three months ended September 30, 2004. Stock-based compensation expense for the three months ended September 30, 2003, included $95,000 in stock option expense, $371,000 in restricted stock expense and $359,000 in payroll taxes and other costs associated with employees' exercise of 859,000 stock options during the three months ended September 30, 2003.

         Stock-based compensation expense for the nine months ended September 30, 2004 included $439,000 in stock option expense, $1,676,000 in restricted stock expense and $868,000 in payroll taxes and other costs associated with employees' exercise of approximately 1,719,000 stock options in the nine months ended September 30, 2004. Stock-based compensation expense for the nine months ended September 30, 2003 included $294,000 in stock option expense, $371,000 in restricted stock expense and $594,000 in payroll taxes and other costs associated with employees' exercise of 1,730,000 stock options during the nine months ended September 30, 2003.

         Restricted stock expense, based upon restricted stock units outstanding at September 30, 2004, should approximate $600,000 for the fourth quarter of 2004, while stock option expense should approximate $225,000 for the fourth quarter of 2004, exclusive of payroll taxes on exercise of options. Future grants of restricted stock units and stock options could further increase our future stock-based compensation expense. The future level of payroll taxes and other costs associated with the employees' exercise of stock options will depend upon the timing of the employees' exercise of approximately 1.5 million stock options outstanding at September 30, 2004, the Company's stock price at the time of exercise, and the level of future grants of stock options.

         INTEREST EXPENSE: Interest expense was $296,000 for the three months ended September 30, 2003 (none for the three months ended September 30, 2004). Interest expense was $100,000 and $1,121,000 for the nine months ended September 30, 2004 and 2003, respectively. Interest capitalized during the three and nine months ended September 30, 2004 was $685,000 and $2,722,000, respectively, as compared to $1,411,000 and $4,386,000, respectively, for the same periods in 2003. The decrease in interest expense (prior to capitalized interest) in 2004 compared to 2003 is principally the result of lower interest expense on notes payable due to scheduled principal repayments. The reduction in capitalized interest is a result of a lower average balance of in-process development projects.

         As described in Note 15, "Subsequent Events," in October 2004 we assumed approximately $39.5 million in mortgage debt in connection with the acquisition of several facilities, which will increase interest expense (prior to capitalized interest). Our interest expense will increase due to this assumption of additional debt, but will decrease as we make scheduled principal payments.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and nine months ended September 30, 2004 and 2003:


                                                   Three Months Ended September 30,           Nine Months Ended September 30,
                                                 ---------------------------------------    --------------------------------------
                                                  2004           2003          Change         2004          2003         Change
                                                 ---------     -----------    ----------    ----------   -----------    ----------
                                                                             (Amounts in thousands)
Preferred partnership interests:
     Ongoing distributions (b)..........         $  5,176      $    6,726      $ (1,550)     $ 16,907     $  20,179     $ (3,272)
     Special Distribution and EITF
      Topic D-42 (a)...................                 -               -             -        10,063             -       10,063
Consolidated Development Joint Venture (c)          1,563           1,292           271         3,940         2,905        1,035
Convertible Partnership Units (d).......               88              86             2           219           233          (14)
Acquired minority interests (e) ........                -             424          (424)          842         1,738         (896)
Other minority interests (f)............            2,694           2,616            78         7,927         7,527          400
                                                ---------     -----------    ----------    ----------   -----------    ----------
    Total minority interests in income..        $   9,521      $   11,144     $  (1,623)    $  39,898    $   32,582     $  7,316
                                                =========     ===========    ===========   ==========   ============   ==========


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

(b) The decrease in ongoing distributions is due to the reduction in rate on $200,000,000 of the preferred partnership units from 9.5% to 6.4%, effective March 22, 2004. Ongoing distributions, beginning in the second quarter of 2004, amounted to approximately $5,176,000 per quarter.

(c) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $887,000 and $2,741,000 in depreciation expense for the three and nine months ended September 30, 2004, respectively, as compared to $889,000 and $2,554,000 for the same period in 2003.

(d) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 8 to the consolidated financial statements). Included in minority interest in income is $81,000 and $247,0000 in depreciation expense for the three and nine months ended September 30, 2004, respectively, as compared to $66,000 and $253,000 for the same period in 2003.

(e) These amounts reflect income allocated to minority interests that the Company acquired in April 2003 and September 2004 and are no longer outstanding at September 30, 2004. Included in minority interest in income is $309,000 in depreciation expense for the nine months ended September 30, 2004 (none for the three months ended September 30, 2004). Included in minority interest in income is $181,000 and $682,000, respectively, for the three and nine months ended September 30, 2003.

(f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three and nine months ended September 30, 2004 and 2003. Included in minority interest in income is $589,000 and $1,554,000 in depreciation expense for the three months and nine months ended September 30, 2004, respectively, as compared to $371,000 and $1,251,000 for the same period in 2003.

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

         As described in Note 15, "Subsequent Events," we issued $25,000,000 of our 6.25% Series Z Cumulative Redeemable Perpetual Preferred Units in connection with a property acquisition in October 2004. Additional income will be allocated to the holders of these minority interests.

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

         The acquired minority interests reflect earnings allocated to interests the Company didn't own in one of the Consolidated Entities, acquired on June 30, 2004, for an aggregate of $24,851,000 in cash. We allocated a total of $842,000 in net income to these interests (including $309,000 in depreciation) for the nine months ended September 30, 2004. In addition, we acquired the interests we didn't own in PS Partners IV, Ltd. on April 28, 2003 for an aggregate cost of approximately $23,377,000. Following the Company's acquisition of these interests, there will be no further income allocated to these interests.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three and nine months ended September 30, 2004 and 2003, comprised of investments in the Consolidated Entities described in Note 8 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         DISCONTINUED OPERATIONS: During the third quarter of 2004, we entered into an agreement to sell one of our commercial facilities located in West Palm Beach, Florida. The facility sale closed on October 28, 2004 (see Footnote 15 - "Subsequent Events"). This facility is referred to as the "Sold Commercial Facility".

         During the first quarter of 2003, we entered into a business plan to exit the Knoxville, Tennessee market, and listed our four self-storage facilities (the "Knoxville Facilities") in this market for sale. In addition, in October 2003, we sold a self-storage facility located in Perrysburg, Ohio (collectively, the "Sold Self-Storage Facilities").

         As described more fully in Note 3 to the consolidated financial statements, during 2002, 2003 and 2004, we implemented a business plan which included the closure of 39 of 55 containerized storage facilities that were open at December 31, 2001. The 39 facilities are hereinafter referred to as the "Closed Facilities."

         The current and prior period operations for the Sold Self-Storage Facilities the Sold Commercial Facility and Closed Facilities have been reclassified into the line-item "Discontinued Operations" on our consolidated income statement.

         The following table summarizes the historical operations of the Sold Self-Storage Facilities, Sold Commercial Facility and the Closed Facilities:


DISCONTINUED OPERATIONS:
                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                       ------------------------------------ ---------------------------------------
                                          2004        2003         Change      2004          2003        Change
                                       -----------  --------     ---------- ----------    ----------   -----------
                                            (Amounts in thousands)                 (Amounts in thousands)
Rental income (a):
  Closed Facilities...............      $ 1,740      $4,964      $ (3,224)  $   6,267     $  15,080    $  (8,813)
  Sold Self-Storage Facilities....            -         504          (504)          -         1,448       (1,448)
  Sold Commercial Facility........          105         100             5         279           302          (23)
                                       -----------  --------     ---------- ----------    ----------   -----------
Total rental income...............        1,845       5,568        (3,723)      6,546        16,830      (10,284)
                                       -----------  --------     ---------- ----------    ----------   -----------
Cost of operations (a):
  Closed Facilities...............        1,154       3,468        (2,314)      5,176        12,435       (7,259)
  Sold Self-Storage Facilities....            -         213          (213)          -           603         (603)
  Sold Commercial Facility........           26          19             7          63            76          (13)
                                       -----------  --------     ---------- ----------    ----------   -----------
Total cost of operations..........        1,180       3,700        (2,520)      5,239        13,114       (7,875)
                                       -----------  --------     ---------- ----------    ----------   -----------
Depreciation expense (a):
  Closed Facilities...............          306         871          (565)      1,031         2,681       (1,650)
  Sold Self-Storage Facilities....            -         142          (142)          -           424         (424)
  Sold Commercial Facility........           25          25             -          74            74            -
                                       -----------  --------     ---------- ----------    ----------   -----------
Total depreciation ...............          331       1,038          (707)      1,105         3,179       (2,074)
                                       -----------  --------     ---------- ----------    ----------   -----------
Impairment charge/shutdown costs (b):
  Closed Facilities...............        1,406       1,274           132       1,991         2,024          (33)
                                       -----------  --------     ---------- ----------    ----------   -----------
Net discontinued operations (c)...      $(1,072)     $ (444)     $   (628)  $  (1,789)     $ (1,487)   $    (302)
                                       ==========   ========     ========== ==========    ==========   ============


(a) These amounts represent the historical operations of the Closed Facilities and the Sold Self-Storage Facilities, and include amounts previously classified as rental income, cost of operations, and depreciation expense related to real estate and other assets, utilized by the Closed Facilities, in the financial statements in prior periods.

(b) Asset impairment charges for the three and nine months ended September 30, 2004 were $1,406,000 and 1,575,000, respectively. In addition to the asset impairment charges, lease termination costs of $416,000 were recorded during the quarter ended June 30, 2004. During the three and nine months ended September 30, 2003, $1,274,000 in asset impairment charges were recorded with respect to four facilities closed during that quarter. In addition a $750,000 impairment charge was recorded during the quarter ended June 30, 2003 with respect to a closed containerized storage facility held for sale.
(c) Earnings per share for the three and nine month periods ended September 30, 2004 and the nine months ended September 30, 2003, were reduced $0.01 due to the impact from discontinued operations. There was no impact on earnings per share for the three months ended September 30, 2003.

         GAIN (LOSS) ON DISPOSITION OF REAL ESTATE: During the three months ended September 30, 2004, we sold three vacant parcels of land and received proceeds as a result of the partial condemnation of two existing self-storage facilities, receiving net proceeds totaling $7,437,000 and recording a gain on sale of $1,286,000.

         During the first quarter of 2003, we disposed of two self-storage facilities and a parcel of land for an aggregate of $7,713,000 in cash, and recognized a gain on disposition of $14,000. During the second quarter of 2003, we disposed of two additional parcels of land for an aggregate of $4,147,000, recognizing a gain on disposition of $430,000, and disposed of an investment in real estate entities for an aggregate of $851,000, recognizing a gain of approximately $316,000. During the quarter ended September 30, 2003, we disposed of a parcel of land for $795,000 in cash, and recognized a gain on disposition of $47,000.

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


                                                                          Nine Months Ended September 30,
                                                                        -----------------------------------
                                                                            2004               2003
                                                                        -----------------  ----------------
                                                                             (Amounts in thousands)

Net cash provided by operating activities.......................         $    498,856       $    468,591

Allocable to minority interest (Preferred Units) - ongoing                    (16,907)           (20,179)
distributions...................................................
Allocable to minority interest (Preferred Units) - special                     (8,000)                 -
distribution (a)................................................
Allocable to minority interest (common equity)..................              (17,779)           (17,143)
                                                                        -----------------  ----------------
Cash from operations allocable to our shareholders..............              456,170            431,269

Capital improvements to maintain our facilities.................              (20,297)            (20,470)
 Add back:  minority interest share of capital improvements to
    maintain facilities.........................................                  441                504
                                                                        -----------------  ----------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................              436,314            411,303

Distributions paid:
  Preferred stock dividends.....................................             (117,293)          (107,914)
  Equity Stock, Series A dividends..............................              (16,126)           (16,126)
  Distributions to Common shareholders..........................             (172,474)          (168,781)
                                                                        -----------------  ----------------
Cash available for principal payments on debt and reinvestment..         $    130,421       $    118,482
                                                                        =================  ================

(a) The $8 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.

         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at September 30, 2004, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. At September 30, 2004, we had no outstanding borrowings under our $200 million bank line of credit.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2004, we had mortgage debt outstanding of $1.7 million (which encumbers two facilities with a book value of approximately $11 million) and unsecured long-term debt in the amount of $33.6 million. As described in Note 15, "Subsequent Events" in the Company's September 30, 2004 financial statements, the Company acquired 26 facilities, subject to approximately $39.5 million in mortgage debt at an average interest rate of 6.5%.

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

         For the remainder of 2004 and 2005, we have approximately $197.4 million of preferred securities that become redeemable at our option. The weighted average annual dividend rate with respect to these securities is approximately 9.6%; a rate significantly higher than current market conditions. However, during the fourth quarter of 2003 and into 2004, we became increasingly concerned that conditions soon change and that dividend rates with respect to new offerings of preferred securities would begin to rise. It was our desire to limit our "refinancing risk" with respect to anticipated rising rates.

         In that regard, over the past year, we have issued approximately $743.8 million of our preferred stock raising net proceeds of approximately $720.4 million. The weighted average annual dividend rate with respect to these securities is approximately 6.5% (6.7% based on the net proceeds received).

         During the first quarter of 2004, we utilized $230 million of the capital raised to redeem our 8.25% Series K preferred stock and our 8.25% Series L preferred stock. In addition, during the first quarter of 2004, we restructured $200 million of our 9.5% Series N preferred units reducing the annual dividend rate to 6.4%; we would not have been able to call these securities until November 2005. During the third quarter of 2004, we redeemed our 8.75% Series M Preferred Stock and our 9.5% Series D Preferred Stock, which had an aggregate liquidation value of $86,250,000.

         We have $197,375,000 in preferred securities that, at our option, become redeemable in the remainder of 2004 and 2005, with an average coupon of 9.626%, as follows:

                                        Earliest
                                       Redemption     Dividend      Liquidation
               Security                   Date          Rate       Value (000's)
-----------------------------------    ----------     ---------    -------------

 Series E Preferred Stock                1/31/05        10.000%    $    54,875
 Series N Preferred Units                3/17/05         9.500%         40,000
 Series O Preferred Units                3/29/05         9.125%         45,000
 Series F Preferred Stock                4/30/05         9.750%         57,500
                                                       --------   --------------
    Total securities available for
    redemption through 12/31/05                          9.626%    $   197,375
                                                       ========   ==============

         We expect to fund these redemptions from cash on hand, which totaled $475,280,000 at September 30, 2004. If, however, our cash on hand is utilized for alternative investments such as the acquisition or development of real estate assets, we intend to issue additional lower-rate preferred securities to redeem these securities. There can be no assurance that we would be able to issue additional preferred securities at a lower rate.

         As a result of the upcoming redemptions of preferred securities noted above, we expect that the related charges with respect to the application of EITF Topic D-42 will be approximately $1,929,000 in the fourth quarter of 2004, and $2,778,000 in the first quarter of 2005.

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

         During the nine months ended September 30, 2004 and 2003, we paid cash dividends totaling $117,293,000 and $107,914,000, respectively, to the holders of our Cumulative Preferred Stock. We estimate the distribution requirements with respect to our Preferred Stock outstanding at September 30, 2004 to be approximately $162.5 million per year, which includes approximately $19.0 million with respect to the preferred series denoted above that are anticipated to be redeemed.

         During the nine months ended September 30, 2004 and 2003, we paid cash dividends totaling $16,907,000 and $20,179,000, respectively, to the holders of our preferred partnership units. On March 22, 2004, certain investors who hold $200 million of our 9.5% Series N Cumulative Redeemable Preferred Units agreed, in exchange for a special distribution of $8,000,000, to a reduction in the distribution rate on their preferred units from 9.5% per year to 6.4% per year. We estimate that the distribution requirement with respect to the preferred partnership units outstanding at September 30, 2004 to be approximately $20.7 million per year, which includes approximately $7.9 million with respect to the two unit series denoted above that we expect to redeem.

         As described below, we issued $25,000,000 of our 6.25% Series Z Cumulative Redeemable Perpetual Preferred Units in connection with a property acquisition in October 2004. Our annual distribution requirement with respect to these units will approximate $1.6 million. The holders of these units have a one-time option, exercisable five years after issuance, to require us to redeem these units in cash, at par plus any accrued but unpaid distributions.

         During each of the nine months ended September 30, 2004 and 2003, we paid cash dividends totaling $16,126,000 to the holders of our Equity Stock, Series A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at September 30, 2004, we estimate the total regular distribution for the remainder of 2004 to be approximately $5.4 million assuming that dividends of at least $0.49 per share per year are paid to the common shareholders.

         During the nine months ended September 30, 2004, we paid dividends totaling $172,474,000 ($1.35 per common share) to the holders of our common stock. Based upon shares outstanding at September 30, 2004 and a quarterly distribution of $0.45 per share, which was declared by the Board of Directors on November 4, 2004 and payable on December 31, 2004, we estimate dividend payments with respect to our common stock of approximately $57.7 million for the fourth quarter of 2004.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2004, we estimate a total of approximately $30.0 to $35.0 million for capital improvements. During the nine months ended September 30, 2004, we incurred capital improvements of approximately $20.3 million. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our notes payable, all of which are fixed rate. At September 30, 2004, we had total outstanding notes payable of approximately $35.3 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings.

         As described below, our total mortgage debt increased by approximately $39.5 million (at an average interest rate of approximately 6.5%), to a total of approximately $74.8 million, with the acquisition of real estate facilities in October 2004, as discussed below.

         We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. It is our current intention to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         ACQUISITION AND DEVELOPMENT OF REAL ESTATE FACILITIES: No facilities were acquired from third parties during the year ended December 31, 2003.

         During the first nine months of 2004, we acquired two facilities with an aggregate of 139,000 net rentable square feet, for an aggregate of $8,293,000 in cash. In addition, our Acquisition Joint Venture acquired two facilities as discussed below.

         During October 2004, we acquired 32 facilities at a total cost of $121.5 million, including post-acquisition costs of computer, signage and other efforts in conforming these facilities to Public Storage visual and operating standards. The consideration for these acquisitions consisted of the assumption of $39.5 million of debt, the issuance of $25.0 million of 6.25% Series Z Preferred Units and $57.0 million in cash. The facilities are located in Minnesota, Texas and Wisconsin and contain 2,002,000 net rentable square feet of space (14,873 rentable units).

         In addition, we have contracts to acquire 11 additional existing self-storage facilities at an aggregate cost of approximately $124.9 million, consisting of the assumption of $48.9 million in debt and $76.0 million in cash. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

         On January 1, 2004, we entered into a joint venture (the "Acquisition Joint Venture") with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties. The Acquisition Joint Venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. The Acquisition Joint Venture acquired two facilities during the quarter ended September 30, 2004, with approximately 150,000 net rentable square feet for an aggregate of approximately $9.1 million cash. The venture had a nine month investment period (through September 30, 2004) to identify and acquire facilities. We are currently working with our joint venture partner for the potential inclusion of certain of the facilities acquired in 2004 or currently under contract in the Acquisition Joint Venture, notwithstanding the expiration of the investment period. However, there can be no assurance that the Acquisition Joint Venture will acquire any additional facilities.

         If the Acquisition Joint Venture does not acquire these facilities, we expect to fund these acquisitions entirely from our cash on hand.

         In June 2004, we acquired a limited partnership interest in one of our Consolidated Entities, at an acquisition cost of approximately $24,851,000.

         In November 1999, we formed a joint venture partnership for the development of approximately $100 million of self-storage facilities. The venture is funded solely with equity capital consisting of 51% from us and 49% from the joint venture partner. The term of the joint venture is 15 years. After six years, the joint venture partner has the right to cause the Company to purchase the joint venture partner's interest for an amount necessary to provide the joint venture partner with a maximum return of 10.75% or less in certain circumstances. Our estimate of the purchase price of this interest is approximately $105 million.

         We currently have a development "pipeline" of 37 projects consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $151.6 million. At September 30, 2004, we have acquired the land for 36 of these projects, which have an aggregate estimated cost of approximately $146.0 million, and costs incurred as of September 30, 2004 of approximately $40.7 million. The remaining facility represents an identified site where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $110.9 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


Development Pipeline Summary
                                                    Number      Net           Total      Costs incurred
                                                      of     rentable      estimated         through         Costs to
                                                   projects   sq. ft.     development        9/30/04         complete
                                                   --------- ---------    ------------   --------------      -----------
                                                                               (Amounts in thousands)
  Facilities currently under construction:
    Self-storage facilities                            4          261      $   24,389       $   11,082       $   13,307
    Expansions and other enhancements to
     existing self-storage facilities                  9          454          22,439            9,685           12,754
                                                   --------- ---------    ------------   --------------      -----------
                                                      13          715          46,828           20,767           26,061

  Facilities awaiting  construction,  where land
     is acquired:
    Self-storage facilities                            3          286          45,806           17,696           28,110
    Expansions and other enhancements to
     existing self-storage facilities                 20        1,201          53,412            1,990           51,422
                                                   --------- ---------    ------------   --------------      -----------
                                                      23        1,487          99,218           19,686           79,532

  Self-storage facilities awaiting
    construction, where land has not yet been
    acquired                                           1           56           5,570              233            5,337
                                                   --------- ---------    ------------   --------------      -----------
  Total Development Pipeline                          37        2,258      $  151,616       $   40,686       $  110,930
                                                   ========= =========    ============   ==============      ===========


         Included in the 29 "expansions and other enhancements of existing self-storage facilities" are 17 projects associated with the conversion of industrial space, previously used by the discontinued containerized facility operations, into self-storage space. The total amount of self-storage space to come on line from these 17 conversions is approximately 1,192,000 net rentable square feet of traditional self-storage space at a cost of $40,754,000. Also included are enhancements which, while they do not add significant incremental square footage, improve the visual and structural appeal of our existing self-storage facilities.

         We estimate that our development spending in 2005, including the amounts denoted above with respect to our development pipeline, will approximate $75 million.

         In addition to the above projects, we have four parcels of land held for development with total costs of approximately $7,580,000 at September 30, 2004.

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. For the nine months ended September 30, 2004, we repurchased 409,700 shares of our common stock for approximately $18,234,000.

         From the initial authorization through November 5, 2004, we have repurchased a total of 22,081,720 shares of common stock at an aggregate cost of approximately $560.1 million.

ITEM 2A.   RISK FACTORS
-----------------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2003, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At September 30, 2004, the Hughes family owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

COMPLIANCE WITH SECTION 404 OF THE SARBANES - OXLEY ACT

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2004, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of that date. Furthermore, our independent registered public accounting firm, Ernst & Young, will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004. We have not yet completed our assessment of the effectiveness of our internal control.

         While we believe that we will meet these requirements, if we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

         PS Business Parks, Inc., ("PSB"), an entity that we have a 44% equity interest in at September 30, 2004, is subject to the same reporting requirement. PSB is currently behind schedule in completing its assessment of the effectiveness of its internal controls; however, PSB's management believes that it will be able to timely complete its assessment. Because we record our equity share of PSB's reported net income in our income statements, PSB's failure to timely complete its assessment of internal control, or its failure to implement effective internal controls, could affect the reliability of our recorded Equity in Earnings of Unconsolidated Entities and, consequently, our net income.

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

WE MAY BE DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET.

         We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the internet, increasing the risk of viruses that could cause system failures and disruptions of operations.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At September 30, 2004, our debt of $35.3 million was less than 1.0% of our total assets.

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

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks that other real estate companies may use third-party insurers for. This results in a higher risk of losses that aren't covered by third-party insurance contracts, as described in Note 14 to the Company's financial statements at September 30, 2004 under "Insurance and Loss Exposure."

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 93% of our revenue for the nine months ended September 30, 2004. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development and fill-up of our properties would reduce our profitability: Since January 1, 2000, we have opened 65 newly developed self storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $579.4 million. In addition, at September 30, 2004 the Company had 37 projects in development that are expected to begin construction generally by December 31, 2004. These 37 projects have total estimated costs of $151.6 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect the Company's profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact the Company's profitability.

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

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

         B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 40 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at September 30, 2004. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the 40 self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

         Company personnel have been engaged in the supervision and the operation of these properties and have provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners have reimbursed us at cost for these services in the amount of US$ 542,499 with respect to the Canadian operations and US$151,063 for other services during 2003. There have been conflicts of interest in allocating time of our personnel between Company properties, the Canadian properties, and certain other Hughes Family interests. The sharing of Company personnel with the Canadian entities was substantially eliminated by December 31, 2003.

         The corporation engaged in the operations of the Canadian facilities has advised us that it intends to reorganize the entities owning and operating the Canadian facilities and has proposed that the Company consent to this reorganization, which would impact the license agreement and the right of first refusal agreement with the Company. The reorganization is designed to enhance the entities' financial flexibility and growth potential. In November 2004, the Board appointed a special committee, comprised of independent directors, to consider the Company's alternatives in this matter, including a possible investment in the reorganized Canadian entities.

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSEs.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred operating losses of $10,058,000 in 2002, generated an operating profit of $2,543,000 in 2003 and $1,129,000 for the nine months ended September 30, 2004. PSPUD closed 39 of 55 facilities that were deemed not strategic to the Company's business plan since 2002.

INCREASES IN INTEREST RATES MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         One of the factors that influences the market price of our common stock and out other securities is the annual rate of distributions that we pay on the securities, as compared with interest rates. An increase in interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of our common stock and other securities.

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

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         We are headquartered in, and approximately one-quarter of our properties are located in, California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by the recently enacted legislation and recent ballot initiatives mandating medical insurance for employees of California businesses and members of their families beginning in 2006.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At September 30, 2004, our debt as a percentage of total shareholders' equity (based on book values) was 0.8%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series E - January 31, 2005, Series F - April 30, 2005, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009 and Series C - September 13, 2009. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series Q through Series X, Series Z, Series A through Series C), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $35.3 million at September 30, 2004 ($74.8 million including $39.5 in debt assumed in connection with property acquisitions from October 1, 2004 through November 8, 2004). All of the Company's notes payable bear interest at fixed rates. See Note 7 to the consolidated financial statements at September 30, 2004 for approximate principal maturities of the notes payable at September 30, 2004.

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

         As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Act of 1934 as amended) as of the end of the period covered by this report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Salaam et al v. Public  Storage,  Inc.  (filed  February 2000) (Superior Court -
--------------------------------------------------------------------------------
Sacramento County); Holzman et al v. Public Storage, Inc. (filed October 2004)
------------------------------------------------------------------------------
(Superior Court - Sacramento County)
------------------------------------
         The plaintiffs in the Salaam case are suing the Company on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

         The plaintiffs in the Holzman case, who are represented by the same attorneys as the Salaam plaintiffs, are seeking substantially the same claims with additional minor variations in an acknowledged second effort to proceed as a class, in reliance on a recent California Supreme Court case. The plaintiffs have not yet identified an aggregate value of their claims which, on an individual basis, are alleged wage losses of $4000 or less. The plaintiffs also assert claims under the California Unfair Business Practices Act.

         The maximum potential liability for both of these cases cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act or, in the Holzman case, if plaintiff prevails on a motion for class certification.

         The Company is continuing to vigorously contest the claims in these cases and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act or, in the case of the Holzman case, for class certification. The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

Gustavson et al v. Public Storage, Inc. (filed June 2003)
----------------------------------------------------------
(Superior court - Los Angeles County)
-------------------------------------

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

         In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Justice Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. Discovery is proceeding and Justice Lucas has set this matter for trial at the end of March, 2005. We believe that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

         The Company is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Company believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial portion of the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------

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

ISSUER PURCHASES OF EQUITY SECURITIES:

                                                                         Total Number of      Maximum Number of
                                                                       Shares Purchased as     Shares that May
                                        Total Number                     Part of Publicly     Yet Be Purchased
                                         of Shares     Average Price    Announced Plans or   Under the Plans or
Period Covered                           Purchased     Paid per Share        Programs             Programs
-----------------------------------     -------------  --------------  --------------------  ------------------

July 1 through July 31, 2004                       -           -              22,081,720           2,918,280

August 1 through August 31, 2004                   -           -              22,081,720           2,918,280

September 1 through September 30,
2004                                               -           -              22,081,720           2,918,280
                                        -------------  --------------
    Total                                          -           -
                                        =============  ==============


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

3.6 Amendment to Certificate of Determination for the 9.20% Cumulative Preferred Stock Series B. Filed with the Registrant's Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

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

3.9 Amendment to Certificate of Determination for the Adjustable Rate Cumulative Preferred Stock Series C. Filed herewith.

3.10 Certificate of Determination for the 9.50% Cumulative Preferred Stock, Series D. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.50% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.11 Certificate of Determination for the 10% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A/A Registration Statement relating to the 10% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.12 Certificate of Determination for the 9.75% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.13     Registration   Statement  No.  33-63947  and  incorporated   herein  by
         reference.

3.14 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

3.15 Certificate of Determination for the 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.16 Certificate of Determination for the 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.17 Certificate of Determination for the Convertible Preferred Stock, Series CC. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

3.18 Certificate of Correction of Certificate of Determination for the Convertible Participating Preferred Stock. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

3.19 Certificate of Determination for 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.20 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-18395 and incorporated herein by reference.

3.21 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

3.22 Certificate of Determination for Equity Stock, Series AA. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.23     Certificate  Decreasing  Shares  Constituting  Equity Stock,  Series A.
         Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.24 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.25     Certificate of Determination for 8% Cumulative Preferred Stock, Series
         J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.26 Certificate of Correction of Certificate of Determination for the 8.25% Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 333-61045 and incorporated herein by reference.

3.27 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.28 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.29 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

3.30 Certificate of Determination for Equity Stock, Series AAA. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

3.31 Certificate of Determination for 9.5% Cumulative Preferred Stock, Series N. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

3.32 Certificate of Determination for 9.125% Cumulative Preferred Stock, Series O. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.33 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.34 Certificate of Determination for 8.600% Cumulative Preferred Stock, Series, Q. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

3.35 Amendment to Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

3.36 Certificate of Determination for 8.000% Cumulative Preferred Stock, Series R. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R and incorporated herein by reference.

3.37 Certificate of Determination for 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

3.38 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

3.39 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

3.40 Amendment to Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.41 Certificate of Determination for 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

3.42 Certificate of Determination for 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.43 Certificate of Determination for 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

3.44 Certificate of Determination for the 6.85% Cumulative Preferred Stock, Series Y. Filed with the Registrant's Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.45 Certificate of Determination for 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

3.46 Certificate of Determination for 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

3.47 Certificate of Determination for 6.40% Cumulative Preferred Stock, Series NN. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.48 Certificate of Determination for 7.125% Cumulative Preferred Stock, Series B. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B and incorporated herein by reference.

3.49 Certificate of Determination for 6.60% Cumulative Preferred Stock, Series C. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

3.50 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.51     Amendment  to Bylaws  adopted on May 9, 1996.  Filed with  Registrant's
         Registration   Statement  No.  333-03749  and  incorporated  herein  by
         reference.

3.52     Amendment to Bylaws adopted on June 26, 1997.  Filed with  Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.53     Amendment to Bylaws adopted on January 6, 1998. Filed with Registrant's
         Registration   Statement  No.  333-41123  and  incorporated  herein  by
         reference.

3.54     Amendment  to  Bylaws   adopted  on  February  10,  1998.   Filed  with
         Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.55 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.56 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrants' Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

3.57     Amendment   to  Bylaws   adopted  on  November  7,  2002.   Filed  with
         Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.58 Amendment to Bylaws adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.59 Amendment to Bylaws adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

3.60 Amendment to Bylaws adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

10.50 Deposit Agreement dated as of September 13, 2004 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

10.51    Amended  and  Restated   Agreement  of  Limited   Partnership   of  PSA
         Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of October 12, 2004. Filed herewith.

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

91.1 2001 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed herewith.

99.2     Restricted Stock Unit Agreement. Filed herewith.

99.3 2001 Stock Option and Incentive Plan Outside Director, Stock Option Agreement. Filed herewith.

         *        Compensatory benefit plan.

         **       Management contract.

(b)      Reports on Form 8-K

         The Company furnished a Current Report on from 8-K dated August 5, 2004 (filed August 6, 2004), pursuant to Item 7 with its press release announcing its results for the quarter ended June 30, 2004.

         The Company filed a Current Report on Form 8-K, dated September 8, 2004 (filed September 9, 2004), pursuant to Item 5, in connection with the Company's public offering in September 2004 of depositary shares, each representing 1/1,000 of a share of the Company's 6.60% Cumulative Preferred Stock, Series C.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATED: November 9, 2004

                                    PUBLIC STORAGE, INC.

                                    By:    /s/  John Reyes
                                           -------------------------------------
                                           John Reyes
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal financial officer and duly
                                           authorized officer)