Form 10-K
period 2004-12-31
PUBLIC STORAGE INC /CA
filed 2005-03-16
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2004 or
                          -----------------
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number: 1-8389
                        ------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

                  California                                 95-3551121
--------------------------------------------           ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)
   701 Western Avenue, Glendale, California                  91201-2349
--------------------------------------------           ----------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
                                Title of each class                                        on which registered
--------------------------------------------------------------------------------       ----------------------------
9.750% Cumulative Preferred Stock, Series F, $.01 par value.....................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative
     Preferred Stock, Series Q, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative
     Preferred Stock, Series R, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative
     Preferred Stock, Series S, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series T, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series U, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative
     Preferred Stock, Series V $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative
     Preferred Stock, Series W $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative
     Preferred Stock, Series X $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative
     Preferred Stock, Series Z $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative
     Preferred Stock, Series A $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative
     Preferred Stock, Series B $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.600% Cumulative
     Preferred Stock, Series C $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.180% Cumulative
     Preferred Stock, Series D $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A,
     $.01 par value.............................................................         New York Stock Exchange
Common Stock, $.10 par value....................................................         New York Stock Exchange,
                                                                                             Pacific Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                          --------------------------
                                (Title of class)
                          --------------------------

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2004:

Common Stock, $0.10 Par Value - $3,687,482,000 (computed on the basis of $46.01 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2004).

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - $194,799,000 (computed on the basis of $26.11 per share which was the reported closing sale price of the Depositary Shares each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange on June 30, 2004).

The number of shares outstanding of the registrant's classes of common stock as of March 14, 2005:

Common Stock, $.10 Par Value - 129,560,552 shares
-------------------------------------------------

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series
------------------------------------------------------------------------------
A, $.01 Par Value - 8,776,102 depositary shares (representing 8,776.102 shares
------------------------------------------------------------------------------
of Equity Stock, Series A)
--------------------------

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares
-----------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2005 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  Business
         --------

FORWARD LOOKING STATEMENTS
--------------------------

     When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of Public Storage, Inc. (the "Company") to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Company operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Company's facilities; difficulties in the Company's ability to evaluate, finance and integrate acquired and developed properties into the Company's existing operations and to fill up those properties, which could adversely affect the Company's profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase the Company's expense and reduce the Company's cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce the Company's profitability; difficulties in raising capital at reasonable rates, which would impede the Company's ability to grow; delays in the development process, which could adversely affect the Company's profitability; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

   GENERAL
   -------
   Public Storage, Inc. (the "Company") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates self-storage facilities. We are the largest owner and operator of storage space in the United States with direct and indirect equity investments in 1,464 storage facilities containing approximately 89.2 million square feet of net rentable space at December 31, 2004. Our common stock is traded on the New York Stock Exchange under the symbol "PSA". We also have a 44% ownership interest in PS Business Parks, Inc., which, as of December 31, 2004, owned and operated commercial properties containing approximately 18.0 million net rentable square feet of space. PS Business Parks, Inc. is a public REIT whose common stock trades on the American Stock Exchange under the symbol "PSB."

     We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that we continue to qualify as a REIT, we will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

     We have reported annually to the Securities and Exchange Commission ("SEC") on Form 10-K, which includes financial statements certified by independent public accountants. We have also reported quarterly to the Securities and Exchange Commission on Form 10-Q, which included unaudited financial statements with such filings. We expect to continue such reporting.

     Our website is www.publicstorage.com, and we make available free of charge on our website our reports on Forms 10-K, 10-Q, and 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

MANAGEMENT
----------

     Ronald L. Havner, Jr. (47) was appointed as a director, vice chairman, and chief executive officer of the Company on November 7, 2002. Mr. Havner has been employed by Public Storage or its affiliates in various financial and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer of the Company from November 1991 until December 1996 when he became Chairman, President, and Chief Executive Officer of PS Business Parks, Inc., ("PSB") an affiliate of the Company. Mr. Havner continues as Chairman of PSB.

     B. Wayne Hughes (71) is Chairman of the Board of Directors, a position he has held since 1991. Mr. Hughes plans to remain active in the Company's business, focusing primarily on strategic and marketing initiatives. Mr. Hughes established the Public Storage Organization in 1972 and has managed the Company through several market cycles.

     Our executive management team and their years of experience with the Company are as follows: Harvey Lenkin (68), President and Chief Operating Officer, 27 years; John Reyes (44), Senior Vice President - Chief Financial
Officer, 14 years; John S. Baumann (44), Senior Vice President - Chief Legal Officer, who joined the Company in June 2003; John E. Graul (53), Senior Vice President and President, Self-Storage Operations, who joined the Company in February 2004 and David F. Doll (46), Senior Vice President and President, Real Estate Group, who joined the Company in February 2005.

     Our senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 46.5 million shares or 36% of the common stock as of March 14, 2005.

INVESTMENT OBJECTIVE
--------------------

     Our  primary  objective  is to  increase  the value of each share  through internal growth (by increasing net income, funds from operations and cash available for distribution) and acquisitions of additional real estate investments and development of real estate facilities. We believe that our access to capital, geographic diversification and operating efficiencies resulting from our size will enhance our ability to achieve this objective.

COMPETITION
-----------

     Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of certain of our facilities. Development of new storage facilities has intensified the competition among storage operators in many market areas in which we operate.

     In seeking investments, we compete with a wide variety of institutions and other investors. The increase in the amount of funds available for real estate investments has increased competition for ownership interests in facilities and may reduce yields on acquisitions.

     We believe that the significant operating and financial experience of our executive officers and directors, combined with the Company's capital structure, national investment scope, geographic diversity, economies of scale and the "Public Storage" name, should enable us to compete effectively with other entities.

     In recent years consolidation has occurred in the fragmented storage industry. In addition to the Company, there are other publicly traded REITs and numerous private regional and local operators operating in the self-storage industry. We believe that we are well positioned to capitalize on this consolidation trend due to our demonstrated access to capital and national presence.

BUSINESS ATTRIBUTES
-------------------

     We believe that the Company possesses several primary business attributes that permit us to compete effectively:

     COMPREHENSIVE  DISTRIBUTION  SYSTEM  AND  NATIONAL  TELEPHONE  RESERVATION
SYSTEM: Our facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. During 2003 and 2004, we implemented an upgraded information system platform, which has enabled us to more quickly adapt our pricing and marketing efforts to market conditions. This distribution system, among other benefits, is designed to maximize revenue and occupancy levels through automated pricing.

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

     ECONOMIES OF SCALE: We are the largest provider of storage space in the industry. As of December 31, 2004, we operated 1,464 storage facilities in which we had an interest and managed 28 storage facilities for third parties. These facilities are in markets within 37 states. At December 31, 2004, we had over 748,000 spaces rented. The size and scope of our operations have enabled us to achieve a high level of profit margins and low level of administrative costs relative to revenues.

     Our size in many markets has enabled us to market efficiently using television as a media source. We believe the high cost of television makes it impractical for our competitors to use this form of media without the high concentration of facilities in markets.

     BRAND NAME RECOGNITION: Our operations are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Our storage operations are conducted in 37 states, giving us national recognition and prominence. We focus our operations within those states in the major metropolitan markets. This concentration establishes us as one of the largest providers of storage space in virtually all markets that we operate in and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals which are generally not economically viable for most of our competitors.

     RETAIL OPERATIONS: The Company has historically sold retail items associated with the storage business and rented trucks at its storage facilities. In order to supplement and strengthen the existing self-storage business by further meeting the needs of storage customers, the Company continues to expand its retail activities.

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

     TENANT INSURANCE PROGRAM: On December 31, 2001, we purchased all of the capital stock of PS Insurance Company, Ltd., from Mr. Hughes and members of his family. This insurance company reinsures policies issued to our tenants against lost or damaged goods stored by tenants in our storage facilities. This subsidiary receives the premiums and bears the risks associated with the re-insurance. We believe that this insurance operation will continue to further supplement and strengthen the existing self-storage business and provide an additional source of earnings for the Company.

GROWTH AND INVESTMENT STRATEGIES
--------------------------------

     Our growth strategies consist of: (i) improving the operating performance of our stabilized existing traditional self-storage properties, (ii) acquiring additional interests in entities that own properties operated by the Company,
(iii)  acquiring  interests in properties that are owned or operated by others,
(iv) developing properties in selected markets, (v) expanding and repackaging existing real estate facilities, and (vi) participating in the growth of commercial facilities owned primarily by PS Business Parks, Inc. These strategies are described as follows:

     IMPROVE THE OPERATING PERFORMANCE OF EXISTING PROPERTIES: We seek to increase the net cash flow generated by our existing stabilized traditional self-storage properties by a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our properties relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and d) controlling expense levels. We believe that our property management personnel and systems, combined with the national telephone reservation system, will continue to enhance our ability to meet these goals.

     ACQUIRE PROPERTIES OPERATED AND PARTIALLY OWNED BY THE COMPANY: In addition to our wholly owned storage facilities, we operate storage facilities on behalf of other entities in which we have partial equity interests. From time to time, interests in these storage facilities are available for purchase, providing us with a source of additional acquisition opportunities. Because we manage these properties, we have reliable operating information prior to acquisition, and these properties are easily integrated into our portfolio. The amount of such potential acquisition opportunities has decreased over the last several years as we have continued to acquire such interests. Such potential remaining acquisition opportunities include the remaining equity interests that we do not own in the entities described as "Other Investments" in Note 6 to our consolidated financial statements for the year ended December 31, 2004, as well as the "Other Partnership Interests" and "Consolidated Development Joint Venture" in Note 10 to the consolidated financial statements for the year ended December 31, 2004.

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

     DEVELOP PROPERTIES IN SELECTED MARKET: Since 1995, the Company and its joint venture partnerships (described below in "Financing of the Company's Growth Strategies") have opened a total of 140 facilities, including 23 facilities in 2000, 22 facilities in 2001, 16 facilities in 2002, 14 facilities in 2003 and seven in 2004. During 2004, these 140 facilities contributed significantly to the growth in our earning as they continue to gain occupancy and grow their revenues. We expect that these facilities will continue to provide growth to our earnings into 2005. As of December 31, 2004, we have a development "pipeline" of 10 newly-developed self-storage facilities with an aggregate estimated cost of approximately $98.4 million, and an aggregate of 754,000 net rentable square feet. Development of these facilities is subject to significant contingencies such as obtaining appropriate governmental agency approvals. The Company continues to seek attractive sites for development of additional storage facilities and evaluates existing sites for expansion or enhancement opportunities.

     EXPAND AND REPACKAGE EXISTING REAL ESTATE FACILITIES: We have a substantial number of facilities that were developed and constructed 20 or more years ago based upon local competitive and demographic conditions in place at that time. Since such conditions may have changed since then, there are opportunities to expand and further invest into our existing self-storage locations, either by improving their visual and structural appeal, or by expanding these facilities at a per square foot cost that is typically less than the cost incurred in developing a new location. In addition, there are opportunities to convert existing vacant space previously used by our containerized storage facilities into traditional self-storage space. During 2002, 2003, and 2004, we have invested a total of $71.5 million in such expansion, conversion, and repackaging activities. At December 31, 2004, we have identified 37 such projects to expand or repackage our existing facilities, and to convert the vacant space previously used by the discontinued containerized storage facilities, for an aggregate of $112.3 million, which will add an aggregate of approximately 2,246,000 net rentable square feet.

Completion of these projects is subject to contingencies, including obtaining governmental agency approvals. We continue to evaluate our existing real estate portfolio to identify additional expansion and repackaging opportunities.

     PARTICIPATE IN THE GROWTH OF COMMERCIAL FACILITIES PRIMARILY THROUGH OUR OWNERSHIP IN PS BUSINESS PARKS, INC.: We own a 44% common equity interest in PS Business Parks, Inc. and its operating partnership (PS Business Parks Inc. and the related operating partnership are hereinafter referred to collectively as "PSB") as of December 31, 2004, comprised of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. At December 31, 2004, PSB owned and operated approximately 18.0 million net rentable square feet of commercial space located in eight states.

     In addition to our investment in PSB, we have direct interests in four commercial facilities with an aggregate of 302,000 net rentable square feet. In addition, certain of our self-storage facilities rent a total of 1,040,000 net rentable square feet of commercial space at the same location, 1.2 million of which, is managed by PSB pursuant to management agreements.

     POLICIES WITH RESPECT TO INVESTING ACTIVITIES: Following are our policies with respect to certain other investing strategies, each of which may be entered into without a vote of shareholders:

     o Making loans to other entities: We have made loans in connection with the sale of properties, have made short-term loans to PSB, Inc. in the last three years and may make loans to third parties as part of our investment objectives. However, we do not expect such items to be a significant part of our investing activities.

     o Investing in the securities of other issuers for the purpose of exercising control: There have been two instances in the past six years where we invested in the securities of another publicly-held REIT, one which resulted in control of that REIT (the merger with Storage Trust in
       1999), and one that did not, resulting in the sale of these securities on the open market. We may engage in these activities in the future as a component of our real estate acquisition strategy. We also own partnership interests in various consolidated and unconsolidated partnerships. See "Investments in Real Estate and Real Estate Entities."

     o Underwriting securities of other issuers: We have not engaged in this activity in the last three years, and do not intend to in the future.

     o Short-term investing: We have not engaged in investments in real estate or real estate entities on a short-term basis in the last three years with the exception of the aforementioned investments in the securities of other REITs. Instead, historically, we have acquired real estate assets and held them for an extended period of time. We do not anticipate any such short-term investments.

     o Repurchasing or reacquiring our common shares or other securities: The Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. Cumulatively through March 14, 2005, we repurchased a total of 22,117,720 shares of common stock at an aggregate cost of approximately $562,158,000. Cumulatively through March 14, 2005, we have called for redemption or repurchased $1,095,500,000 of our senior preferred stock and $165,000,000 of our preferred partnership units for cash, representing a refinancing of these securities into lower-coupon preferred securities. Any future repurchases of our common stock will depend primarily upon the attractiveness of repurchases compared to our other investment alternatives. Future redemptions or repurchases of our preferred securities, which will become available for redemption or repurchase on their respective call dates, will be dependent upon the spread between market rates and the coupon rates of these securities.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------

     OVERVIEW OF FINANCING STRATEGY: Over the past three years we have funded substantially all of the cash portion (represented by our acquisition cost less debt assumed, as described below) of our acquisitions with permanent capital (predominantly retained cash flow and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our present intent is to continue to finance substantially all our growth with permanent capital.

     BORROWINGS: We have in the past used our $200 million line of credit described below under "Borrowings" as temporary "bridge" financing, and repaid those amounts with permanent capital. During 2004, we assumed long-term secured mortgage notes of $94.7 million in connection with property acquisitions. Prior to 2004, we incurred long-term debt during the merger with Storage Trust in 1999 wherein we assumed $100 million in senior unsecured notes. We were unable to prepay these debt balances either because of the nature of the loan terms or because it was not economically advantageous to do so. While it is not our present intention to issue debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders. These powers are subject to a limitation on unsecured borrowings in the Company's Bylaws described in "Limitations on Borrowings" below.

     ISSUANCE OF SENIOR SECURITIES: We have in the last three years, and expect to continue, to issue additional series of preferred stock that are senior to our Common Stock and Equity Stock. At December 31, 2004, we had approximately $2.1 billion of preferred stock outstanding, excluding one series that was called for redemption on December 22, 2004 and subsequently redeemed on January 31, 2005. The preferred stock, which was issued in series, has general preference rights with respect to liquidation and quarterly distributions. We intend to continue to issue preferred securities without a vote of our common shareholders.

     ISSUANCE OF SECURITIES IN EXCHANGE FOR PROPERTY: We have issued common and preferred equity in exchange for real estate and other investments in the last three years. On October 12, 2004, we issued $25 million in preferred units in conjunction with the acquisition of a self-storage business. Future issuances will be dependent upon market conditions at the time, including the market prices of our equity securities.

     DEVELOPMENT JOINT VENTURE FINANCING: We entered into two separate development joint venture partnerships since 1997 in order to provide development financing. The first development joint venture partnership was formed in 1997 and completed in 2001.

     In November 1999, we formed PSAC Development Partners, L.P., (the "Consolidated Development Joint Venture") with a joint venture partner ("PSAC Storage Investors, LLC") whose partners include a third party institutional investor, owning approximately 35%, and Mr. Hughes, owning approximately 65%, to develop approximately $100 million of storage facilities. At December 31, 2004, PSAC Development Partners, L.P. had completed construction on 22 storage facilities with a total cost of approximately $108.6 million. We expect that this joint venture partnership will receive no additional capital funding to develop any additional facilities.

     PSAC Development Partners, L.P. is funded solely with equity capital consisting of 51% from us and 49% from PSAC Storage Investors, LLC. The term of the Consolidated Development Joint Venture is 15 years; however, during the sixth year PSAC Storage Investors, LLC has the right to cause an early termination of PSAC Development Partners, L.P. If PSAC Storage Investors, LLC exercises this right, we then have the option, but not the obligation, to acquire their interest for an amount that will allow them to receive an annual return of 10.75%. If we do not exercise our option to acquire PSAC Storage Investors, LLC's interest, PSAC Development Partners, L.P.'s assets will be sold to third parties and the proceeds distributed to us and PSAC Storage Investors, LLC in accordance with the partnership agreement. If PSAC Storage Investors, LLC does not exercise its right to early termination during the sixth year, the partnership will be liquidated 15 years after its formation with the assets sold to third parties and the proceeds distributed to us and PSAC Storage Investors, LLC in accordance with the partnership agreement.

     PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at December 31, 2004). In addition, Mr. Hughes can receive up to 1% of cash flow of the Partnership (estimated to be less than $50,000 per year) if PSAC Storage Investors, LLC elects an early termination. If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest can increase to up to 10%.

     FINANCING ACQUISITION JOINT VENTURE: In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. For a six-month period beginning 54 months after formation, we have the right to acquire our joint venture partner's interest based upon the market value of the properties. If we do not exercise our option, our joint venture partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our joint venture partner fails to exercise its option, the partnership will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. As of December 31, 2004, the Acquisition Joint Venture owned a total of nine self-storage facilities with an aggregate cost of $32,079,000. In January 2005, the Acquisition Joint Venture acquired a significant interest in an additional three facilities from us for an aggregate of $27.4 million in cash. See Note 2 to our consolidated financial statements at December 31, 2004 for further discussion of the accounting for the Acquisition Joint Venture. We do not expect the Acquisition Joint Venture to acquire any additional facilities.

     DISPOSITION OF PROPERTIES: During 2004, we sold a commercial property for proceeds of approximately $3.8 million. During 2003, we sold five self-storage facilities, which were located in non-strategic markets and locations, and an industrial facilitiy for an aggregate of approximately $21.0 million. We used the proceeds from these sales as a source of funding for developments and third-party acquisitions. We continually review our portfolio for facilities that are not strategically located and determine the proper method of disposition of these facilities.

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

     o Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are operated by the Company under the "Public Storage" name.

     o Additional acquired interests in real estate (other than the acquisition properties from third parties) will include common equity interests in entities in which we already have an interest.

     o To a lesser extent, we have interests in existing commercial  properties
       (described  in  Item  2,   "Properties"),   containing   commercial  and
       industrial rental space, primarily through our investment in PSB.

     o We have a pipeline of 47 development projects, including 35 expansions of real estate facilities, for a total cost of $210.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The following table outlines our ownership interest in self-storage facilities at December 31, 2004:


                                                                   Net Rentable Square
                                                  Number of        Footage of Storage
                                                  Storage                Space (a)
                                                  Facilities         (in thousands)
                                                  ------------       ----------------
Consolidated self-storage facilities:
   Wholly-owned by the Company.............              908                56,683
   Owned by Consolidated Entities..........              518                30,198
                                                  ------------       ----------------
                                                       1,426                86,881

 Facilities owned by Unconsolidated Entities              38                 2,336
                                                  ------------       ----------------
 Total  self-storage  facilities in which the
   Company has an ownership interest.......            1,464                89,217
                                                  ============       ================


     (a) Square footage for the consolidated facilities includes 1,040,000 net rentable square feet of industrial space for use in containerized storage activities.

     In addition to our interest in self-storage facilities noted above, the Company owns four stand-alone commercial facilities with an aggregate of 302,000 net rentable square feet, owns three industrial facilities with an aggregate of 242,000 net rentable square feet used by the continuing containerized storage operations, and has 1,040,000 net rentable square feet of commercial space at certain of the self-storage facilities. The Company and the entities it controls also have a 44% common interest in PSB, which at December 31, 2004 owned and operated approximately 18.0 million net rentable square feet of commercial space.

FACILITIES OWNED BY CONTROLLED ENTITIES
---------------------------------------

     In addition to our direct ownership of 908 storage facilities at December 31, 2004, we had controlling ownership interests in 37 entities owning in aggregate of 518 storage facilities. Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities on our financial statements.

FACILITIES OWNED BY UNCONSOLIDATED ENTITIES
-------------------------------------------

     At December 31, 2004, we had ownership  interests in PSB and eight limited
partnerships  (collectively  the  "Unconsolidated   Entities").  Our  ownership
interest in these entities is less than 50%.

     Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and we account for such investments using the equity method. PSB, which files financial statements with the Securities and Exchange
Commission, has debt and other obligations that are not included in our consolidated financial statements. The eight limited partnerships do not have any significant amounts of debt or other obligations. See Note 6 to our consolidated financial statements for the year ended December 31, 2004 for further disclosure regarding the assets and liabilities of the Unconsolidated Entities.

     The following chart sets forth, as of December 31, 2004, the entities in which we have a controlling interest and the entities in which we have a minority interest:


          Subsidiaries (Controlled Entities)                Entities in which we have
                    of the Company                          a Minority Interest (Unconsolidated Entities)
------------------------------------------------        --------------------------------------------------

Carson Storage Partners, Ltd.                           Public Storage Alameda, Ltd.  (2)
Carson Storage Ventures                                 Public Storage Glendale Freeway, Ltd. (11)
Connecticut Storage Fund                                Metropublic Storage Fund (10)
Del Amo Storage Partners, Ltd.                          PS Business Parks, Inc.  (3)
Downey Storage Partners, Ltd.                           Public Storage Crescent Fund, Ltd. (4)
Huntington Beach Storage Partners, Ltd.                 Public Storage Partners, Ltd. (5)
Monterey Park Properties, Ltd.                          Public Storage Partners II, Ltd. (6)
PS Co-Investment Partners                               Public Storage Properties, Ltd. (7)
PS Orangeco Partnerships, Inc.                          PSAF Acquisition Partners, Ltd.
PS Partners, Ltd.
PS Partners VIII, Ltd.
PS Texas Holdings, II, Ltd.
Public Storage Properties IV, Ltd. (8)
Public Storage Properties V, Ltd. (9)
PSA Institutional Partners, L.P.
PSAC Development Partners, L.P. (1)
Public Storage Euro Fund III, Ltd. (2)
Public Storage Euro Fund IV, Ltd. (2)
Public Storage Euro Fund V, Ltd. (2)
Public Storage Euro Fund VI, Ltd. (2)
Public Storage Euro Fund VII, Ltd. (2)
Public Storage Euro Fund VIII, Ltd. (2)
Public Storage Euro Fund IX, Ltd. (2)
Public Storage Euro Fund X, Ltd. (2)
Public Storage Euro Fund XI, Ltd. (2)
Public Storage Euro Fund XII, Ltd. (2)
Public Storage Euro Fund XIII, Ltd. (2)
Public Storage German Fund II, Ltd. (2)
Public Storage Institutional Fund
Public Storage Institutional Fund II (10)
Public Storage Institutional Fund III
Public Storage Institutional Fund IV (10)
Secure Mini-Storage
STOR-Re Mutual Insurance Company, Inc.
Storage Trust Properties, L.P.
Van Nuys Storage Partners, Ltd.
Whittier Storage Partners, Ltd.


(1) PSAC Storage Investors, LLC owns a direct 49% ownership interest in this entity. The partners of PSAC Storage Investors, LLC are Mr. Hughes, having an approximately 65% ownership interest, and a third party institutional investor having an approximately 35% ownership interest.
(2) B. Wayne Hughes owns approximately 20% of the general partner interest of these entities.
(3) B. Wayne Hughes owns approximately 0.5% of the common shares of PS Business Parks, Inc.
(4) B. Wayne Hughes owns approximately 17.9% of the general partnership interest of this entity.
(5) The Hughes Family owns approximately 24.3% of the limited partnership interests of this entity.
(6) The Hughes Family owns approximately 11.9% of the limited partnership interests of this entity.
(7) The Hughes Family owns 20% of the general partner interests and 30.5% of the limited partnership interests of this entity.
(8) The Hughes Family owns 20% of the general partner interests and 15.5% of the limited partnership interests of this entity.
(9) The Hughes Family owns 20% of the general partner interests and 11.4% of the limited partnership interests of this entity.
(10)B. Wayne Hughes is a general partner of this entity, and has no economic interest.
(11)B. Wayne Hughes is a general partner in this entity and owns a 0.02% equity interest.

PROHIBITED INVESTMENTS AND ACTIVITIES
-------------------------------------

     Our Bylaws prohibit us from purchasing properties in which the Company's officers or directors have an interest, or from selling properties to such persons, unless the transactions are approved by a majority of the independent directors and are fair to the Company based on an independent appraisal. This Bylaw provision may be changed with shareholder approval. See "Limitations on Debt" below for other restrictions in the Bylaws.

BORROWINGS
----------

     We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum). At December 31, 2004 and March 15, 2005, we had no borrowings on our line of credit.

     The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than
0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than 1.5 times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2004.

     As of December 31, 2004, we had notes payable of approximately $129.5 million and debt to a joint venture partner of approximately $16.1 million. See Notes 8 and 9 to the consolidated financial statements for a summary of our borrowings at December 31, 2004.

     Subject to a limitation on unsecured borrowings in our Bylaws (described below), we have broad powers to borrow in support of our objectives. We have incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase our funds available for investment in real estate, capital expenditures and distributions.

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

     Our Bylaws prohibit us from issuing debt securities in a public offering unless our "cash flow" (which for this purpose means net income, exclusive of extraordinary items, plus depreciation) for the most recent 12 months for which financial statements are available, adjusted to give effect to the anticipated use of the proceeds from the proposed sale of debt securities, would be sufficient to pay the interest on such securities. This Bylaw provision may be changed only upon a shareholder vote.

     Without the consent of holders of the various series of Senior Preferred Stock, we may not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2004, the Debt Ratio was approximately 2.2%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with accounting principles generally accepted in the United States, be reflected on our consolidated balance sheet at the time of determination. "Assets" means the Company's total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

     Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization (as defined) and the prohibition of the payment of dividends upon the occurrence of an event of default (as defined).

EMPLOYEES
---------

     We have approximately 4,149 employees at December 31, 2004 who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

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

INSURANCE
---------

     We believe that our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through our captive insurance programs (described below), and insure portions of these risks through nationally recognized insurance carriers. Our captive insurance programs also insure affiliates of the Company.

     For losses incurred prior to April 1, 2004, the Company's captive insurance activities were conducted through STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company, the Consolidated Entities, and the Unconsolidated Entities. For losses incurred after March 31, 2004, these activities were conducted by an entity wholly owned by the Company, PS Insurance Company Hawaii, Ltd. ("PSIC - H").

     The Company, STOR-Re, PSIC-H and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

ITEM 1A. RISK FACTORS
         ------------

     In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

     At March 14, 2005, the Hughes family owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE FAIL TO QUALIFY AS A REIT.

     You will be subject to the risk that we may not qualify as a REIT. REITs are subject to a range of complex organizational and operational requirements. As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders. Other restrictions apply to our income and assets. Our REIT status is also dependent upon the ongoing qualification of PSB as a REIT, as a result of our substantial ownership interest in that company.

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

WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SECURITY SYSTEM RISKS.

     We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

     Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At December 31, 2004, our debt of $145.6 million was 2.8% of our total assets.

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

     o changes in tax, real estate and zoning laws; and

     o tenant claims.

     In addition, we self-insure certain of our property loss, liability, and workers compensation risks that other real estate companies may use third-party insurers for. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 17 to our consolidated financial statements at December 31, 2004 under "Insurance and Loss Exposure."

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 93% of our revenue for the year ended December 31, 2004. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

     Delays in development and fill-up of our properties would reduce our profitability. Since January 1, 2000, we have opened 65 newly developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $584.6 million. In addition, at December 31, 2004 we had 47 projects in development that are expected to be completed in approximately the next two years. These 47 projects have total estimated costs of $210.7 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

     Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact our profitability.

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

     Any failure by us to manage acquisitions and other significant transactions successfully could negatively impact our financial results. As an increasing part of our business, we acquire other self-storage facilities. We also evaluate from time to time other significant transactions. If these facilities are not properly integrated into our system, our financial results may suffer.

     We incur liability from employment related claims. From time to time we must resolve employment related claims by corporate level and field personnel.

     WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

     B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 40 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at December 31, 2004. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

     Company personnel have been engaged in the supervision and the operation of these properties and have provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners have reimbursed us at cost for these services in the amount of $542,499 with respect to the Canadian operations and $151,063 for other services during 2003 (in United States dollars). There have been conflicts of interest in allocating time of our personnel between Company properties, the Canadian properties, and certain other Hughes Family interests. The sharing of Company personnel with the Canadian entities was substantially eliminated by December 31, 2003.

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

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

     Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred an operating loss of $10,058,000 in 2002, and generated operating profits of $2,543,000 in 2003 and $684,000 for the year ended December 31, 2004. Since 2002, PSPUD closed or consolidated 43 of 55 facilities that were deemed not strategic to our business plan.

INCREASES IN INTEREST RATES MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     One of the factors that influences the market price of our common stock and our other securities is the annual rate of distributions that we pay on the securities, as compared with interest rates. An increase in interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of our common stock and other securities.

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

     Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our business and operating results.

2003 TAX LEGISLATION COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

     Tax legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to individuals to 15% through 2008. Dividends paid by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the preferential rates applicable to other dividends. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

     We are headquartered in, and approximately one-quarter of our properties are located in, California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

ITEM 2.  PROPERTIES
         ----------

     At December 31, 2004, we had direct and indirect ownership interests in 1,464 storage facilities located in 37 states:

                                               At December 31, 2004
                                   ------------------------------------------
                                   Number of Storage      Net Rentable Square
                                     Facilities (a)       Feet (in thousands)
                                   ------------------     -------------------
California:
     Southern...............               168                    10,932
     Northern...............               143                     8,346
Texas.......................               169                    11,438
Florida.....................               149                     9,052
Illinois....................                96                     5,888
Georgia.....................                64                     3,776
Colorado....................                50                     3,189
Washington..................                43                     2,747
New Jersey..................                44                     2,583
Maryland....................                43                     2,458
Virginia....................                39                     2,388
New York....................                39                     2,335
Missouri....................                38                     2,172
Ohio........................                30                     1,863
Minnesota...................                26                     1,635
Nevada......................                22                     1,409
Pennsylvania................                20                     1,360
Kansas......................                22                     1,316
Tennessee...................                23                     1,311
North Carolina..............                24                     1,266
Oregon......................                25                     1,171
South Carolina..............                24                     1,082
Wisconsin...................                15                     1,071
Indiana.....................                18                     1,050
Other states (14 states)....               130                     7,379
                                   ------------------     -------------------
     Totals.................             1,464                    89,217
                                   ==================     ===================

(a) Includes 1,426 self-storage facilities owned by the Company and entities controlled by the Company. The remaining 38 facilities are self-storage facilities owned by entities in which the Company has an interest; however, the Company does not have a controlling interest in such entities. See
     Schedule III: Real Estate and Accumulated Depreciation in the Company's 2004 financials, for a complete list of properties consolidated by the Company.

     Our facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of scheduled rents. For the year ended December 31, 2004, the weighted average occupancy level and the average total rental income per rentable square foot for our self-storage facilities were approximately 90.0% and $10.35, respectively. Included in the 1,426 storage facilities are 82 newly developed facilities opened since January 1, 2000.

     At December 31, 2004, 34 of our facilities were encumbered by an aggregate of $95.9 million in mortgage debt.

     We have no specific policy as to the maximum size of any one particular self-storage facility. However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

     DESCRIPTION OF SELF-STORAGE FACILITIES: Self-storage facilities, which comprise the majority of our investments (approximately 97% based on rental revenue), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facility space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property, the size of the storage space and length of stay. All of our self-storage facilities are operated under the "Public Storage" name.

     Users of space in self-storage facilities include individuals and large and small businesses. Individuals usually obtain this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Our self-storage facilities generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months. We believe that these fluctuations result in part from increased moving activity during the summer.

     Our self-storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 37 states in the United States. Generally our self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     Competition from other self-storage facilities in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates, and operating expenses of some of our properties.

     Since our investments are primarily self-storage facilities, our ability to preserve our investments and achieve our objectives is dependent in large part upon success in this field. Historically, upon stabilization after an initial fill-up period, our self-storage facility interests have generally shown a high degree of consistency in generating cash flows, despite changing economic conditions. We believe that our self-storage facilities, upon stabilization, have attractive characteristics consisting of high profit margins, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.

     COMMERCIAL PROPERTIES: In addition to our interest in 1,464 self-storage facilities, we have an interest in PSB, which, as of December 31, 2004, owns and operates approximately 18.0 million net rentable square feet in eight states. At December 31, 2004, our investment in PSB represents less than 6% of our total assets based upon cost of $284.6 million. The market value of our investment in PSB at December 31, 2004 of approximately $573.8 million represents 11.0% of the book value of our total assets at December 31, 2004 of approximately $5.2 billion. We also directly own four commercial properties with 302,000 net rentable square feet, have 1,040,000 net rentable square feet of commercial space that is located at certain of the self-storage facilities, and own three industrial facilities with an aggregate of 242,000 net rentable square feet that are being used by the continuing containerized storage operations.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Serrao v. Public  Storage,  Inc.  (filed April 2003)  (Superior  Court - Orange
-------------------------------------------------------------------------------
County)
-------

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

Salaam et al v. Public Storage,  Inc. (filed February 2000)
------------------------------------------------------------
(Superior Court - Sacramento  County);  Holzman et al v. Public Storage,
------------------------------------------------------------------------
Inc. (filed October 2004) (Superior Court - Sacramento County)
--------------------------------------------------------------

     This action, which was described in the Company's prior reports, was disposed of in February 2005.

Gustavson et al v. Public  Storage,  Inc.  (filed June 2003) (Superior Court
----------------------------------------------------------------------------
- Los Angeles  County);  Potter,  et al v. Hughes,  et al
---------------------------------------------------------
(filed December 2004)  (United States District Court -
------------------------------------------------------
Central District of California)
-------------------------------

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

     In June 2003, the Hughes family filed a complaint for declaratory relief (Gustavson, et al.v. Public Storage, Inc.) relating to the Company's acquisition of PSIC naming the Company as defendant. The Hughes family is seeking that the court make (i) a binding declaration that the Company either is not entitled to recover profits or other moneys earned by PSIC from November 1995 through December 2001; or alternatively the amounts that the Hughes family should be ordered to surrender to the Company if the court determines that the Company is entitled to recover any such profits or moneys; and (ii) a binding declaration either that the Company cannot establish that the acquisition agreement was not just and reasonable as to the Company at the time it was authorized, approved or ratified; or alternatively the amounts that the Hughes family should surrender to the Company, if the court determines that the agreement was not just and reasonable to the Company at that time. The Hughes family is not seeking any payments from the Company. In the event of a determination that the Hughes family is obligated to pay certain amounts to the Company, the complaint states that they have agreed to be bound by that determination to pay such amounts to the Company.

     In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Justice Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. Justice Lucas has set this matter for trial at the end of March 2005. We believe that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     At the end of December 2004, the same shareholder referred to above and a second shareholder filed a shareholder's derivative complaint (Potter, et al.
v. Hughes, et al.) naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in this Potter complaint relate to PSIC, the Hughes family's Canadian self-storage operations and the Company's 1995 reorganization. The Company is currently in the process of evaluating the Potter complaint and believes the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     We did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         ----------------------------------------------------------
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         ----------------------------------------------------------

a. Market Price of the Registrant's Common Equity:

     The Common Stock (NYSE:PSA) has been listed on the New York Stock Exchange since October 19, 1984 and on the Pacific Exchange since December 26, 1996. The Depositary Shares each representing 1/1,000 of a share of Equity Stock, Series A (NYSE:PSAA) (see section c. below) have been listed on the New York Stock Exchange since February 14, 2000.

     The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                             ----------------------------------
         Year                 Quarter               High                  Low
   ----------------       -------------      ---------------    ---------------
         2003                   1st              $  33.600            $  28.250
                                2nd                 36.200               28.250
                                3rd                 39.250               33.710
                                4th                 45.810               39.150

         2004                   1st                 50.000               43.470
                                2nd                 49.800               39.500
                                3rd                 52.670               45.240
                                4th                 57.640               49.600


     The following table sets forth the high and low sales prices of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange composite tapes for the applicable periods.
-------------------------------------------------------------------------------

                                                              Range
                                             ----------------------------------
         Year                 Quarter               High                  Low
   ----------------       -------------      ---------------    ---------------
         2003                    1st             $  28.100            $  26.480
                                 2nd                28.900               26.870
                                 3rd                29.120               27.300
                                 4th                29.950               28.000

         2004                    1st                31.500               29.220
                                 2nd                30.500               26.010
                                 3rd                28.480               26.130
                                 4th                29.500               27.860


     As of March 14, 2005, there were approximately 18,700 holders of record of the Common Stock and approximately 11,900 holders of the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A.
-------------------------------------------------------------------------------
b.       Dividends

               We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions on Common Stock for 2004 amounted to $230.8 million or $1.80 per share.

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


               For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2004, the dividends paid to the common shareholders ($1.80 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were classified as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                 ------------     ------------       ------------      -------------
Ordinary Income..........        99.8683%          99.8694%          99.8712%           98.0855%
Long-term Capital Gain...        0.1317%           0.1306%           0.1288%            1.9145%
                                 ------------     ------------       ------------      -------------
Total....................        100.0000%         100.0000%         100.0000%          100.0000%
                                 ============     ============       ============      =============

               A  percentage  of the  long-term  capital  gain is  unrecaptured
         Section 1250 gain for each of 2004 as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                 ------------     ------------       ------------      -------------
Unrecaptured ss.1250 Gain..        34.8559%          34.8559%          34.8559%           43.7003%
                                 ============     ============       ============      =============

               For the corporate shareholders a portion of the long-term capital gain is required to be recaptured as ordinary income. For each quarter of 2004 the percentage is as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                 ------------     ------------       ------------      -------------
IRC ss.291 Recapture.......        6.9709%           6.9709%           6.9709%            8.7400%
                                 ============     ============       ============      =============


               For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2003, the dividends paid to the common shareholders ($1.80 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were classified as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                 ------------     ------------       ------------      -------------
Ordinary Income..........        99.72%            99.26%            99.98%             100.00%
Pre-May 6th Long-term
Capital Gain.............          0.28%             0.74%             0.02%              0.00%
                                 ------------     ------------       ------------      -------------
Total....................        100.00%           100.00%           100.00%            100.00%
                                 ============     ============       ============      =============


               A  percentage  of the  long-term  capital  gain is  unrecaptured
         Section 1250 gain for the first, second and third quarters of 2003 as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                 ------------     ------------       ------------      -------------
Unrecaptured ss.1250 Gain..        57.33%            96.36%            100.00%            0.00%
                                 ============     ============       ============      =============


               For the corporate shareholders a portion of the long-term capital gain is required to be recaptured as ordinary income. For the first, second and third quarters for 2003 the percentages are as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                 ------------     ------------       ------------      -------------
IRC ss.291 Recapture.......        11.47%            19.27%            20.00%             0.00%
                                 ============     ============       ============      =============


               The Jobs and Growth Tax Relief Reconciliation Act of 2003 introduced a new rule that reduces the tax rate for "qualified dividend income." Generally, qualified dividend income is dividend income received from a corporation that has been taxed on the dividends distributed to its shareholders. Public Storage, Inc, as a real estate investment trust ("REIT"), is generally not taxed on dividends it distributes annually to its shareholders, and therefore the dividends shareholders receive are not qualified dividend income subject to the lower rates.

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

               At December 31, 2004, we had 8,776,102 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock A. The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or b) $2.45 per annum. Except in order to preserve the Company's Federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each depositary share will be convertible into 0.956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

               In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, now designated as Equity Stock, Series AA (Equity Stock AA") to a consolidated partnership in which we are the general partner. On June 30, 2004, the Equity Stock, Series AA was retired in connection with our aforementioned acquisition of the remaining interests we did not own in the consolidated partnership.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                          For the year ended December 31,
                                                      -------------------------------------------------------------------------
                                                       2004 (1)       2003 (1)        2002 (1)        2001 (1)       2000 (1)
                                                      ----------    -----------   ------------       ----------     -----------
                                                                   (Amounts in thousands, except per share data)
Revenues:
  Rental income and tenant reinsurance premiums.       $917,811        $856,040       $815,052        $755,020        $687,394
  Interest and other income.....................         10,165           8,628          8,661          14,225          18,836
                                                      ----------    -----------   ------------       ----------     -----------
                                                        927,976         864,668        823,713         769,245         706,230
                                                      ----------    -----------   ------------       ----------     -----------
Expenses:
  Cost of operations............................        330,531         311,414        281,497         252,068         237,955
  Depreciation and amortization.................        183,148         184,145        175,834         164,025         146,996
  General and administrative....................         18,813          17,127         15,619          21,038          21,306
  Interest expense..............................            760           1,121          3,809           3,227           3,293
                                                      ----------    -----------   ------------       ----------     -----------
                                                        533,252         513,807        476,759         440,358         409,550
                                                      ----------    -----------   ------------       ----------     -----------
Income from continuing operations before equity
  in earnings of real estate entities, gain
  (loss) on disposition of real estate
  investments and casualty loss and minority
  interest in income............................        394,724         350,861        346,954         328,887         296,680
Equity in earnings of real estate entities......         22,564          24,966         29,888          38,542          39,319
Gain/(loss) on disposition of real estate
  investments and casualty loss.................             67           1,007         (2,541)          4,091             576
Minority interest in income (3).................        (49,913)        (43,703)       (44,087)        (46,015)        (38,356)
                                                      ----------    -----------   ------------       ----------     -----------
Income from continuing operations...............        367,442         333,131        330,214         325,505         298,219
Discontinued operations (2).....................         (1,229)          3,522        (11,476)         (1,297)        (1,131)
                                                      ----------    -----------   ------------       ----------     -----------
Net income......................................       $366,213        $336,653       $318,738        $324,208        $297,088
                                                      ==========    ===========   ============       ==========     ===========
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
-----------------
Distributions...................................          $1.80           $1.80          $1.80           $1.69           $1.48

Net income - Basic..............................          $1.39           $1.29          $1.15           $1.41           $1.41
Net income - Diluted............................          $1.38           $1.28          $1.14           $1.39           $1.41

Weighted average common shares - Basic..........        127,836         125,181        123,005         122,310         131,566
Weighted average common shares - Diluted........        128,681         126,517        124,571         123,577         131,657
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
-------------------
Total assets....................................     $5,204,790      $4,968,069     $4,843,662      $4,625,879      $4,513,941
Total debt......................................       $145,614         $76,030       $115,867        $168,552        $156,003
Minority interest (other partnership interests).       $118,903        $141,137       $154,499        $169,601        $167,918
Minority interest (preferred partnership
interests)......................................       $310,000        $285,000       $285,000        $285,000        $365,000
Shareholders' equity............................     $4,429,967      $4,219,799     $4,158,969      $3,909,583      $3,724,117
-----------------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
-----------
Net cash provided by operating activities.......       $647,443        $608,624       $591,283        $538,534        $525,775
Net cash used in investing activities...........      $(188,417)      $(242,370)     $(325,786)      $(306,058)      $(465,464)
Net cash provided used in financing activities..      $(297,604)      $(264,545)     $(211,720)      $(272,596)       $(25,969)


(1) During 2004, 2003, 2002, 2001, and 2000, we completed several significant asset acquisitions, business combinations and equity transactions. See Notes 3, 6, 9, and 10 to our consolidated financial statements.

(2) During the years ended December 31, 2002, 2003 and 2004, we adopted and modified a business plan that included the closure or consolidation of certain non-strategic containerized storage facilities. We sold two commercial properties - one in 2002, the other in 2004. During 2003 we sold five self-storage facilities. The historical operations of these facilities are classified as discontinued operations, with the rental income, cost of operations, depreciation expense and gain or loss on disposition of these facilities for current and prior periods included in the line-item "Discontinued Operations" on the consolidated income statement.

(3) During 2004, holders of $200,000,000 of our Series N preferred partnership units agreed to a restructuring which included reducing their distribution rate from 9.5% to 6.4% in exchange for a special distribution of $8,000,000. This special distribution, combined with $2,063,000 in costs incurred at the time the units were originally issued that were charged against income in accordance with the Securities and Exchange
    Commission's clarification of EITF Topic D-42, are included in minority interest in income.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

     FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results and performance to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 2A, "Risk Factors" and include changes in general economic conditions in the markets in which we operate, the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in our ability to evaluate, finance and integrate acquired and developed properties into our operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expense and reduce our cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce our profitability; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process, which could adversely affect our profitability; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

     OVERVIEW

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

     We are the largest owner and operator of self-storage facilities in the United States with direct and indirect ownership interests as of December 31, 2004 in 1,464 self-storage facilities containing approximately 89.2 million net rentable square feet. All of our facilities are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Located in the major metropolitan markets of 37 states, our self-storage facilities are geographically diverse, giving us national recognition and prominence. This concentration establishes us as one of the dominant providers of self-storage space in most markets in which we operate and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of our competitors. In addition, we believe that the geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

     We will continue to focus our growth strategies on: (i) improving the operating performance of our existing self-storage properties, (ii) acquiring properties operated and partially owned by the Company, (iii) acquiring properties owned or operated by others, (iv) developing properties in selected markets, (v) expanding and repackaging existing real estate facilities, and
(vi) participating in the growth of PS Business Parks, Inc. ("PSB"). Major elements of these strategies are as follows:

     o We will focus on enhancing the operating performance of our self-storage properties, primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. See "Self-Storage Operations - Consistent Group of Facilities" for further discussion. We expect future increases in rental income to come primarily from increases in realized rent, although there can be no assurance.

     o We will attempt to continue to acquire self-storage facilities from affiliates or interests in affiliated entities that own self-storage facilities which we manage, as they become available from time to time. The pool of such available acquisitions has continued to decrease as we have acquired such remaining interests over the last several years. Such potential remaining acquisition opportunities include the remaining equity interests that we do not own in the entities described as "Other Investments" in Note 6 to the consolidated financial statements for the year ended December 31, 2004, as well as the "Other Partnership Interests" and "Consolidated Development Joint Venture" in
        Note 10 to the consolidated financial statements for the year ended December 31, 2004.

     o We will acquire facilities from third parties. Prior to 2004, this activity had not contributed significantly to our growth over the past three years. However, during 2004, we acquired interests in 47 self-storage facilities from third parties at an aggregate cost of approximately $268.6 million. In addition, in January 2005, we acquired six additional self-storage facilities from third parties (total net rentable square feet of 304,000) at an aggregate cost of approximately $23.6 million in cash, and we currently have under contract to purchase six self-storage facilities (total net rentable square feet of 448,000) at an aggregate cost of approximately $48.1 million. We believe that our national telephone reservation system and our marketing and promotional activities present an opportunity to increase revenues at these facilities through higher occupancies, as well as cost efficiencies through greater critical mass.

     o We will continue to develop new self-storage locations. During the five years ending December 31, 2004, the Company and the Consolidated Development Joint Venture developed and opened a total of 82 storage facilities with total costs of approximately $584.6 million. In 2004, we opened seven facilities with an aggregate cost of $61,558,000. At December 31, 2004, we have a development pipeline which includes 10 self-storage facilities that are expected to cost an aggregate of $98.4 million, which we expect will open over the next 24 months.

     o We will look to expand and further invest into our existing self-storage locations, either by improving their visual and structural appeal, expanding these facilities at a per square foot cost that is typically less than the cost incurred in developing a new location, or converting existing vacant space previously used by our containerized storage operations into traditional self-storage space. During 2002, 2003, and 2004, we have invested a total of $71.5 million in such expansion, conversion, and repackaging activities. At December 31, 2004, we have a pipeline of 37 such projects to expand or repackage our existing facilities, and to convert substantially all of the vacant space previously used by our containerized storage operations, for an aggregate of $112.3 million, which will add approximately 2,246,000 net rentable square feet. Completion of these projects is subject to contingencies, including obtaining governmental agency approvals. We continue to evaluate our existing real estate portfolio to identify additional expansion and repackaging opportunities.

     o Through our investment in PSB, we will continue to participate in the potential growth of this company's investment in approximately 18.0 million net rentable square feet of commercial space at December 31, 2004.

     CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

     Management believes the following are critical accounting policies whose application has a material impact on the Company's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

     QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying Real Estate Investment Trust ("REIT") under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay income tax on the share of our taxable income that is distributed to shareholders.

     We therefore don't estimate or accrue any federal income tax expense. This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or have failed to qualify as a REIT and applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. There can be no assurance that we would be entitled to any statutory relief.

     IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, assets associated with the containerized storage business, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. We identified impairment charges in the year ended December 31, 2004 related to our plan to close and consolidate certain containerized storage facilities - see Note 4 to the consolidated financial statements. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

     ESTIMATED LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM LIABILITIES: As described in Notes 2 and 17 to the consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon our estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts provided.

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 17 to the consolidated financial statements.

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

Results of Operations
------------------------------------------------------------------------------

NET INCOME:

     Net income for the year ended December 31, 2004 was $366,213,000 compared to $336,653,000 for the same period in 2003, representing an increase of $29,560,000 or 8.8%. This increase is primarily due to improved operations from our Consistent Group of self-storage facilities, acquired and newly developed self-storage facilities, combined with a decrease in income allocable to minority interests based upon ongoing distributions as a result of our restructuring of $200 million of our Series N preferred partnership units. These factors are partially offset by an increase in the allocation of income to minority interest of $10,063,000 attributable to the restructuring of our preferred partnership interests, increased general and administrative expense attributable primarily to increased stock-based compensation expense and reduced gains from the sale of discontinued real estate facilities.


     Net income for 2003 was  $336,653,000  compared to $318,738,000  for 2002, representing an increase of $17,915,000 or 5.6%. This increase in net income is primarily a result of an increase in the operations of our newly developed and expansion self-storage facilities, improved contributions with respect to discontinued containerized storage operations, improved operations of our continuing containerized storage business, a net gain from the sale of real estate assets versus a net loss recorded in 2002 and lower interest expense resulting primarily from lower average debt balances. The effect of these increases were partially offset by a reduction in our Consistent Group operating results (as discussed below), increased depreciation expense resulting primarily from new property additions, and a decrease in equity in earnings of real estate entities. The decrease in equity in earnings of real estate entities is primarily due to a reduction in our pro-rata share of the earnings of PSB caused by the impact of gains from the sale of real estate and asset impairment charges during 2003 and 2002.

     ALLOCATIONS OF INCOME AMONG SHAREHOLDERS: In computing the net income allocable to common shareholders for each period, we have deducted from net income i) distributions paid to the holders of the Equity Stock, Series A totaling $21,501,000 in each of 2004, 2003, and 2002, ii) distributions paid to our preferred shareholders totaling $157,925,000 in 2004, $146,196,000 in 2003, and $148,926,000 in 2002, and iii) amounts allocated to preferred shareholders in connection with preferred stock redemption activities as described below, totaling $8,724,000 in 2004, $7,120,000 in 2003 and $6,888,000 in 2002.

     The Securities and Exchange Commission's clarification of Emerging Issues Task Force Topic D-42 ("EITF Topic D-42") in July 2003 requires that the original issuance costs of redeemed preferred stock be treated as an additional allocation of income to the holders of the preferred stock in determining the allocation of income to the common shareholders and earnings per share.

     In the first quarter of 2005, we expect to call for redemption our 9.750% Series F Preferred Stock, which will be redeemable in April 2005. Accordingly, we expect an allocation of additional income to our preferred shareholders with respect to EITF Topic D-42 totaling $1,905,000 in 2005. Future allocations of income pursuant to EITF Topic D-42 will depend upon how much preferred stock we redeem and the related original issuance costs.

     NET INCOME PER SHARE: Net income was $1.38 per common share, on a diluted basis, for 2004 compared to $1.28 per common share for 2003. This increase was attributable to the factors denoted above with respect to net income offset partially by an increase in income allocated to preferred shareholders, as described above, and an increase in diluted shares outstanding from 126,517,000 in 2003 to 128,681,000 in 2004. The increase in shares outstanding was due primarily to the issuance of shares in connection with the exercise of employee stock options.

     Net income was $1.28 per common share, on a diluted basis, for 2003 compared to $1.14 per common share for 2002. This increase was attributable to the factors denoted above with respect to net income and a reduction in income allocated to preferred shareholders described above, partially offset by an increase in diluted shares outstanding from 124,571,000 in 2002 to 126,517,000 in 2003. The increase in shares outstanding was due to the issuance of shares in connection with the exercise of employee stock options and the issuance of common shares in connection with the acquisition of partnership interests.

Real Estate Operations
-------------------------------------------------------------------------------

     Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing approximately 93% of our revenues generated during 2004. Rental income with respect to our self-storage operations has grown from $761,446,000 in 2002 to $798,584,000 in 2003, representing an increase of 4.9%. In 2004, rental income grew to $863,463,000, representing an increase of 8.1% over 2003. The year-over-year improvements in rental income are due to improvements in the performance of those facilities that we owned throughout each of the three years and the addition of new facilities to our portfolio, either through our acquisition or development activities.

     At the end of 2001, we had a total of 1,262 self-storage facilities included in our consolidated financial statements. Since that time we have increased the net number of self-storage facilities by 164 facilities (2002 - 103 facilities, 2003 - 9 facilities and 2004 - 52 facilities). We sold five facilities in 2003, and their revenues, cost of operations, depreciation expense and the net gain on these sales for all periods presented are reported as "Discontinued Operations" on the consolidated income statement. To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes, the self-storage operating results.


SELF - STORAGE OPERATIONS SUMMARY:                         Year Ended December 31,                Year Ended December 31,
----------------------------------                    -------------------------------------  ------------------------------------
                                                                               Percentage                             Percentage
                                                       2004          2003        Change       2003          2002        Change
                                                      ----------  ------------  -----------  -----------  -----------  -----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
-----------------
   Consistent Group (b)........................        $725,351     $691,737       4.9%       $691,737     $676,191       2.3%
   Acquired Facilities (c).....................          54,652       45,929      19.0%         45,929       38,979      17.8%
   Expansion Facilities (d)....................          28,348       24,622      15.1%         24,622       24,272       1.4%
   Developed Facilities (e)....................          55,112       36,296      51.8%         36,296       22,004      65.0%
                                                      ----------  ------------  -----------  -----------  -----------  -----------
     Total rental income.......................         863,463      798,584       8.1%        798,584      761,446       4.9%
                                                      ----------  ------------  -----------  -----------  -----------  -----------
Cost of operations:
   Consistent Group............................         249,547      237,870       4.9%        237,870      215,357      10.5%
   Acquired Facilities.........................          18,245       15,709      16.1%         15,709       12,869      22.1%
   Expansion Facilities........................          10,295        9,605       7.2%          9,605        9,105       5.5%
   Developed Facilities........................          22,834       17,721      28.9%         17,721       12,884      37.5%
                                                      ----------  ------------  -----------  -----------  -----------  -----------
   Total cost of operations....................         300,921      280,905       7.1%        280,905      250,215      12.3%
                                                      ----------  ------------  -----------  -----------  -----------  -----------
Net operating income before depreciation:
   Consistent Group............................         475,804      453,867       4.8%        453,867      460,834      (1.5)%
   Acquired Facilities.........................          36,407       30,220      20.5%         30,220       26,110      15.7%
   Expansion Facilities........................          18,053       15,017      20.2%         15,017       15,167      (1.0)%
   Developed Facilities........................          32,278       18,575      73.8%         18,575        9,120     103.7%
                                                      ----------  ------------  -----------  -----------  -----------  -----------
   Total net operating income before depreciation       562,542      517,679       8.7%        517,679      511,231       1.3%
 Depreciation..................................        (176,488)    (176,929)     (0.2)%      (176,929)    (170,887)      3.5%
                                                      ----------  ------------  -----------  -----------  -----------  -----------
   Net operating income........................        $386,054     $340,750      13.3%       $340,750     $340,344       0.1%
                                                      ==========  ============  ===========  ===========  ===========  ===========

Number of self-storage facilities (at end of
period)........................................           1,426        1,374       3.8%          1,374        1,362       0.9%
Net rentable square feet (in thousands, at end of
period):.......................................          86,881       83,013       4.7%         83,013       82,019       1.2%


(a) Rental income includes late charges, administrative fees and lien fees and is net of promotional discounts given. Rental income does not include retail sales or truck rental income generated at the facilities.

(b) The Consistent Group includes 1,194 facilities containing 69,402,000 net rentable square feet that were owned throughout the three years ended December 31, 2004, and operated at a mature, stabilized occupancy level throughout the periods presented.

(c) The Acquired Facilities includes 109 facilities containing 7,084,000 net rentable square feet. These facilities were acquired in the three-year period ending December 31, 2004. Substantially all of these facilities were mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities include 41 facilities containing 3,426,000 net rentable square feet of self-storage space and 690,000 square feet of industrial space developed for containerized storage activities. These facilities were owned since January 1, 2002, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities (described below).

(e) The Developed Facilities includes 82 facilities containing 5,886,000 net rentable square feet of self-storage space and 393,000 square feet of industrial space initially developed for use in containerized storage activities.

         Self-Storage Operations - Consistent Group of Facilities

     At December 31, 2004, we owned 1,194 self-storage facilities that we have operated at a stabilized level of operations throughout the three-year period. The Consistent Group of facilities contains approximately 69.4 million net rentable square feet, representing approximately 80% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Consistent Group." The following table sets forth additional operating data with respect to the Consistent Group of facilities:

                                CONSISTENT GROUP

                                                           Year Ended December 31,                Year Ended December 31,
                                                      -----------------------------------  ----------------------------------------
                                                                              Percentage                              Percentage
                                                       2004         2003        Change        2003          2002        Change
                                                      ----------  ----------  -----------  ------------  -----------  -------------
                                                            (Dollar amounts in thousands, except rents per square foot)

Rental income, net of discounts................        $694,136     $663,860       4.6%       $663,860     $653,693        1.6%
Late charges and administrative fees collected.          31,215       27,877      12.0%         27,877       22,498       23.9%
                                                      ----------  ----------  -----------  ------------  -----------  -------------
   Total rental income.........................         725,351      691,737       4.9%        691,737      676,191        2.3%
                                                      ----------  ----------  -----------  ------------  -----------  -------------
Cost of operations:
     Property taxes............................          65,845       64,440       2.2%         64,440       61,527        4.7%
     Direct property payroll...................          54,366       52,374       3.8%         52,374       46,985       11.5%
     Advertising and promotion.................          20,873       20,066       4.0%         20,066       18,672        7.5%
     Repairs and maintenance...................          21,154       19,716       7.3%         19,716       15,826       24.6%
     Utilities.................................          17,770       16,541       7.4%         16,541       15,944        3.7%
     Telephone reservation center..............          10,016       10,230      (2.1)%        10,230        9,398        8.9%
     Property insurance........................           8,320        8,189       1.6%          8,189        5,780       41.7%
     Other cost of management..................          51,203       46,314      10.6%         46,314       41,225       12.3%
                                                      ----------  ----------  -----------  ------------  -----------  -------------
   Total cost of operations....................         249,547      237,870       4.9%        237,870      215,357       10.5%
                                                      ----------  ----------  -----------  ------------  -----------  -------------
Net operating income before depreciation.......         475,804      453,867       4.8%        453,867      460,834       (1.5)%
Depreciation...................................        (141,300)    (148,232)     (4.7)%      (148,232)    (144,980)       2.2%
                                                      ----------  ----------  -----------  ------------  -----------  -------------
 Net operating income..........................        $334,504     $305,635       9.4%       $305,635     $315,854       (3.2)%
                                                      ==========  ==========  ===========  ============  ===========  =============
Gross margin (before depreciation).............          65.6%        65.6%       (0.0)%        65.6%        68.2%        (3.8)%

Weighted average for the fiscal year:
   Square foot occupancy (a)...................           90.9%       89.2%        2.0%         89.2%        85.1%          4.7%
   Realized annual rent per occupied square foot (b)    $11.00       $10.72        2.6%        $10.72       $11.07        (3.2)%
   REVPAF (c)..................................         $10.00        $9.57        4.5%         $9.57        $9.42          1.6%

 Weighted average at December 31:
   Square foot occupancy.......................          89.9%        89.6%        0.4%         89.6%        84.3%         6.2%
   In place annual rent per occupied square foot (d)    $12.10       $11.73        3.2%        $11.73       $11.67         0.5%

Total net rentable square feet (in thousands)..          69,402       69,402          -        69,402       69,402           -


(a) Square foot occupancies represent weighted average occupancy levels over the entire fiscal year.

(b)   Realized  annual  rent per  occupied  square foot is computed by dividing adjusted base rental income by the weighted average occupied square footage for the year. Realized rents per square foot take into consideration promotional discounts, bad debt costs, credit card fees and other costs that reduce rental income from the contractual amounts due.

(c) Annualized revenue per available square foot ("REVPAF") represents adjusted base rental income divided by total available net rentable square feet.

(d) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

ANALYSIS OF OPERATING RESULTS IN 2002 THROUGH 2004

     During 2004, the net operating income generated by our Consistent Group increased 9.6% as compared to 2003. This increase was due to improved rental income combined with a reduction in depreciation expense, partially offset by increased cost of operations.

     Rental income, net of discounts, increased by 4.6% in 2004 as compared to 2003. This increase was primarily attributable to a 2.0% increase in weighted average square foot occupancy in 2004 as compared to 2003 combined with a 2.6% increase in realized annual rent per occupied square foot.

     Cost of operations increased by 4.9% in 2004 as compared to 2003. This increase was attributable primarily to an increase in direct property payroll due to higher incentives and other compensation to property operating and management personnel, as well as an increase in other cost of management due primarily to increased recruiting and training expenses and information technology costs.

     Depreciation expense declined 5.3%, due primarily to a reduction in depreciation expense with respect to capital expenditures due to increases in capital expenditures becoming fully depreciated relative to new capital expenditures coming on-line.

     During 2003, the net operating income of the Consistent Group of facilities declined 1.5% from the same period in 2003. This decline was due to higher cost of operations offset partially by higher rental income.

     Cost of operations increased 10.5%, primarily due to increases in payroll, advertising and promotion, property tax, repairs and maintenance costs, and property insurance. Direct property payroll increased 11.5% due primarily to increased incentives paid to and hours worked by property operating personnel. Advertising and promotion increased 7.5% due primarily to an increase in television advertising from $8,048,000 in 2002 to $8,662,000 in 2003. Repairs and maintenance increased 24.6% during 2003 as compared to 2002 due to costs to remedy mold issues in several facilities in Southern states, increased snow removal expenses, as well as a general increase in costs to address deferred maintenance at our facilities. Property insurance increased due to an increase in our self-insured portion of its risks.

     Rental income, net of discounts increased by 1.6% in 2004 as compared to 2003. This increase was primarily attributable to a 4.7% increase in the weighted average occupancy, partially offset by a decrease in realized rent per occupied square foot of 3.2%.

     As previously reported, in 2001, we changed our historical marketing strategy and began to aggressively increase rental rates and reduce the amount of promotional discounts offered to new tenants. During the first nine months of 2001, this strategy significantly enhanced the growth in our rental income from our historically experienced levels, and while our occupancy levels dropped during the first nine months of 2001, it was at a level that we believed manageable. During the fourth quarter of 2001, we experienced a rapid decline in our occupancy levels. This reduction coincided with a reduction in call volume into our national telephone reservation center that we believe was attributable to our pricing strategy as well as to general economic conditions. We also experienced unusually high levels of move-out activity.

     Beginning in early 2002, we reversed our aggressive pricing strategy by reducing rates charged to incoming tenants and increasing move-in discounts offered to these tenants and expanding our television advertising campaign. However, there was a pause in these activities during the peak move-in period in 2002 from May through July, due to an expectation that proved incorrect, that the demand during the peak season would be sufficient to stabilize our occupancy levels in the absence of significant promotional activities. We reduced our rates, continued our television advertising campaign, and continued to offer move-in promotional discounts throughout the remainder of 2002 and 2003.

     By the end of 2003, we had largely attained our goal of reestablishing our occupancy levels to historical levels. In addition, the improvement in occupancy levels enabled us to begin to increase rates that we charged to new tenants, which at the end of 2003 were 6.2% higher than at the same time in 2002.

     Throughout 2004 we continued our television advertising campaign in selected markets, and continued to offer various move-in promotional discounts where warranted to sustain our occupancy levels and rental rates. During the first half of 2004, we were able to generate year-over-year rental income growth of approximately 5.7%. This growth was largely due to a 4.0% improvement in occupancy levels combined with improved realized rental rates per occupied square foot. During the second half of 2004, year-over-year rental income grew approximately 4.1% as compared to the same period in 2003. However, unlike the first half of 2004 where rental growth was primarily driven by occupancy gains, in the second half of the year rental growth was primarily driven by a 3.9% increase in realized rents per occupied square foot.

     We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months. We believe that these fluctuations result in part from increased moving activity during the summer. We also believe that our occupancy levels with respect to the Consistent Group of facilities have become more stabilized and therefore further year-over-year gains in occupancy levels will be difficult to generate. We are currently working on new processes to improve our inventory management which may help us drive occupancy levels modestly higher; however, there can be no assurance that we will achieve our goal.

REVENUE OUTLOOK

     Our goals are a sustainable occupancy level and moderate growth in rental income. Few expect that future growth in rental income will come principally from increases in rates, rather than increases in occupancy. We are continuously evaluating our call volume, reservation activity, and move-in/move-out ratios for each of our markets relative to our marketing activities and rental rates. In addition, we are evaluating market supply and demand factors and based upon these analyses we are continuing to refine our marketing, promotional, and pricing activities to maximize rental income. There can be no assurance that we will achieve our goals.

EXPENSE TRENDS AND OUTLOOK

     Throughout 2003 and 2004, we have increased regular and incentive compensation of our field operating and management personnel, as our field organization has focused upon improving customer service and productivity.
Accordingly, direct property payroll increased 11.5% in 2003 as compared to 2002, and 3.8% in 2004 as compared to 2003.

     In addition, during 2003 and 2004, we increased the level of repairs and maintenance significantly, in order to improve the curb appeal and "rent ready" condition of our facilities. Repairs and maintenance increased 24.6% in 2003 as compared to 2002, and 7.3% in 2004 as compared to 2003. The increase in 2003 also included increased snow removal expenses and costs to remedy mold issues at several facilities in Southern states. Snow removal and mold-related expenses declined in 2004 as compared to 2003.

     Advertising and promotion expenses increased 7.5% in 2003 as compared to 2002, and 4.0% in 2004 as compared to 2003. This was principally due to increases in television advertising expenditures, which increased from $8,048,000 in 2002 to $8,662,000 in 2003 to $10,193,000 in 2004. Future
television advertising expense will be dependent upon market conditions and the results of our pricing and promotional strategies.

     For 2005, we expect that operating expenses for our Consistent Group of facilities will continue to rise, probably matching the 2004 increase of 4% to 5%.

     The following table summarizes selected financial data, with respect to the Consistent Group Facilitates, for each of the quarters in 2004, 2003 and 2002:

                                               For the Quarter Ended
                     ------------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                     ---------------  -----------------  ---------------- -------------------  ---------------
                                              (amounts in thousands)
Total rental income:
     2004             $   175,923        $   180,594         $  184,897          $  183,937        $   725,351
     2003             $   165,821        $   171,431         $  178,301          $  176,184        $   691,737
     2002             $   169,812        $   167,616         $  172,810          $  165,953        $   676,191

Total cost of operations:
     2004             $    63,022        $    61,936         $   61,143          $   63,446        $   249,547
     2003             $    55,379        $    59,270         $   60,221          $   63,000        $   237,870
     2002             $    51,082        $    51,556         $   53,643          $   59,076        $   215,357

Media advertising expense:
     2004             $     3,098        $     1,842         $    1,892          $    3,361        $    10,193
     2003             $     1,580        $     2,818         $    3,166          $    1,098        $     8,662
     2002             $       560        $     1,441         $    2,013          $    4,034        $     8,048

REVPAF:
     2004             $     9.69         $     9.96          $   10.21           $    10.14        $    10.00
     2003             $     9.18         $     9.48          $    9.85           $     9.75        $     9.57
     2002             $     9.48         $     9.35          $    9.63           $     9.22        $     9.42

Weighted average realized annual rent per occupied square foot:
     2004             $    10.83         $    10.90          $   11.12           $    11.20        $    11.00
     2003             $    10.81         $    10.63          $   10.72           $    10.75        $    10.72
     2002             $    11.36         $    10.85          $   11.23           $    10.84        $    11.07

Weighted average occupancy levels for the period:
     2004                 89.5%              91.4%               91.8%               90.6%              90.9%
     2003                 84.9%              89.2%               91.9%               90.7%              89.2%
     2002                 83.5%              86.2%               85.7%               85.0%              85.1%


     The following table sets forth regional trends in our consistent group of facilities with respect to rental income, cost of operations, net operating income, weighted average occupancy levels, and realized rent per net rentable square foot.


                                     Consistent Group Operating Trends by Region
--------------------------------------------------------------------------------------------------------------------
                                                Year Ended December 31,                 Year Ended December 31,
                                           ------------------------------------  -----------------------------------
                                            2004         2003         Change        2003         2002        Change
                                           ----------  ----------  ------------  -----------  -----------  ---------
Rental income:                                    (Dollar amounts in thousands, except rents per square foot)
   Southern California  (124
   facilities)......................      $  122,665  $   116,644      5.2%      $   116,644  $   109,118      6.9%
   Northern California  (124
   facilities)......................          92,048       89,274      3.1%           89,274       87,824      1.7%
   Texas  (143 facilities)..........          66,574       64,068      3.9%           64,068       63,049      1.6%
   Florida  (116 facilities)........          65,976       61,693      6.9%           61,693       59,028      4.5%
   Illinois  (79 facilities)........          51,089       49,316      3.6%           49,316       51,367     (4.0)%
   Georgia  (60 facilities).........          26,593       25,341      4.9%           25,341       24,790      2.2%
   All other states  (548 facilities)        300,406      285,401      5.3%          285,401      281,015      1.6%
                                           ----------  ----------  ------------  -----------  -----------  ---------
Total rental income.................         725,351      691,737      4.9%          691,737      676,191      2.3%

Cost of operations:
   Southern California..............          28,930       27,367      5.7%           27,367       26,119      4.8%
   Northern California..............          23,906       23,624      1.2%           23,624       21,617      9.3%
   Texas............................          29,766       29,599      0.6%           29,599       26,677     11.0%
   Florida..........................          25,857       24,052      7.5%           24,052       21,070     14.2%
   Illinois.........................          22,583       21,531      4.9%           21,531       20,148      6.9%
   Georgia..........................           9,802        9,348      4.9%            9,348        8,155     14.6%
   All other states.................         108,703      102,349      6.2%          102,349       91,571     11.8%
                                           ----------  ----------  ------------  -----------  -----------  ---------
Total cost of operations............         249,547      237,870      4.9%          237,870      215,357     10.5%

Net operating income before depreciation:
   Southern California..............          93,735       89,277      5.0%           89,277       82,999      7.6%
   Northern California..............          68,142       65,650      3.8%           65,650       66,207     (0.8)%
   Texas............................          36,808       34,469      6.8%           34,469       36,372     (5.2)%
   Florida..........................          40,119       37,641      6.6%           37,641       37,958     (0.8)%
   Illinois.........................          28,506       27,785      2.6%           27,785       31,219    (11.0)%
   Georgia..........................          16,791       15,993      5.0%           15,993       16,635     (3.9)%
   All other states.................         191,703      183,052      4.7%          183,052      189,444     (3.4)%
                                           ----------  ----------  ------------  -----------  -----------  ---------
Total net operating income..........      $  475,804  $   453,867      4.8%      $   453,867  $   460,834     (1.5)%

Weighted average occupancy:
   Southern California..............         92.1%        90.7%        1.5%          90.7%        86.9%        4.4%
   Northern California..............         89.4%        88.7%        0.8%          88.7%        84.9%        4.5%
   Texas............................         89.9%        89.1%        0.9%          89.1%        84.0%        6.1%
   Florida..........................         92.3%        90.6%        1.9%          90.6%        85.2%        6.3%
   Illinois.........................         89.8%        88.0%        2.0%          88.0%        84.3%        4.4%
   Georgia..........................         91.5%        90.1%        1.6%          90.1%        84.3%        6.9%
   All other states.................         90.9%        88.6%        2.6%          88.6%        85.2%        4.0%
                                           ----------  ----------  ------------  -----------  -----------  ---------
Total weighted average occupancy....         90.9%        89.2%        2.0%          89.2%        85.1%        4.7%

REVPAR:
   Southern California..............       $  15.12     $  14.42       4.8%        $  14.42     $  13.53       6.6%
   Northern California..............          13.25        12.91       2.7%           12.91        12.75       1.3%
   Texas............................           7.13         6.87       3.7%            6.87         6.82       0.8%
   Florida..........................           9.55         8.91       7.3%            8.91         8.59       3.7%
   Illinois.........................          10.17         9.86       3.2%            9.86        10.35      (4.7)%
   Georgia..........................           7.25         6.93       4.7%            6.93         6.93       0.0%
   All other states.................           9.21         8.78       4.9%            8.78         8.72       0.7%
                                           ----------  ----------  ------------  -----------  -----------  ---------
Total REVPAR:.......................       $  10.00     $   9.57       4.5%        $   9.57     $   9.42       1.6%

Realized annual rent per occupied square foot:
   Southern California..............       $  16.42     $  15.90       3.2%        $  15.90     $  15.57       2.1%
   Northern California..............          14.82        14.55       1.9%           14.55        15.01      (3.1)%
   Texas............................           7.93         7.71       2.8%            7.71         8.12      (5.0)%
   Florida..........................          10.35         9.83       5.3%            9.83        10.08      (2.5)%
   Illinois.........................          11.33        11.20       1.1%           11.20        12.28      (8.7)%
   Georgia..........................           7.93         7.69       3.1%            7.69         8.21      (6.4)%
   All other states.................          10.13         9.91       2.2%            9.91        10.23      (3.2)%
                                           ----------  ----------  ------------  -----------  -----------  ---------
Total realized rent per square foot:...    $  11.00     $  10.72       2.6%        $  10.72     $  11.07      (3.2)%


         Self-Storage Operations - Acquired Facilities

     Over the past three years, we acquired 109 self-storage facilities containing 7,084,000 net rentable square feet. The following table summarizes operating data with respect to these facilities.


                                                       ACQUIRED FACILITIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Year Ended December 31,                 Year Ended December 31,
                                                     ------------------------------------  ----------------------------------------
                                                       2004         2003        Change        2003         2002         Change
                                                     -----------  -----------  ----------  -----------  -----------  --------------
                                                                           (Dollar amounts in thousands)
Rental income:
--------------
   Self-storage facilities acquired in 2004....      $    4,705   $        -    $  4,705    $        -   $        -    $      -
   Self-storage facilities acquired in 2002....          44,102       40,684       3,418        40,684       34,772       5,912
   Self-storage facilities acquired in 2001....             592          560          32           560          445         115
   Self-storage facilities acquired in 2000....           5,253        4,685         568         4,685        3,762         923
                                                     -----------  -----------  ----------  -----------  -----------  --------------
   Total rental income.........................          54,652       45,929       8,723        45,929       38,979       6,950
                                                     -----------  -----------  ----------  -----------  -----------  --------------
Cost of operations:
-------------------
   Self-storage facilities acquired in 2004....      $    1,606   $        -    $  1,606    $       -    $             $     -
   Self-storage facilities acquired in 2002....          14,393       13,489         904        13,489       11,301       2,188
   Self-storage facilities acquired in 2001....             222          200          22           200          191           9
   Self-storage facilities acquired in 2000....           2,024        2,020           4         2,020        1,377         643
                                                     -----------  -----------  ----------  -----------  -----------  --------------
   Total cost of operations....................          18,245       15,709       2,536        15,709       12,869       2,840
                                                     -----------  -----------  ----------  -----------  -----------  --------------
Net operating income before depreciation:
-----------------------------------------
   Self-storage facilities acquired in 2004....      $    3,099   $        -    $  3,099    $        -   $        -    $      -
   Self-storage facilities acquired in 2002....          29,709       27,195       2,514        27,195       23,471       3,724
   Self-storage facilities acquired in 2001....             370          360          10           360          254         106
   Self-storage facilities acquired in 2000....           3,229        2,665         564         2,665        2,385         280
   Total net operating income before depreciation        36,407       30,220       6,187        30,220       26,110       4,110
Depreciation...................................         (11,400)      (9,666)     (1,734)       (9,666)      (9,306)       (360)
                                                     -----------  -----------  ----------  -----------  -----------  --------------
   Net operating income........................      $   25,007   $   20,554    $  4,453    $   20,554   $   16,804    $  3,750
                                                     ===========  ===========  ==========  ===========  ===========  ==============
Weighted average square foot occupancy during the
-------------------------------------------------
period:
------
   Self-storage facilities acquired in 2004....         80.4%           -            -            -            -            -
   Self-storage facilities acquired in 2002....         92.1%          89.9%         2.5%        89.9%        84.2%         6.8%
   Self-storage facilities acquired in 2001....         94.3%          92.2%         2.3%        92.2%        67.4%        36.8%
   Self-storage facilities acquired in 2000....         91.4%          84.5%         8.2%        84.5%        68.8%        22.8%
                                                     -----------  -----------  ----------  -----------  -----------  --------------
                                                        90.4%          89.2%         1.2%        89.2%        81.9%         8.9%
                                                     ===========  ===========  ==========  ===========  ===========  ==============

Number of self-storage facilities (at end of
period)........................................             109           64          45            64           64           -
Net rentable square feet (in thousands, at end of
period)........................................           7,084        3,975       3,109         3,975        3,975           -
Cumulative acquisition cost (at end of period).      $  604,643   $  345,156    $259,487    $  345,156   $  345,156    $      -


     Rental income and cost of operations for the Acquired Facilities have increased significantly in 2004 as compared to 2003. This increase, in part, is due to the acquisition of 45 additional properties from third parties for an aggregate cost of $259.5 million. These acquisitions are described below:

o During July 2004, we acquired two facilities from a third party for an aggregate cost of approximately $8.3 million. One of these facilities was located in Salt Lake City, and had been managed by us for many years.

o On October 12, 2004, we acquired 26 facilities from a third party for an aggregate cost of approximately $102.4 million. This acquisition increased our presence in the Minneapolis and Milwaukee markets, and will allow us to cost-effectively introduce media advertising in these markets, improve our yellow page ad placement, and drive operational efficiency. In addition, the average rental rates and average occupancies of these properties are lower than comparable properties that we currently own in these markets..

o On October 13, 2004, we acquired six facilities in Dallas from a third party for an aggregate of approximately $19.8 million. We believe that this acquisition improved our presence in submarkets of Dallas where we were underrepresented.

o On November 23, 2004, we acquired 10 facilities in the Miami market for an aggregate of $119.5 million. We believe that these properties are well-built and located in highly desirable submarkets in Miami. All of these facilities were built between 1997 and 2003.

o On November 24, 2004, we acquired a facility in a submarket of San Diego for approximately $9.5 million.

         Operating results for the 2004 acquisitions, in the table above, represents the results of these acquisitions from the respective acquisition dates through December 31, 2004. On December 31, 2004, seven of these facilities (the facility in Salt Lake City and the six facilities in Dallas) were sold to our Acquisition Joint Venture. This transaction, however, will be accounted for as a financing arrangement, accordingly, the operations of these properties will continue to be consolidated in our financial statements, see
Note 9 to the consolidated financial statements. In addition, in January 2005, a significant interest in three of the 10 facilities acquired in Miami were sold to our Acquisition Joint Venture. Similarly these transactions will be accounted for as a financing arrangement.

         The 2002 acquisitions include 47 properties acquired on January 16, 2002 from an affiliated development joint venture (see Note 3 to the consolidated financial statements). The 2002 acquisitions also included nine self-storage facilities acquired from third parties for an aggregate of $30,117,000 in cash. The 2001 acquisition includes one facility acquired from a third party for an aggregate cost of $3,503,000.

         Operating results for the 2000, 2001 and 2002 acquisitions collectively showed strong improvement in 2003 and 2004. These results were primarily driven by improved occupancy levels combined with improved realized rental rates per occupied square foot which combined improved rental income. Notwithstanding the damage to the facility discussed below, we believe these acquisitions will continue to provide growth to our earnings into 2005 due to improved year-over-year occupancy levels and rental rates.

         During September 2004, a facility located in Florida, and included in our 2002 acquisitions, was significantly damaged by hurricanes. As a result, occupancy levels and operating results for this facility were negatively affected during the fourth quarter of 2004 and are expected to continue to be negatively impacted into 2005. For 2004, rental income and cost of operations for this facility were $766,000 and $352,000, respectively, as compared to $884,000 and $321,000, respectively, for 2003. Occupancy for this facility was 19.3% and 92.1% at December 31, 2004 and 2003, respectively. We are in the process of repairing the damage and should bring the facility back on line fully during 2005.

         In January 2005, we acquired 6 additional self-storage facilities from third parties (total net rentable square feet of 304,000) at an aggregate cost of approximately $23.6 million of cash. As of March 14, 2005, we are under contract to purchase six self-storage facilities (total approximate net rentable square feet of 448,000) at an aggregate cost of approximately $48.1 million.

         Self-Storage Operations - Expansion Facilities

         As a result primarily of expansions to existing self-storage facilities, the net rentable space at certain of our self-storage facilities' operations has changed. Accordingly, the operating results are not comparable in each of the three years ended December 31, 2004. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities."

         These 41 facilities contain approximately 3,426,000 net rentable square feet of self-storage space at December 31, 2004, and 690,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations". The aggregate construction costs to complete these expansions totaled approximately $80.5 million during the four years ended December 31, 2004.

         We have 37 projects to repackage and expand our facilities, with an aggregate cost of $112.3 million in our development pipeline at December 31, 2004, which will increase our traditional self-storage space by an aggregate of 2,246,000 net rentable square feet, including the conversion of certain of the industrial space developed for containerized storage activities into traditional self-storage space. These activities will result in short-term dilution to earnings from these activities. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual and structural appeal, provide an important means to improve the Company's earnings. There can be no assurance about the future level of such expansion and enhancement opportunities.

         We expect that these 41 facilities will continue to provide growth to our earnings into 2005 as we continue to fill the newly added vacant space. At December 31, 2004, the weighted average occupancy level of these facilities was approximately 83.1% as compared to 77.3% one year earlier.

         Depreciation expense with respect to the expansion facilities was $7,101,000 in 2004, $6,254,000 in 2003, and $6,688,000 in 2002. The increases in depreciation expense are due to the opening of the expanded portion of the facilities.

         Self-Storage Operations -Developed Facilities

         Since January 1, 2000, we have opened 65 newly developed self-storage facilities and 17 facilities that contain both self-storage and containerized storage at the same location ("Combination Facilities"). These newly developed facilities have an aggregate of 6,279,000 net rentable square feet (of which 393,000 net rentable square feet is industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations"). Aggregate development cost for these 82 facilities was approximately $584.6 million. The operating results of the self-storage facilities and Combination facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities."

         The  following  chart  sets  forth  the  operations  of the  Developed
Facilities:


                                                       Year ended December 31,                Year ended December 31,
                                                 -----------------------------------   ---------------------------------------
                                                   2004         2003        Change        2003          2002        Change
                                                 ----------  ----------- ------------  ----------  -------------  ------------
                                                              (Amounts in thousands, except No. of facilities)
Rental income:
--------------
   Self-storage facilities..................     $  40,877   $   25,651    $  15,226    $   25,651   $   15,241   $   10,410
   Combination facilities...................        14,235       10,645        3,590        10,645        6,763        3,882
                                                 ----------  ----------- ------------  ----------  -------------  ------------
     Total rental income....................        55,112       36,296       18,816        36,296       22,004       14,292
                                                 ----------  ----------- ------------  ----------  -------------  ------------
Cost of operations:
------------------
   Self-storage facilities..................        17,135       12,845        4,290        12,845        7,848        4,997
   Combination facilities...................         5,699        4,876          823         4,876        5,036         (160)
                                                 ----------  ----------- ------------  ----------  -------------  ------------
     Total cost of operations...............        22,834       17,721        5,113        17,721       12,884        4,837
                                                 ----------  ----------- ------------  ----------  -------------  ------------
Net operating income before depreciation:
----------------------------------------
   Self-storage facilities.................         23,742       12,806       10,936        12,806        7,393        5,413
   Combination facilities..................          8,536        5,769        2,767         5,769        1,727        4,042
                                                 ----------  ----------- ------------  ----------  -------------  ------------
     Net operating income before depreciation       32,278       18,575       13,703        18,575        9,120        9,455
 Depreciation..............................         (16,687)     (12,777)    (3,910)        (12,777)      (9,913)    (2,864)
                                                 ----------  ----------- ------------  ----------  -------------  ------------
   Net operating income (loss).............       $  15,591    $   5,798   $  9,793       $   5,798    $    (793)  $  6,591
                                                 ==========  =========== ============  ==========  =============  ============
SELF-STORAGE FACILITIES, AT END OF PERIOD:
   Number of facilities....................             65           58           7             58           44          14
   Net rentable square feet................          4,320        3,780         540          3,780        2,787         993
   Total development cost..................      $  415,755   $  350,737   $ 65,018      $  350,737   $  241,833   $108,904
COMBINATION FACILITIES, AT END OF PERIOD:
   Number of facilities....................             17           17           -             17           17           -
   Net rentable square feet (a)  (b).......          1,959        1,844         115          1,844        1,844           -
   Total development cost (a)  (b).........      $  168,844   $  158,677   $ 10,167      $  158,677   $  154,177   $  4,500

(a) During 2003, we completed the conversion of 166,000 net rentable square feet of containerized storage space into 166,000 net rentable square feet of self-storage space at an aggregate cost of $4,500,000. During 2004, we completed the conversion of 248,000 net rentable square feet of containerized storage space into 363,000 net rentable square feet of self-storage space at an aggregate cost of $10,167,000.

(b) Approximately 393,000 net rentable square feet of this storage space represents industrial space that was developed for use in our containerized storage activities.

         The following table summarizes operating data for the 65 newly developed self-storage facilities included in the table above:


                                                DEVELOPED SELF-STORAGE FACILITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                    -----------------------------------  ----------------------------------------
                                                       2004          2003        Change       2003         2002         Change
                                                    -----------  ----------  ----------  ------------  ------------  ------------
                                                                            (Dollar amounts in thousands)
Rental income (a):
-----------------
  Self-storage facilities opened in 2004.......      $    1,234   $        -    $  1,234    $        -   $        -   $       -
  Self-storage facilities opened in 2003.......           8,705        1,566       7,139         1,566            -       1,566
  Self-storage facilities opened in 2002.......          10,344        6,737       3,607         6,737        1,435       5,302
  Self-storage facilities opened in 2001.......           8,706        6,579       2,127         6,579        4,474       2,105
  Self-storage facilities opened in 2000.......          11,888       10,769       1,119        10,769        9,332       1,437
                                                    -----------  ----------  ----------  ------------  ------------  ------------
     Total rental income.......................          40,877       25,651      15,226        25,651       15,241      10,410
                                                    -----------  ----------  ----------  ------------  ------------  ------------
Cost of operations:
-------------------
  Self-storage facilities opened in 2004.......      $    1,149   $        -    $  1,149    $        -   $        -   $       -
  Self-storage facilities opened in 2003.......           3,788        1,347       2,441         1,347            -       1,347
  Self-storage facilities opened in 2002.......           4,009        3,660         349         3,660        1,399       2,261
  Self-storage facilities opened in 2001.......           3,576        3,389         187         3,389        2,667         722
  Self-storage facilities opened in 2000.......           4,613        4,449         164         4,449        3,782         667
                                                    -----------  ----------  ----------  ------------  ------------  ------------
     Total cost of operations..................          17,135       12,845       4,290        12,845        7,848       4,997
                                                    -----------  ----------  ----------  ------------  ------------  ------------
Net operating income before depreciation:
-----------------------------------------
  Self-storage facilities opened in 2004.......      $       85   $        -    $     85    $        -   $        -   $       -
  Self-storage facilities opened in 2003.......           4,917          219       4,698           219            -         219
  Self-storage facilities opened in 2002.......           6,335        3,077       3,258         3,077           36       3,041
  Self-storage facilities opened in 2001.......           5,130        3,190       1,940         3,190        1,807       1,383
  Self-storage facilities opened in 2000.......           7,275        6,320         955         6,320        5,550         770
   Net operating income before depreciation....          23,742       12,806      10,936        12,806        7,393       5,413
 Depreciation..................................         (11,824)      (8,343)     (3,481)       (8,343)      (6,322)     (2,021)
                                                    -----------  ----------  ----------  ------------  ------------  ------------
   Net operating income........................      $   11,918   $    4,463    $  7,455    $    4,463   $    1,071   $   3,392
                                                    ===========  ==========  ==========  ============  ============  ============

Weighted average square foot occupancy during the
-------------------------------------------------
period:
-------
  Self-storage facilities opened in 2004.......           35.2%         -          -              -            -          -
  Self-storage facilities opened in 2003.......           64.8%        24.4%     165.6%          24.4%         -          -
  Self-storage facilities opened in 2002.......           88.8%        61.3%      44.9%          61.3%        20.6%     197.6%
  Self-storage facilities opened in 2001.......           93.5%        74.3%      25.8%          74.3%        44.0%      68.9%
  Self-storage facilities opened in 2000.......           92.8%        88.8%       4.5%          88.8%        76.1%      16.7%
                                                    -----------  ----------  ----------  ------------  ------------  ------------
                                                          81.0%        62.2%      30.2%          62.2%        52.9%      17.6%
                                                    ===========  ==========  ==========  ============  ============  ============
Number of facilities:
---------------------
  Self-storage facilities opened in 2004.......               7            -           7             -            -            -
  Self-storage facilities opened in 2003.......              14           14           -            14            -           14
  Self-storage facilities opened in 2002.......              14           14           -            14           14            -
  Self-storage facilities opened in 2001.......              12           12           -            12           12            -
  Self-storage facilities opened in 2000.......              18           18           -            18           18            -
                                                    -----------  ----------  ----------  ------------  ------------  ------------
                                                             65           58           7            58           44           14
                                                    ===========  ==========  ==========  ============  ============  ============
Cumulative development cost:
----------------------------
  Self-storage facilities opened in 2004.......      $   61,558   $        -    $ 61,558    $        -   $        -   $        -
  Self-storage facilities opened in 2003.......         107,452      107,126         326       107,126            -      107,126
  Self-storage facilities opened in 2002  (a)..          97,021       93,887       3,134        93,887       92,109        1,778
  Self-storage facilities opened in 2001.......          66,905       66,905           -        66,905       66,905            -
  Self-storage facilities opened in 2000.......          82,819       82,819           -        82,819       82,819            -
                                                    -----------  ----------  ----------  ------------  ------------  ------------
                                                     $  415,755   $  350,737    $ 65,018    $  350,737   $  241,833   $  108,904
                                                    ===========  ==========  ==========  ============  ============  ============

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

     We believe that the newly developed self-storage facilities have been affected by the operating trends in occupancy and realized rents noted above with respect to the Consistent Group of facilities. In addition, move-in discounts have a more pronounced effect upon realized rates for the newly developed facilities, because such facilities tend to have a higher ratio of newer tenants.

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

     The yield on cost for these facilities for the year ended December 31, 2004, based on net operating income before depreciation, was approximately 5.7%, which is lower than our ultimate yield expectations. We expect these yields to increase as these facilities fill up. Properties that were developed before 2004 have contributed greatly to our earnings growth with net operating income before depreciation increasing by approximately $10.9 million in 2004 as compared to 2003. This growth was primarily due to higher occupancy levels in 2004 as compared to 2003. We expect that these facilities will continue to provide growth, however, at a growth rate that is much lower than experienced in 2004 as occupancy levels become more stabilized.

     With respect to our Combination Facilities, we have been steadily converting these facilities into entirely self-storage facilities by converting the industrial space once used by our containerized storage operations into self-storage space. As of December 31, 2004, nine of the 17 Combination Facilities have been converted into entirely self-storage. The remaining eight facilities are expected to be converted over the next two years. Weighted average occupancy levels for the Combination Facilities at December 31, 2004 was 74.0% as compared to 84.1% at December 31, 2003, the drop in occupancy due to the addition of more space during 2004.

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

     We  expect  that  over  at  least  the  next  12  months,   the  Developed
Self-Storage Facilities will continue to have a negative impact to our earnings. Furthermore, the 47 expansion and newly developed facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

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

     Our commercial operations are comprised of 1,040,000 net rentable commercial space operated at certain of the self-storage facilities and four stand-alone commercial facilities having a total of 302,000 net rentable square feet.

     The results of our commercial operations are provided in the table below:


                         COMMERCIAL PROPERTY OPERATIONS
                      (EXCLUDING DISCONTINUED OPERATIONS):
                      ------------------------------------
                                  Year Ended December 31,                 Year Ended December 31,
                                 -----------------------                 -----------------------
                                     2004         2003        Change        2003         2002       Change
                                 ------------  -----------  ---------    -----------  ----------  ----------
                                                            (Amounts in thousands)
Rental income  ...............        $10,750      $11,001     $(251)        $11,001      $11,304     $(303)
Cost of operations............          4,328        4,583      (255)          4,583        4,259       324
                                 ------------  -----------  ---------    -----------  ----------  ----------
   Net operating income before
      depreciation............          6,422        6,418         4           6,418        7,045      (627)

Depreciation expense..........         (2,114)      (2,436)      322          (2,436)      (2,436)        -
                                 ------------  -----------  ---------    -----------  ----------  ----------
   Net operating income.......         $4,308       $3,982      $326          $3,982       $4,609     $(627)
                                 ============  ===========  =========    ===========  ==========  ==========

     Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions in the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for 2005.

     CONTAINERIZED STORAGE OPERATIONS: During 2002, 2003, and 2004, we have significantly curtailed the scope and number of facilities of our containerized storage operations, and continue to evaluate additional facilities for closure. At December 31, 2004, we operated 12 containerized storage facilities located in major markets in which we have significant traditional self-storage market presence. The operations with respect to the facilities that were closed or consolidated in 2002, 2003, and 2004 (the "Closed Facilities"), including historical operating results for previous periods, are not included in the table below and instead are included in "Discontinued Operations - Containerized storage" on our income statement. The following table sets forth continuing operations:


CONTAINERIZED STORAGE
(EXCLUDING DISCONTINUED OPERATIONS):
------------------------------------
                                           Year Ended December 31,                  Year Ended December 31,
                                           ------------------------                 --------------------------
                                             2004          2003       Change           2003         2002       Change
                                           -----------  ----------  ----------      ------------  ----------  ----------
                                                                  (Dollar amounts in thousands)
Rental and other income ............         $19,355      $23,991     $(4,636)        $23,991       $22,355     $1,636
Cost of operations:
    Direct operating costs..........          10,448       12,796      (2,348)         12,796        16,505     (3,709)
    Facility lease expense..........           1,326        1,143         183           1,143         1,107         36
                                           -----------  ----------  ----------      ------------  ----------  ----------
       Total cost of operations.....          11,774       13,939      (2,165)         13,939        17,612     (3,673)
                                           -----------  ----------  ----------      ------------  ----------  ----------
    Operating income prior to
      depreciation..................           7,581       10,052      (2,471)         10,052         4,743      5,309
 Depreciation expense (a)............         (4,546)      (4,780)        234          (4,780)       (2,511)    (2,269)
                                           -----------  ----------  ----------      ------------  ----------  ----------
Net operating income ...............          $3,035       $5,272     $(2,237)         $5,272        $2,232     $3,040
                                           ===========  ==========  ==========      ============  ==========  ==========

 (a) Depreciation expense principally relates to the depreciation related to the containers, however, depreciation expense for 2004, 2003 and 2002 includes $1,020,000, $1,218,000, and $592,000, respectively, related to real estate facilities.

     Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and, prior to the termination of this moving service, moving service fees to move customers' goods from city to city. Rental and other income decreased to $19,355,000 for the year ended December 31, 2004 from $23,991,000 for the same period in 2003, primarily as a result of the termination of our long-distance moving service. At December 31, 2004, there were approximately 20,800 occupied containers at the 12 facilities.

     Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). The reduction in direct operating costs is due primarily to the aforementioned termination of our long-distance moving service.

     We expect that the net operating income of our containerized storage facilities in 2005 will be substantially equivalent to 2004's results, with increases in net operating income (prior to advertising) substantially offset by increased yellow page and other media advertising. There can be no assurance as to the ultimate level of the containerized storage business's expansion, level of gross rentals, level of occupancy or profitability. We continue to evaluate the business operations, and additional facilities may be closed.

     See "Discontinued Operations" below for a discussion of operating results of the Closed Facilities.

     TENANT REINSURANCE OPERATIONS: On December 31, 2001, we acquired PS Insurance Company, Ltd. ("PS Insurance") from a related party. PS Insurance reinsures policies against losses to goods stored by tenants in our self-storage facilities. Effective January 1, 2002, the operations of PS Insurance are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations - tenant reinsurance." The tenant reinsurance business earned $24,243,000, $22,464,000, and $19,947,000 in revenues for the years ended December 31, 2004, 2003, and 2002, respectively, and incurred $13,508,000, $11,987,000, and $9,411,000 in operating expenses, for the same periods. PS Insurance generated net operating profits of $10,735,000, $10,477,000 and $10,536,000 for the years ended December 31, 2004,
2003 and 2002, respectively.

     The future level of tenant reinsurance revenues is largely dependent upon our occupancy level and move-in activity, as well as the level of such tenants that opt for such insurance. For the years ended December 31, 2004, 2003, and 2002, approximately 35%, 37%, and 37%, respectively, of our self-storage tenant base had such policies. New insurance business comes from tenants who sign up for insurance as they move into our self-storage facilities.

     We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are recorded as cost of operations for the tenant reinsurance operations.

     The increase in operating expenses for the year ended December 31, 2004 as compared to the same period in 2003 is due primarily to $1,500,000 in estimated tenant claim payments resulting from a series of hurricanes in Florida that occurred in the quarter ended September 30, 2004.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at December 31, 2004 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

     Equity in earnings of real estate entities for the year ended December 31, 2004 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


Historical summary:                            Year Ended December 31,     Dollar          Year Ended December 31,   Dollar
-------------------                           ------------------------                    -------------------------
                                                  2004         2003        Change           2003         2002        Change
                                              -----------  -----------  ----------        ----------  ----------  ------------
                                                                           (Amounts in thousands)
Property operations:
  PSB                                           $68,545       $64,242      $4,303          $64,242      $65,212        $(970)
  Acquisition Joint Venture..............            23             -          23                -            -            -
  Disposed Investments (1)...............             -            10         (10)              10          325         (315)
  Other Investments (2)..................         6,587         6,278         309            6,278        5,667          611
                                              -----------  -----------  ----------        ----------  ----------  ------------
                                                 75,155        70,530       4,625           70,530       71,204         (674)
                                              -----------  -----------  ----------        ----------  ----------  ------------
Depreciation:
  PSB....................................       (32,063)      (26,048)     (6,015)         (26,048)     (25,459)        (589)
  Acquisition Joint Venture..............           (96)            -         (96)               -            -            -
  Disposed Investments (1)...............             -             -           -                -          (65)          65
  Other Investments (2)..................        (1,561)       (1,705)        144           (1,705)      (1,554)        (151)
                                              -----------  -----------  ----------        ----------  ----------  ------------
                                                (33,720)      (27,753)     (5,967)         (27,753)     (27,078)        (675)
                                              -----------  -----------  ----------        ----------  ----------  ------------
Other: (3)
  PSB (4)................................       (19,587)      (18,507)     (1,080)         (18,507)     (15,292)      (3,215)
  Other Investments (2)..................           716           696          20              696        1,054         (358)
                                              -----------  -----------  ----------        ----------  ----------  ------------
                                                (18,871)      (17,811)     (1,060)         (17,811)     (14,238)      (3,573)
                                              -----------  -----------  ----------        ----------  ----------  ------------
Total equity in earnings of real estate
 entities..................................     $22,564       $24,966     $(2,402)         $24,966       29,888       (4,922)
                                              ===========  ===========  ==========        ==========  ==========  ============

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

(2) Amounts include equity in earnings recorded for investments that have been held consistently throughout the three years ended December 31, 2004.

(3)     "Other"  reflects  our share of  general  and  administrative  expense,
        interest   expense,    interest   income,   and   other   non-property;
        non-depreciation  related operating results of these entities.

(4) Our equity in earnings includes our pro-rata share of gain on disposition of real estate investments, impairment charges on real estate assets, and EITF Topic D-42 charges totaling $4,544,000, $187,000 and $3,737,000, respectively, during 2004, 2003 and 2002.

        The decrease in equity in earnings of real estate entities when comparing 2003 to 2002, and 2004 to 2003, is caused by the net impact of PSB's gains, losses, impairment charges and EITF D-42 charges recorded in these periods. The decrease in comparing 2004 to 2003 also includes our pro-rata share of increased depreciation expense recorded by PSB due to its property acquisition activities in late 2003.

        Equity in earnings of PSB represents our pro-rata share (approximately 44% at December 31, 2004 and 2003) of the earnings of PS Business Parks, Inc., a publicly traded real estate investment trust (American Stock Exchange symbol "PSB") organized by the Company on January 2, 1997. As of December 31, 2004, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At December 31, 2004, PSB owned and operated 18.0 million net rentable square feet of commercial space located in eight states.

        Accordingly, our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.
                ------------------------

        In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004, our pro-rata share of earnings with respect to two of the facilities acquired directly by the Acquisition Joint Venture are reflected in Equity in Earnings in the table above. These two facilities were acquired by the Acquisition Joint Venture directly from third parties at an aggregate cost of $9,086,000. Our investment, with respect to these two facilities, was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties owned by the Acquisition Joint Venture.

         The "Other Investments" includes our equity in earnings with respect to our pro-rata share of earnings with respect to seven limited partnerships, for which we held an approximately consistent level of equity interest during the three years ended December 31, 2004. These limited partnerships were formed by the Company during the 1980's. The Company is the general partner in each limited partnership, and manages each of these facilities for a management fee that is included in "interest and other income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

        Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above with respect to Self-Storage Operations. See Note 6 to the consolidated financial statements for the operating results of these entities for the years ended December 31, 2004 and 2003.

Other Income and Expense Items
-------------------------------------------------------------------------------

        INTEREST AND OTHER INCOME: Interest in other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income.

        Interest and other income increased in 2004 as compared to 2003, due primarily to higher interest income attributable to higher average cash balances and higher average interest rates on short-term cash investments, offset partially by principal payments received on notes receivable.

        Interest and other income remained constant in 2003 as compared to 2002 reflecting the impact of improved operating results from our merchandise sales and consumer truck rentals, offset by lower interest income attributable to lower average interest rates on short-term cash investments and principal payments received on notes receivable.

        As discussed more fully in "Liquidity and Capital Resources" below, at December 31, 2004, we had cash balances totaling approximately $366.3 million. In addition, during the first quarter 2005, we issued approximately $135.0 million of our 6.18% Series D Cumulative Preferred Stock. The net proceeds from this issuance and our December 31, 2004 cash balances will be used primarily to fund future development, acquisition, and preferred redemption activities (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). In the interim, the net proceeds from our cash balances is expected to earn nominal interest income relative to the corresponding divided requirement. This difference will result in an estimated reduction to earnings per common share. In addition, we may issue additional preferred stock during 2005, raising the necessary funds to redeem additional high rate preferred stock during 2006. These issuances similarly will have a negative impact on earnings per share until the proceeds are utilized.

        DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $183,148,000 in 2004, $184,145,000 in 2003, and $175,834,000 in 2002.
Included in depreciation expense with respect to our real estate facilities was $169,000,000 in 2004, $171,114,000 in 2003, and $166,343,000 in 2002. The
decrease in depreciation and amortization with respect to real estate facilities for 2004 as compared 2003 is due primarily to a reduction in depreciation with respect to maintenance capital expenditures, offset partially by an increase in depreciation with respect to newly developed and acquired facilities. The increase from 2002 to 2003 is due to the acquisition and development of additional real estate facilities in 1999 through 2003. Depreciation expense with respect to other assets, primarily depreciation of equipment and containers associated with the containerized storage operations, was $7,544,000 in 2004, $6,427,000 in 2003, and $2,887,000 in 2002.
Amortization expense with respect to intangible assets totaled $6,604,000 for each of the three years ended December 31, 2004.

        Depreciation and amortization during 2004 with respect to real estate facilities acquired or developed during 2004 amounted to $866,000 which was for a partial period for the time they were acquired until December 31, 2004, and we expect the annual depreciation expense with respect to these facilities for 2005 and forward will approximate $7,266,000.

        GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $18,813,000 in 2004, $17,127,000 in 2003, and $15,619,000 in 2002. General
and administrative costs for each year principally consist of state income taxes, investor relation expenses, and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending upon the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, and product research and development expenditures.

        The increase in general and administrative expense from 2003 to 2004 is primarily due to higher stock-based compensation expense. Included in general and administrative expense for 2004 is $3,932,000 with respect to stock-based compensation expense, including $709,000 in stock option expense, $2,254,000 in restricted stock expense, and $969,000 in payroll taxes and other costs associated with employees' exercise of 1,958,000 stock options in 2004. Stock-based compensation expense totaled $2,685,000 for 2003, which is comprised of $530,000 in stock option expense, $970,000 in restricted stock expense and $1,185,000 in payroll taxes and other costs associated with employees' exercise of 2,743,000 stock options during 2003.

        Total restricted stock and stock option expense, exclusive of payroll taxes on the exercise of options, should approximate $3.0 million based upon options and restricted stock outstanding at December 31, 2004. Future grants of restricted stock units and stock options could further increase our future stock-based compensation expense. The future level of payroll taxes and other costs associated with employees' exercise of stock options will depend upon the timing of employees' exercise of approximately 1,441,901 remaining stock options outstanding at December 31, 2004, the Company's stock price at the time of exercise, and the level of future grants of stock options.

        General and administrative expense increased in 2003 as compared to 2002, is primarily due to an increase in stock-based compensation expense from $543,000 in 2002 to $2,685,000 for 2003.

        INTEREST EXPENSE: Interest expense was $760,000 in 2004, $1,121,000 in 2003, and $3,809,000 in 2002. Debt and related interest expense remain relatively low compared to our overall asset base. The decrease in interest expense in 2004 compared to 2003 and 2002 is principally the result of lower average debt balances, offset partially by decreased capitalized interest due to lower average in-process development balances. Capitalized interest expense totaled $3,617,000 in 2004, $6,010,000 in 2003, and $6,513,000 in 2002 in
connection with our development activities.

        During 2004, we assumed notes with an aggregate principal balance of $94.7 million and an average interest rate of approximately 5.2% in connection with property acquisitions, and incurred interest expense with respect to these notes of $879,000 for the partial period these notes were became our liabilities.

        As described more fully in Note 2 to the Consolidated Financial Statements, on December 31, 2004, seven facilities were acquired by the Acquisition Joint Venture from us for an aggregate of $23.0 million in cash. Our Joint Venture Partner's interest in these properties will be accounted from as a financing arrangement and their pro-rata share of income with respect to their investment in these facilities will be included in interest expense. In January 2005, the Acquisition Joint Venture acquired interests in three additional facilities from us for an aggregate of $27.4 million in cash, and our joint venture partner's pro rata share of income will similarly be included in interest expense. We do not expect any further facilities to be acquired by the Acquisition Joint Venture, and future interest expense will be dependent upon the level of operations at the facilities acquired from us by the Acquisition Joint Venture.

        We expect interest expense to increase in fiscal 2005 as compared to 2004, due to the assumption of additional notes combined with interest expense with respect to our Acquisition Joint Venture, offset partially by the effect of scheduled principal payments of approximately $15,506,000 in 2005.

        Interest paid, including capitalized interest, was $5,240,000 in 2004, $7,131,000 in 2003, and $10,322,000 in 2002.

        MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2004:


                                                  Minority interest in income for the year ended
                                                 -------------------------------------------------
                                                   December 31,     December 31,     December 31,
                  Description                          2004             2003             2002
-----------------------------------------------  --------------  ----------------  ---------------
                                                                   (in thousands)
Preferred partnership interests:
     Ongoing distributions....................       $   22,423       $   26,906       $   26,906
     Special distribution and EITF Topic D-42
       allocation.............................           10,063                -                -
Consolidated Development Joint Venture (a)....            5,652            4,211            2,399
Convertible Partnership Units (b).............              328              305              283
Acquired minority interests (c)...............              842            2,170            4,821
Other minority interests (d)..................           10,605           10,111            9,678
                                                --------------  ----------------  ---------------
Total minority interests in income............       $   49,913       $   43,703       $   44,087
                                                ==============  ================  ===============

(a) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $3,619,000, $3,362,000, and $3,227,000 in depreciation expense for the years ended December 31, 2004, 2003, and 2002, respectively.

(b) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 9 to the consolidated financial statements). Included in minority interest is $333,000, $342,000, and $354,000 in depreciation expense for the years ended December 31, 2004, 2003, and 2002, respectively.

(c) These amounts reflect income allocated to minority interests that the Company acquired as of December 31, 2004, and are therefore no longer outstanding at December 31, 2004. Included in minority interest in income is $309,000, $812,000, and $2,915,000 in depreciation expense for the years ended December 31, 2004, 2003, and 2002, respectively.

(d) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three years ended December 31, 2004. Included in minority interest in income is $1,785,000, $1,812,000, and $1,591,000 in depreciation expense for the years ended December 31, 2004, 2003, and 2002, respectively.

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

        Principally as a result of the rate reduction, ongoing distributions paid to the preferred partnership interests was reduced by $4,483,000 in 2004 as compared to 2003. This decrease was offset by an increase in income allocable to minority interests of approximately $10,063,000 due to (i) the $8,000,000 special distribution to the holders of the preferred units and (ii) the application of EITF Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" totaling $2,063,000, which represents the excess of the $200 million stated amount of the preferred units over their carrying amount.

        We have called for redemption our 9.5% Series N Preferred Units ($40.0 million) and our 9.125% Series O Preferred Units ($45.0 million). Each of these securities will be redeemed for cash in March 2005. We expect additional allocations with respect to these units in accordance with EITF Topic D-42 will approximate $873,000 in the first quarter of 2005, as a result of these redemptions. We expect that our aggregate annual distributions for 2005 with respect to our Cumulative Redeemable Perpetual Preferred Units will approximate $16.2 million after taking into consideration the March 2005 planned redemptions.

        In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner whose partners include an institutional investor and the Company's Chairman and former CEO, B. Wayne Hughes ("Mr. Hughes"). The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from the Company and 49% from the joint venture partner. Included in minority interest in income for the years ended December 31, 2002, 2003, and 2004 is $2,399,000, $4,211,000, and $5,652,000, respectively, representing our joint venture partner's pro-rata interest in the operations of the Consolidated Development Joint Venture. The facilities in the entity are newly developed facilities that have been in the fill-up phase. The increase in minority interest in income in 2004 and 2003 as compared to the preceding years with respect to the Consolidated Development Joint Venture is due to the opening and fill-up of the facilities owned by this entity. We expect that such minority interest in income will continue to increase during 2005 as the facilities continue to fill-up and increase the earnings of this entity.

        The acquired minority interests reflect interests in the consolidated entities that we acquired as of December 31, 2004 and are therefore no longer outstanding. There will be no further income allocated to these interests in 2005 and beyond.

        Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout the three years ended December 31, 2004, comprised of investments in the Consolidated Entities and the Operating Partnership Units described in Note 10 to the Company's consolidated financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any acquisitions of minority interests that we may acquire in the future.

        DISCONTINUED OPERATIONS: As described more fully in Note 4 to the consolidated financial statements, during 2002, 2003 and 2004, we implemented a business plan which included the closure of 43 of 55 containerized storage facilities that were open at December 31, 2001. The 43 facilities are hereinafter referred to as the "Closed Facilities."

        During 2004, we sold one of our commercial facilities located in West Palm Beach, Florida. The facility was sold to a third party on October 28, 2004 for an aggregate of $3.8 million in cash. In 2002, we sold one of our commercial facilities to a third party for an aggregate $3.9 million in cash. These facilities are referred to as the "Sold Commercial Facilities"

        During the first quarter of 2003, we entered into a business plan to exit the Knoxville, Tennessee market, and listed our four self-storage facilities in this market for sale. In addition, in October 2003, we sold a self-storage facility located in Perrysburg, Ohio (collectively, these five facilities are referred to as the "Sold Self-Storage Facilities"). These facilities were sold in 2003 for a gain of approximately $5,476,000 included in the table below.

        During 2002, in connection primarily with the closure or planned closure of 22 of the Closed Facilities, we recorded asset impairment losses with respect to the containers and equipment utilized by these facilities totaling $6,504,000. In 2003, we recorded impairment charges on assets for nine Closed Facilities of $2,479,000 and a $750,000 asset impairment charge on a real estate facility previously used by the containerized storage business, as well as an additional $355,000 loss upon sale of this real estate facility. During 2004, impairment charges of 1,575,000 were recorded with respect to the Closed Facilitates.

        During 2002, lease termination costs, representing the expected remaining lease liability following closure of the facilities, were accrued in the amount of $2,447,000. In accordance with the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which we adopted on January 1, 2003, we no longer accrue for such lease termination or other liabilities and instead recognize such expenses as they are incurred.

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

Discontinued Operations:
-----------------------
                                           Year Ended December 31,                  Year Ended December 31,
                                          ------------------------                 ------------------------
                                             2004          2003       Change           2003         2002       Change
                                          -----------  -----------  -----------    -------------  ---------  -----------
                                                                   (Dollar amounts in thousand)
Rental income (a):
    Sold self-storage facilities.....         $     -      $1,579     $(1,579)         $1,579        $1,841      $(262)
    Closed facilities................          7,488       19,347     (11,859)         19,347        29,764    (10,417)
    Sold commercial properties.......            314          441        (127)            441           745       (304)
                                          -----------  -----------  -----------    -------------  ---------  -----------
        Total rental income..........          7,802       21,367     (13,565)         21,367        32,350    (10,983)

Cost of operations (a):
    Sold self-storage facilities.....              -          617        (617)            617           742       (125)
    Closed facilities................          6,733       15,157      (8,424)         15,157        28,032    (12,875)
    Sold commercial properties.......             81          105         (24)            105           287       (182)
                                          -----------  -----------  -----------    -------------  ---------  -----------
        Total cost of operations.....          6,814       15,879      (9,065)         15,879        29,061    (13,182)

Depreciation and amortization (a):
    Sold self-storage facilities.....              -          424        (424)            424           528       (104)
    Closed facilities................          1,115        3,335      (2,220)          3,335         5,071     (1,736)
    Sold commercial properties.......             82           99         (17)             99           215       (116)
                                          -----------  -----------  -----------    -------------  ---------  -----------
      Total depreciation and
             amortization ..........           1,197        3,858      (2,661)          3,858         5,814     (1,956)
                                          -----------  -----------  -----------    -------------  ---------  -----------

Income (loss) before other items....            (209)       1,630      (1,839)          1,630        (2,525)     4,155

Other items:
Asset impairment charges.............         (1,575)      (3,229)      1,654          (3,229)       (6,504)     3,275
Lease termination costs..............           (416)           -        (416)              -        (2,447)     2,447
 Net gain on disposition of assets...            971        5,121      (4,150)          5,121             -      5,121
                                          -----------  -----------  -----------    -------------  ---------  -----------
       Total other items.............         (1,020)       1,892      (2,912)          1,892        (8,951)    10,843
                                          -----------  -----------  -----------    -------------  ---------  -----------
Net discontinued operations.........         $(1,229)      $3,522     $(4,751)         $3,522      ($11,476)   $14,998
                                          ===========  ===========  ===========    =============  =========  ===========

(a) These amounts represent the historical operations of the Closed Facilities and the Sold Facilities. Amounts with respect to these facilities, prior to their discontinuance, were previously classified as rental income, cost of operations, and depreciation expense and
        gain/(loss)  on  sales  in  the  consolidated   financial   statements.

         Two of the Closed Facilities are in the process of closing which we expect will be completed in the first half of 2005. We expect that these facilities will continue to generate operating losses until final closure.

         GAIN (LOSS) IN DISPOSITION OF REAL ESTATE: In the year ended December 31, 2004, we recorded a net gain on disposition of real estate assets of $67,000, as compared to a net gain of $1,007,000 in 2003 and a loss of $2,541,000 in 2002. The gain in 2004 is composed of a gain on sale of four vacant parcels of land and partial condemnation with respect to two existing self-storage facilities totaling $1,317,000, as well as $1,250,000 casualty loss with respect to real-estate assets damaged as a result of hurricanes in the State of Florida. The gain in 2003 is composed of a gain on sale of investments of $316,000, and a gain on sale of seven parcels of land and two self-storage facilities aggregating $691,000. The net loss in 2002 is composed of a loss on disposition of land and a commercial facility totaling $702,000 as described in Note 5, combined with a loss on disposition of partnership interests in the amount of $1,839,000.

Liquidity and Capital Resources
-------------------------------------------------------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. Cash and cash equivalents totaled $366.3 million at December 31, 2004. We expect that these funds will be utilized to fund our acquisition and development activities, and fund the redemptions of preferred securities that become callable at our option during 2005.

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

                                                                                  For the Year Ended December 31,
                                                                               -----------------------------------------
                                                                                       (Amount in thousands)
                                                                                 2004           2003           2002
                                                                               -----------  -------------  -------------
Net cash provided by operating activities.............................         $647,443        $608,624       $591,283

Allocable to minority interests (Preferred Units) - ongoing distributions       (22,423)        (26,906)       (26,906)
Allocable to minority interests (Preferred Units) - special
   distribution(a)....................................................           (8,000)              -              -
Allocable to minority interests (common equity).......................          (23,473)        (23,125)       (25,268)
                                                                               -----------  -------------  -------------
Cash from operations allocable to our shareholders....................          593,547         558,593        539,109

Capital improvements to maintain our facilities.......................          (35,868)        (30,175)       (26,993)
Add back: minority interest share of capital improvements.............              494             505            926
                                                                               -----------  -------------  -------------
Remaining operating cash flow available for distributions to our
   shareholders.......................................................          558,173         528,923        513,042

Distributions paid to:
   Preferred shareholders.............................................         (157,925)       (146,196)      (148,926)
   Equity Stock, Series A shareholders................................          (21,501)        (21,501)       (21,501)
   Common and Class B shareholders....................................         (230,834)       (225,864)      (221,299)
                                                                               -----------  -------------  -------------
Cash available for principal payments on debt and reinvestment........         $147,913        $135,362       $121,316
                                                                               ===========  =============  =============

(a) The $8 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.

         Our financial profile is characterized by a low level of debt to total capitalization, increasing net income, increasing cash flow from operations, and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at December 31, 2004, internally generated retained cash flows, and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital, either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing, and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. In addition, we have assumed existing debt in connection with the acquisition of facilities. As of December 31, 2004, we had no outstanding borrowings under our $200 million bank line of credit.

         Our portfolio of real estate facilities remains substantially unencumbered. At December 31, 2004, we had mortgage debt outstanding of $95.9 million (which encumbers 34 facilities with a book value of $195.3 million) and unsecured debt in the amount of $33.6 million. We also have Debt to Joint Venture Partner amounting to $16.1 million with respect to seven real estate facilities with an aggregate book value of $24.7 million.

         Over the past three years we have funded substantially all of our growth with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred stock has no sinking fund requirement, or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which during 2001 through 2004 enabled us to effectively refinance higher coupon preferred stock with new preferred stock at lower rates, (iv) preferred stock does not contain onerous covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to our REIT distribution requirements.

         Our credit ratings on each of our series of Cumulative Preferred Stock are "Baa2" by Moody's and "BBB+" by Standard & Poor's.

         We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2002, we completed the following capital raising activities (amounts are presented net of issuance costs):

                                                                           Cumulative
               Securities issued                      Date issued          Preferred Stock
---------------------------------------------  ---------------------  --------------------
                                                                           (in thousands)
7.625% Cumulative Preferred Stock, Series T     January 18, 2002             $  145,075
7.625% Cumulative Preferred Stock, Series U     February 19, 2002               145,075
7.500% Cumulative Preferred Stock, Series V     September 30, 2002              166,866
6.500% Cumulative Preferred Stock, Series W     October 6, 2003                 128,126
6.500% Cumulative Preferred Stock, Series X     November 13, 2003               116,020
6.850% Cumulative Preferred Stock, Series Y     January 2, 2004                  40,000
6.250% Cumulative Preferred Stock, Series Z     March 5, 2004                   108,756
6.125% Cumulative Preferred Stock, Series A     March 31, 2004                  111,178
7.125% Cumulative Preferred Stock, Series B     June 30, 2004                   105,124
6.600% Cumulative Preferred Stock, Series C     September 13, 2004              111,178
6.180% Cumulative Preferred Stock, Series D     February 28, 2005               130,548
                                                                      --------------------
                                                                             $1,307,946
                                                                      ====================

         We used approximately $654.4 million of these net proceeds in order to redeem higher-coupon preferred securities, as follows:


                                                Date Redeemed or           Cumulative
       Security Redeemed or Repurchased         Repurchased             Preferred Stock
--------------------------------------------  ----------------------  -----------------
                                                                         (in thousands)
10.00% Cumulative Preferred Units, Series A     September 30, 2002          $    45,643
8.000% Cumulative Preferred Stock, Series J     October 7, 2002                 150,018
Cumulative Preferred Stock, Series C            October 7, 2002                  30,018
9.200% Cumulative Preferred Stock, Series B     March 31, 2003                   57,517
8.250% Cumulative Preferred Stock, Series K     January 19, 2004                115,000
8.250% Cumulative Preferred Stock, Series L     March 10, 2004                  115,021
8.750% Cumulative Preferred Stock, Series M     August 14, 2004                  56,270
9.500% Cumulative Preferred Stock, Series D     September 30, 2004               30,020
10.00% Cumulative Preferred Stock, Series E     January 31, 2005                 54,895
                                                                      -----------------
                                                                             $  654,402
                                                                      =================

         The Cumulative Preferred Stock amounts listed above include redemption costs.

         We currently have approximately $142.5 million of additional preferred securities that become redeemable at our option in 2005, as follows.

                                               Earliest
                                               Redemption      Dividend      Liquidation
                 Security                         Date           Rate      Value (000's)
-----------------------------------------  ---------------  -----------  ---------------


 Series N Preferred Units (a)                    3/17/05        9.500%   $  40,000
 Series O Preferred Units (a)                    3/29/05        9.125%      45,000
 Series F Preferred Stock                        4/30/05        9.750%      57,500
                                                            -----------  ---------------
    Total securities available for
      redemption through 12/31/05                               9.482%   $ 142,500
                                                            ===========  ===============

(a) During February 2005, these securities were called for redemption. The redemptions will take effect on their earliest redemption dates noted in the table above.

         We expect that we will redeem each of these securities at each respective earliest redemption date. Cash on-hand at December 31, 2004, will be utilized to redeem these securities.

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

         Aggregate dividends paid during 2004 totaled $157.9 million to the holders of our Cumulative Preferred Stock, $230.8 million to the holders of our Common Stock and $21.5 million to the holders of our Equity Stock, Series A. Although we have not finalized the calculation of our 2004 taxable income, we believe that the aggregate dividends paid in 2004 to our shareholders enabled us to continue to qualify as a REIT.

         We estimate that the distribution requirements for fiscal 2005 with respect to our Cumulative Preferred Stock outstanding, and assuming the redemption of the preferred securities mentioned above, will be approximately $160.3 million.

         During 2004, we paid distributions totaling $30.4 million, including a special onetime distribution of $8 million, with respect to our Preferred Partnership Units. We estimate the 2005 distribution requirements with respect to the preferred partnership units outstanding at December 31, 2004, assuming redemption of the Series N and O Preferred Units at the dates indicated, to be approximately $16.2 million.

         For 2005, distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.45 per common share. For the first quarter of 2005, a quarterly distribution of $0.45 per common share has been declared by our Board of Directors.

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

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2005, we have budgeted approximately $50 million for capital improvements. Capital improvements include major repairs or replacements to the facilities which keep the facilities in good operation condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our Notes Payable and Debt to Joint Venture Partners. Except for the debt to joint venture partners all such debt is fixed rate. At December 31, 2004, we had total outstanding notes payable of approximately $145.6 million. See Note 8 & 9 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. It is our current intent to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2005, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake. For 2005, we do not anticipate that our joint venture partnerships will fund additional acquisitions from third parties or developments, all of which we expect to be funded entirely by the Company.

         In January 2005, we acquired six additional self-storage facilities from third parties (total net rentable square feet of 304,000) at an aggregate cost of approximately $23.6 million of cash. These acquisitions were funded entirely by us.

         As of March 14, 2005, we are under contract to purchase six self-storage facilities (total approximate net rentable square feet of 448,000) at an aggregate cost of approximately $48.1 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

         We currently have a development "pipeline" of 47 self-storage facilities and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $210.7 million (unaudited). Approximately $47.3 million of development cost has been incurred as of December 31, 2004. The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $163.4 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY
                                                    Number      Net           Total       Costs incurred
                                                      of     rentable      estimated         through         Costs to
                                                   projects   sq. ft.     development       12/31/04         complete
                                                  --------- -----------  -------------  ---------------  ---------------
                                                                             costs
                                                                               (Amounts in thousands)
  FACILITIES CURRENTLY UNDER CONSTRUCTION:
    Self-storage facilities                            5          333      $   33,776       $   21,718       $   12,058
    Expansions to existing self-storage
     facilities                                        6          192           9,227            3,147            6,080
                                                  --------- -----------  -------------  ---------------  ---------------
                                                      11          525          43,003           24,865           18,138

  FACILITIES AWAITING  CONSTRUCTION,  WHERE LAND
     IS ACQUIRED:
    Self-storage facilities                            4          361          53,589           19,307           34,282
    Expansions to existing self-storage
     facilities                                       29        1,931          95,054            2,736           92,318
                                                  --------- -----------  -------------  ---------------  ---------------
                                                      33        2,292         148,643           22,043          126,600

  SELF-STORAGE FACILITIES AWAITING
    CONSTRUCTION, WHERE LAND HAS NOT YET BEEN
    ACQUIRED:
  Self Storage Facility                                1           60          11,038              263           10,775
  Expansions to Self-storage Facility                  2          123           7,973              106            7,867
                                                  --------- -----------  -------------  ---------------  ---------------
                                                       3          183          19,011              369           18,642
                                                  --------- -----------  -------------  ---------------  ---------------
  TOTAL DEVELOPMENT PIPELINE                          47        3,000      $  210,657       $   47,277       $  163,380
                                                  ========= ===========  =============  ===============  ===============

         In addition to the above projects, we have five parcels of land held for development with total costs of approximately $8,883,000 at December 31, 2004. These parcels will either be developed or sold.

         STOCK REPURCHASE PROGRAM: The Company's Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. During 2003, we repurchased 175,000 shares for approximately $6.0 million. During 2004, we repurchased 445,700 shares for approximately $20.3 million. From the inception of the repurchase program through December 31, 2004, we have repurchased a total of 22,117,720 shares of common stock at an aggregate cost of approximately $562.2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2004, the Company's debt as a percentage of total shareholders' equity (based on book values) was 3.3%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable by the Company prior to the following dates: Series F - April 30, 2005, Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009 and Series D - February 28, 2010. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series Q through Series X, Series Z, and Series A through Series D, plus accrued and unpaid dividends.

         Our market risk sensitive instruments include notes payable, which totaled $129,519,000 at December 31, 2004. All of our notes payable bear interest at fixed rates. See Note 7 to the consolidated financial statements for terms, valuations and approximate principal maturities of the notes payable as of December 31, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The financial statements of the Company at December 31, 2004 and December 31, 2003 and for each of the three years in the period ended December 31, 2004 and the report of Ernst & Young LLP, Independent Registered Public Accountants, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING
         --------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

         As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Act of 1934 as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

         Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

            Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders of Public Storage, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Public Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Public Storage, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Public Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Public Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Public Storage, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

                                                     Ernst & Young LLP

Los Angeles, CA
March 14, 2005

                                    PART III
                                    --------

ITEM 9B. OTHER INFORMATION
         -----------------

         Not Applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement filed in connection with the annual shareholders' meeting to be held on May 5, 2005 (the "Proxy Statement") under the caption "Election of Directors."

     The information required by this item with respect to the audit committee and the audit committee financial expert is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Election of Directors - Directors and Committee Meetings."

     The information required by this item with respect to Section 16(a) compliance is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

     The information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Election of Directors - Directors and Committee Meetings." Any amendments to or waivers of the code of ethics granted to the Company's executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

     The following is a biographical summary of the current executive officers of the Company:

     Ronald L. Havner, Jr., age 47, has been Vice Chairman, Chief Executive Officer and a director of the Company since November 2002. Mr. Havner has been employed by the Company in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer of the Company from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol
PSB), an affiliate of the Company, a capacity in which he served until September 2002. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a director of Business Machine Security, Inc., The Mobile Storage Group, and Union BanCal and its primary subsidiary, Union Bank of California, N.A. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

     Harvey Lenkin, age 68, became President and a director of the Company in November 1991. Mr. Lenkin has been employed by the Company for 27 years. He has been a director of PSB since March 1998 and was President of PSB from 1990 until March 1998. He is a director of Paladin Realty Income Properties I, Inc., a director of Huntington Memorial Hospital in Pasadena, California, and a former member of the Executive Committee of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

     John Reyes, age 44, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     John S. Baumann, age 44, became Senior Vice President and Chief Legal Officer of the Company in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

     John E. Graul, age 53, became Senior Vice President and President, Self-Storage Operations, in February 2004, with overall responsibility for the Company's national operations. From 1992 until joining the Company, Mr. Graul was employed by McDonald's Corporation where he served in various management positions, most recently as Vice President and General Manager - Pacific Sierra Region.

     David F. Doll, age 46, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for Company's real estate activities, including property acquisitions, developments, and repackagings. Before joining the Company, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions
"Compensation"   and   "Compensation    Committee    Interlocks   and   Insider
Participation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
         Related Shareholder Matters
         ---------------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Election of Directors - Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

     The following table sets forth information as of December 31, 2004 on the Company's equity compensation plans:


                                           Number of
                                       securities to be             Weighted
                                          issued upon               average            Number of
                                          exercise of            exercise price        securities
                                          outstanding            of outstanding   remaining available
                                           options,                 options,      for future issuance
                                         warrants and             warrants and        under equity
                                            rights                   rights        compensation plans
                                       -------------------  --------------------  ---------------------
 Equity  compensation  plans approved
 by security holders (a)..........          1,683,722     (b)        $36.42            2,608,882

 Equity    compensation   plans   not
 approved by security holders (c).             10,219                $25.74            2,121,671


(a) The Company's stock option and stock incentive plans are described more fully in Note 13 to the consolidated financial statements. All plans other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company's shareholders.

(b) Includes 252,040 restricted stock units that, if and when vested, will be settled in shares of common stock of the Company on a one for one basis.

(c) The outstanding options granted under plans not approved by the Company's shareholders were granted under the Company's 2000 and 2001 Non-Executive/Non-Director Plan, which does not allow participation by the Company's executive officers and directors. The principal terms of these plans are as follows: (1) 2,500,000 shares of common stock were authorized for grant, (2) this plan is administered by the Equity Awards Committee, except that grants in excess of 100,000 shares to any one person requires approval by the Executive Equity Awards Committee, (3) options are granted at fair market value on the date of grant, (4) options have a ten year term and (5) options vest over three years in equal installments or as indicated by the applicable grant agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions and Legal Proceedings."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     The information required by this item with respect to fees and services provided by the Company's independent auditors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Ratification of Auditors--Fees Billed to the Company by Ernst & Young LLP for 2003 and 2004".

         PART IV
         -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

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

b.   Exhibits:

     See Index to Exhibits contained herein.

c.   Financial Statement Schedules

     Not applicable.

                              PUBLIC STORAGE, INC.

                             INDEX TO EXHIBITS (1)

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

3.9 Amendment to Certificate of Determination for the Adjustable Rate Cumulative Preferred Stock Series C. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

3.10 Certificate of Determination for the 9.50% Cumulative Preferred Stock, Series D. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.50% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.11 Amendment to Certificate of Determination of Preferences of 9.50% Cumulative Preferred Stock, Series D. Filed herewith.

3.12 Certificate of Determination for the 10% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A/A Registration Statement relating to the 10% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.13 Certificate of Determination for the 9.75% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.14     Registration   Statement  No.  33-63947  and  incorporated  herein  by
         reference.

3.15     Certificate  of  Amendment  of Articles of  Incorporation.  Filed with
         Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

3.16 Certificate of Determination for the 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.17 Certificate of Determination for the 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.18     Certificate of  Determination  for the  Convertible  Preferred  Stock,
         Series  CC.  Filed  with  Registrant's   Registration   Statement  No.
         333-03749 and incorporated herein by reference.

3.19 Certificate of Correction of Certificate of Determination for the Convertible Participating Preferred Stock. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

3.20 Certificate of Determination for 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.21 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-18395 and incorporated herein by reference.

3.22 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

3.23 Certificate of Determination for Equity Stock, Series AA. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.24     Certificate  Decreasing Shares  Constituting  Equity Stock,  Series A.
         Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.25 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.26     Certificate of Determination for 8% Cumulative Preferred Stock, Series
         J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.27 Certificate of Correction of Certificate of Determination for the 8.25% Convertible Preferred Stock. Filed with Registrant's Registration Statement No. 333-61045 and incorporated herein by reference.

3.28 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.29 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.30 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

3.31 Certificate of Determination for Equity Stock, Series AAA. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

3.32 Certificate of Determination for 9.5% Cumulative Preferred Stock, Series N. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

3.33 Certificate of Determination for 9.125% Cumulative Preferred Stock, Series O. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.34 Certificate of Determination for 8.75% Cumulative Preferred Stock, Series P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.35 Certificate of Determination for 8.600% Cumulative Preferred Stock, Series, Q. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

3.36 Amendment to Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

3.37 Certificate of Determination for 8.000% Cumulative Preferred Stock, Series R. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R and incorporated herein by reference.

3.38 Certificate of Determination for 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

3.39 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

3.40 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

3.41 Amendment to Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.42 Certificate of Determination for 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

3.43 Certificate of Determination for 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.44 Certificate of Determination for 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

3.45 Certificate of Determination for the 6.85% Cumulative Preferred Stock, Series Y. Filed with the Registrant's Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.46 Certificate of Determination for 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

3.47 Certificate of Determination for 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

3.48 Certificate of Determination for 6.40% Cumulative Preferred Stock, Series NN. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.49 Certificate of Determination for 7.125% Cumulative Preferred Stock, Series B. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B and incorporated herein by reference.

3.50 Certificate of Determination for 6.60% Cumulative Preferred Stock, Series C. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

3.51 Certificate of Determination for 6.18% Cumulative Preferred Stock, Series D. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.52 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.53 Amendment to Bylaws adopted on May 9, 1996. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

3.54 Amendment to Bylaws adopted on June 26, 1997. Filed with Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

3.55     Amendment   to  Bylaws   adopted  on  January  6,  1998.   Filed  with
         Registrant's Registration Statement No. 333-41123 and incorporated herein by reference.

3.56     Amendment  to  Bylaws  adopted  on  February  10,  1998.   Filed  with
         Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.57 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.58     Amendment to Bylaws  adopted on May 6, 1999.  Filed with  Registrants'
         Form  10-Q  for  the   quarterly   period  ended  June  30,  1999  and
         incorporated herein by reference.

3.59     Amendment  to  Bylaws   adopted  on  November  7,  2002.   Filed  with
         Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.60 Amendment to Bylaws adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.61 Amendment to Bylaws adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

3.62 Amendment to Bylaws adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

10.12* Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31,1995 and incorporated herein by reference.

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

10.22* Amended and Restated Storage Trust Realty Retention Bonus Plan effective as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

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

10.41* Employment Agreement between Registrant and Harvey Lenkin dated as of August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

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

10.51 Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. among PS Texas Holdings, Ltd. and the Limited Partners dated as of October 12, 2004. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.52 Deposit Agreement dated as of February 28, 2005 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D and incorporated herein by reference.

10.53* Form of 2001 Stock Option and Incentive Plan Non-qualified Stock Option Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

1054* Form of Restricted Stock Unit Agreement. Filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.55* Form of 2001 Stock Option and Incentive Plan Outside Director Stock Option Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.56* Form of Indemnification Agreement with Executive Officers. Filed herewith.

11       Statement Re: Computation of Earnings per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14       Code  of  Ethics  for  Senior  Financial  Officers.   Filed  with  the
         Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

21       Subsidiaries of the Registrant Filed Herewith.

23       Consent of Independent Auditors Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.


-------------------------
         1. SEC File No. 001-08389 unless otherwise indicated.

         * Compensatory benefit plan or arrangement or management contract.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           PUBLIC STORAGE, INC.

Date:  March 14, 2005                                   By:   /s/ Harvey Lenkin
                                                              -----------------
                                                       Harvey Lenkin, President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                                              Title                                    Date
-------------------------------         ------------------------------------------------------------  -------------------
/s/ Ronald L. Havner, Jr.                  Vice-Chairman of the Board, Chief                               March 14, 2005
------------------------
Ronald L. Havner, Jr.                      Executive Officer and Director
                                           (principal executive officer)
/s/ Harvey Lenkin                          President and Director                                          March 14, 2005
------------------------
Harvey Lenkin
/s/ John Reyes                             Senior Vice President and                                       March 14, 2005
------------------------
John Reyes                                 Chief Financial Officer
                                           (principal financial officer and principal accounting
                                           officer)
/s/ B. Wayne Hughes                        Chairman of the Board                                           March 14, 2005
------------------------
B. Wayne Hughes
/s/ B. Wayne Hughes, Jr.                   Director                                                        March 14, 2005
------------------------
B. Wayne Hughes, Jr.
/s/ Robert J. Abernethy                    Director                                                        March 14, 2005
------------------------
Robert J. Abernethy
/s/ Dann V. Angeloff                       Director                                                        March 14, 2005
------------------------
Dann V. Angeloff
                                           Director                                                        March 14, 2005
------------------------
William C. Baker
/s/ John T. Evans                          Director                                                        March 14, 2005
------------------------
John T. Evans
/s/ Uri P. Harkham                         Director                                                        March 14, 2005
------------------------
Uri P. Harkham
/s/ Daniel C. Staton                       Director                                                        March 14, 2005
------------------------
Daniel C. Staton


                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES

                                 (Item 15 (a))


                                                                            Page References
                                                                           -----------------

Report of Independent Registered Public Accounting Firm...................         F-1

Consolidated balance sheets as of December 31, 2004 and 2003..............         F-2

For each of the three years in the period ended December 31, 2004:

Consolidated statements of income.........................................         F-3

Consolidated statements of shareholders' equity ..........................         F-4

Consolidated statements of cash flows.....................................      F-5 - F-6

Notes to consolidated financial statements................................     F-7 - F- 43

Schedule:

III - Real estate and accumulated depreciation............................     F-44 - F-82


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Public Storage, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.


                                                              ERNST & YOUNG LLP

Los Angeles, California

March 14, 2005

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                    (amounts in thousands, except share data)

                                                                                        December 31,         December 31,
                                                                                            2004                2003
                                                                                     -----------------    -----------------

                                       ASSETS

Cash and cash equivalents....................................................         $     366,255        $     204,833
Real estate facilities, at cost:
   Land......................................................................             1,431,148            1,332,882
   Buildings.................................................................             4,079,602            3,792,616
                                                                                     -----------------    -----------------
                                                                                          5,510,750            5,125,498
   Accumulated depreciation..................................................            (1,320,200)          (1,153,059)
                                                                                     -----------------    -----------------
                                                                                          4,190,550            3,972,439
   Construction in process...................................................                47,277               69,620
   Land held for development.................................................                 8,883               12,236
                                                                                     -----------------    -----------------
                                                                                          4,246,710            4,054,295

Investment in real estate entities...........................................               341,304              336,696
Goodwill.....................................................................                78,204               78,204
Intangible assets, net.......................................................               104,685              111,289
Notes receivable, primarily due from related parties.........................                   492              100,510
Other assets.................................................................                67,140               82,242
                                                                                     -----------------    -----------------
              Total assets...................................................         $   5,204,790        $   4,968,069
                                                                                     =================    =================
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................         $     129,519        $      76,030
Preferred stock called for redemption........................................                54,875              115,000
Debt to joint venture partner................................................                16,095                    -
Accrued and other liabilities................................................               145,431              131,103
                                                                                     -----------------    -----------------
         Total liabilities...................................................               345,920              322,133
Minority interest:
   Preferred partnership interests...........................................               310,000              285,000
   Other partnership interests...............................................               118,903              141,137
Commitments and contingencies (Note 17)......................................                     -                    -
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     3,980,186 shares issued (in series) and outstanding, (5,763,986 at
     December 31, 2003) at liquidation preference............................             2,102,150            1,867,025
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 128,526,450
     shares issued and outstanding (126,986,734 at December 31, 2003)........                12,853               12,699
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,776.102 shares issued and outstanding.................................                     -                    -
   Paid-in capital...........................................................             2,457,568            2,438,632
   Cumulative net income.....................................................             2,732,873            2,366,660
   Cumulative distributions paid.............................................            (2,875,477)          (2,465,217)
                                                                                     -----------------    -----------------
         Total shareholders' equity..........................................             4,429,967            4,219,799
                                                                                     -----------------    -----------------
              Total liabilities and shareholders' equity.....................         $   5,204,790        $   4,968,069
                                                                                     =================    =================

                            See accompanying notes.
                                      F-2

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 2004
                  (amounts in thousands, except per share data)

                                                                            2004                2003                2002
                                                                       ---------------    ----------------     ---------------
Revenues:
   Rental income:
      Self-storage facilities...................................        $    863,463        $    798,584        $    761,446
      Commercial properties.....................................              10,750              11,001              11,304
      Containerized storage facilities..........................              19,355              23,991              22,355
   Tenant reinsurance premiums..................................              24,243              22,464              19,947
   Interest and other income....................................              10,165               8,628               8,661
                                                                       ---------------    ----------------     ---------------
                                                                             927,976             864,668             823,713
                                                                       ---------------    ----------------     ---------------
Expenses:
  Cost of operations:
      Storage facilities........................................             300,921             280,905             250,215
      Commercial properties.....................................               4,328               4,583               4,259
      Containerized storage facilities..........................              11,774              13,939              17,612
      Tenant reinsurance........................................              13,508              11,987               9,411
  Depreciation and amortization.................................             183,148             184,145             175,834
  General and administrative....................................              18,813              17,127              15,619
  Interest expense..............................................                 760               1,121               3,809
                                                                       ---------------    ----------------     ---------------
                                                                             533,252             513,807             476,759
                                                                       ---------------    ----------------     ---------------
Income from continuing operations before equity in earnings of real estate entities, gain (loss) on disposition of real estate
   investments and casualty loss and minority interest in income             394,724             350,861             346,954

Equity in earnings of real estate entities (Note 6).............              22,564              24,966              29,888
Gain (loss) on disposition of real estate and real estate
   investments and casualty loss ...............................                  67               1,007              (2,541)
Minority interest in income:
  Preferred partnership interests:
     Based on ongoing distributions paid........................             (22,423)            (26,906)            (26,906)
     Special distribution and restructuring allocation (Note 10)             (10,063)                  -                   -
  Other partnership interests...................................             (17,427)            (16,797)            (17,181)
                                                                       ---------------    ----------------     ---------------
Income from continuing operations...............................             367,442             333,131             330,214
Discontinued operations (Note 4)................................              (1,229)              3,522             (11,476)
                                                                       ---------------    ----------------     ---------------
Net income......................................................        $    366,213        $    336,653        $    318,738
                                                                       ===============    ================     ===============
Net income allocation:
----------------------
   Allocable to preferred shareholders:
     Based on distributions paid................................        $    157,925        $    146,196        $    148,926
     Based on redemptions of preferred stock (Note 2)...........               8,724               7,120               6,888
   Allocable to Equity Stock, Series A..........................              21,501              21,501              21,501
   Allocable to common shareholders.............................             178,063             161,836             141,423
                                                                       ---------------    ----------------     ---------------
                                                                        $    366,213        $    336,653        $    318,738
                                                                       ===============    ================     ===============
Net income per common share - basic
   Continuing operations........................................       $        1.40        $      1.26         $       1.24
   Discontinued operations......................................               (0.01)              0.03               (0.09)
                                                                       ---------------    ----------------     ---------------
                                                                       $        1.39        $      1.29         $       1.15
                                                                       ===============    ================     ===============
Net income per common share - diluted
   Continuing operations........................................       $        1.39        $      1.25         $       1.23
   Discontinued operations......................................               (0.01)              0.03                (0.09)
                                                                       ---------------    ----------------     ---------------
                                                                       $        1.38        $      1.28         $       1.14
                                                                       ===============    ================     ===============
Net income per depositary share of Equity Stock, Series A (basic
   and diluted) ................................................       $        2.45        $      2.45        $       2.45
                                                                       ===============    ================     ===============
Basic weighted average common shares outstanding................             127,836             125,181             123,005
                                                                       ===============    ================     ===============
Diluted weighted average common shares outstanding..............             128,681             126,517             124,571
                                                                       ===============    ================     ===============
Weighted average shares of Equity Stock, Series A (basic and
   diluted) ....................................................               8,776               8,776               8,776
                                                                       ===============    ================     ===============

                            See accompanying notes.
                                      F-3

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2004
           (Amounts in thousands, except share and per share amounts)

                                                                       Cumulative                Class B
                                                                        Preferred     Common      Common      Paid-in
                                                                          Stock        Stock      Stock       Capital
                                                                    --------------- ------------ ---------   ----------- -
Balances at December 31, 2001......................................     1,540,150       11,496        700      2,325,898
   Issuance of Cumulative Preferred Stock; Series T (6,000 shares),
     Series U (6,000 shares) and Series V (6,900 shares)...........       472,500            -          -        (15,484)
   Redemption of Cumulative Preferred Stock; Series A (1,825,000
     shares) and Series J (6,000 shares)...........................      (195,625)           -          -            (36)
   Issuance of Common Stock (2,040,540 shares).....................             -          204          -         61,033
   Repurchase of Common Stock (11,000 shares)......................             -           (1)         -           (380)
   Stock option expense (Note 13)..................................             -            -          -            163
   Net income......................................................             -            -          -              -
   Distributions to shareholders:
     Cumulative Preferred Stock....................................             -            -          -              -
     Equity Stock, Series A........................................             -            -          -              -
     Common Stock ($1.80 per common share and common share
     equivalent)...................................................             -            -          -              -
                                                                    --------------- ------------ ---------   -----------
Balances at December 31, 2002......................................     1,817,025       11,699        700      2,371,194
   Issuance of Cumulative Preferred Stock; Series W (5,300 shares)
     and Series X (4,800 shares)...................................       252,500            -          -         (8,354)
   Redemption of Cumulative Preferred Stock; Series B (2,300,000
     shares), Series C (1,200,000 shares) and Series K (4,600
     shares).......................................................      (202,500)           -          -            (35)
   Conversion of Class B Common Stock (7,000,000 shares) (Note 11)              -          700       (700)             -
   Issuance of Common Stock (3,170,279 shares) (Note 11)...........             -          317          -         81,281
   Repurchase of Common Stock (175,000 shares) (Note 11)...........             -          (17)         -         (5,984)
   Stock option and restricted stock expense (Note 13).............             -            -          -            530
   Net income......................................................             -            -          -              -
   Distributions to shareholders:
     Cumulative Preferred Stock....................................             -            -          -              -
     Equity Stock, Series A........................................             -            -          -              -
     Common Stock ($1.80 per share)................................             -            -          -              -
                                                                    --------------- ------------ ---------   -----------
Balances at December 31, 2003......................................     1,867,025       12,699          -      2,438,632
   Issuance of Cumulative Preferred Stock; Series Y (1,600,000
   shares), Series Z (4,500 shares), Series A (4,600 shares),
   Series B (4,350 shares), and Series C (4,600 shares) ...........       491,250            -          -        (15,016)
   Redemption of Cumulative Preferred Stock; Series L (4,600
   shares), Series M (2,250 shares), Series D (1,200,000 shares),
   and Series E (2,195,000 shares).................................      (256,125)           -          -             81
   Restructuring of Series N preferred partnership units (Note 10).             -            -          -          2,063
   Issuance of common stock in connection with:
    Exercise of employee stock options (1,957,907 shares)..........             -          196                    49,733
    Vesting of restricted stock (27,509 shares)....................             -            3          -             (3)
   Repurchase of common stock (445,700 shares) (Note 11)...........             -          (45)         -        (20,250)
   Stock option and restricted stock expense (Note 13).............             -            -          -          2,490
   Net income......................................................             -            -          -              -
   Distributions to shareholders:                                               -            -          -              -
     Cumulative Preferred Stock....................................             -            -          -              -
     Equity Stock, Series A........................................             -            -          -              -
     Common Stock ($1.80 per share)................................             -            -          -              -
                                                                    --------------- ------------ ---------   -----------
Balances at December 31, 2004......................................   $ 2,102,150    $  12,853   $      -    $ 2,457,568
                                                                    =============== ============ =========   ===========

                                                                                                         Total
                                                                      Cumulative      Cumulative     Shareholders'
                                                                      Net Income    Distributions        Equity
                                                                     ------------- ---------------  ----------------
Balances at December 31, 2001......................................    1,711,269      (1,679,930)        3,909,583
   Issuance of Cumulative Preferred Stock; Series T (6,000 shares),
     Series U (6,000 shares) and Series V (6,900 shares)...........            -               -           457,016
   Redemption of Cumulative Preferred Stock; Series A (1,825,000
     shares) and Series J (6,000 shares)...........................            -               -          (195,661)
   Issuance of Common Stock (2,040,540 shares).....................            -               -            61,237
   Repurchase of Common Stock (11,000 shares)......................            -               -              (381)
   Stock option expense (Note 13)..................................            -               -               163
   Net income......................................................      318,738               -           318,738
   Distributions to shareholders:
     Cumulative Preferred Stock....................................            -        (148,926)         (148,926)
     Equity Stock, Series A........................................            -         (21,501)          (21,501)
     Common Stock ($1.80 per common share and common share
     equivalent)...................................................            -        (221,299)         (221,299)
                                                                     ------------- ---------------  ----------------
Balances at December 31, 2002......................................    2,030,007      (2,071,656)        4,158,969
   Issuance of Cumulative Preferred Stock; Series W (5,300 shares)
     and Series X (4,800 shares)...................................            -               -           244,146
   Redemption of Cumulative Preferred Stock; Series B (2,300,000
     shares), Series C (1,200,000 shares) and Series K (4,600
     shares).......................................................            -               -          (202,535)
   Conversion of Class B Common Stock (7,000,000 shares) (Note 11)             -               -                 -
   Issuance of Common Stock (3,170,279 shares) (Note 11)...........            -               -            81,598
   Repurchase of Common Stock (175,000 shares) (Note 11)...........            -               -            (6,001)
   Stock option and restricted stock expense (Note 13).............            -               -               530
   Net income......................................................      336,653               -           336,653
   Distributions to shareholders:
     Cumulative Preferred Stock....................................            -        (146,196)         (146,196)
     Equity Stock, Series A........................................            -         (21,501)          (21,501)
     Common Stock ($1.80 per share)................................            -        (225,864)         (225,864)
                                                                     ------------- ---------------  ----------------
Balances at December 31, 2003......................................    2,366,660      (2,465,217)        4,219,799
   Issuance of Cumulative Preferred Stock; Series Y (1,600,000
   shares), Series Z (4,500 shares), Series A (4,600 shares),
   Series B (4,350 shares), and Series C (4,600 shares) ...........            -               -           476,234
   Redemption of Cumulative Preferred Stock; Series L (4,600
   shares), Series M (2,250 shares), Series D (1,200,000 shares),
   and Series E (2,195,000 shares).................................            -               -          (256,206)
   Restructuring of Series N preferred partnership units (Note 10).            -               -             2,063
   Issuance of common stock in connection with:
    Exercise of employee stock options (1,957,907 shares)..........            -               -            49,929
    Vesting of restricted stock (27,509 shares)....................            -               -                 -
   Repurchase of common stock (445,700 shares) (Note 11)...........            -               -           (20,295)
   Stock option and restricted stock expense (Note 13).............            -               -             2,490
   Net income......................................................      366,213               -           366,213
   Distributions to shareholders:                                              -
     Cumulative Preferred Stock....................................            -        (157,925)         (157,925)
     Equity Stock, Series A........................................            -         (21,501)          (21,501)
     Common Stock ($1.80 per share)................................            -        (230,834)         (230,834)
                                                                     ------------- ---------------  ----------------
Balances at December 31, 2004......................................  $ 2,732,873   $  (2,875,477)    $   4,429,967
                                                                     ============= ===============  ================

                            See accompanying notes.
                                      F-4

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2004
                             (amounts in thousands)


                                                                                        2004           2003            2002
                                                                                   --------------  -------------   --------------
Cash flows from operating activities:
   Net income..................................................................     $   366,213     $   336,653     $   318,738
   Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of assets, net of impairment charge, and impact of EITF Topic
       D-42 included in equity in earnings of real estate investments (Note 6).          (4,544)           (187)         (3,737)
    (Gain)/loss on disposition of real estate and real estate investments
       and casualty loss....................................................                (67)         (1,007)          2,541
    Depreciation and amortization...........................................            183,148         184,145         175,834
    Depreciation included in equity in earnings of real estate entities.....             33,720          27,753          27,078
    Minority interest in income.............................................             49,913          43,703          44,087
    Depreciation, impairment losses, and other items associated with
       discontinued operations (Note 4).....................................              1,801           1,966          12,318
    Other operating activities..............................................             17,259          15,598          14,424
                                                                                   --------------  -------------   --------------
       Total adjustments....................................................            281,230         271,971         272,545
                                                                                   --------------  -------------   --------------
       Net cash provided by operating activities............................            647,443         608,624         591,283
                                                                                   --------------  -------------   --------------
Cash flows from investing activities:
    Principal payments received on mortgage notes receivable................                 18          23,814          35,513
    Paydown/(issuance) of notes receivable to affiliates....................            100,000        (100,000)              -
    Business combinations...................................................                  -               -        (139,680)
    Capital improvements to real estate facilities .........................            (35,868)        (30,175)        (26,993)
    Construction in process and acquisition of land held for development....            (71,602)       (102,428)       (101,110)
    Acquisition of minority interests (Note 10).............................            (24,851)         (9,867)        (27,544)
    Acquisition of real estate facilities...................................           (139,794)              -         (30,117)
    Investments in real estate entities.....................................            (33,784)        (35,118)        (33,956)
    Proceeds from the sale of real estate facilities, land, and real estate              12,648          34,883          15,209
       investments..........................................................
    Net liquidation (acquisition) of held to maturity debt securities held
       by captives (Note 2) ................................................              7,066         (14,194)         (2,322)
     Other investing activities..............................................            (2,250)         (9,285)        (14,786)
                                                                                   --------------  -------------   --------------
       Net cash used in investing activities................................           (188,417)       (242,370)       (325,786)
                                                                                   --------------  -------------   --------------
Cash flows from financing activities:
    Principal payments on notes payable and paydowns on line of credit......            (41,204)        (39,837)        (52,685)
    Net proceeds from the issuance of common stock..........................             49,929          68,618          23,333
    Net proceeds from the issuance of cumulative preferred stock............            476,234         244,146         457,016
    Repurchase of common stock..............................................            (20,295)         (6,001)           (381)
    Redemption of cumulative preferred stock................................           (316,331)        (87,535)       (195,661)
    Distributions paid to shareholders......................................           (410,260)       (393,561)       (391,726)
    Distributions paid to holders of preferred partnership interests........            (22,423)        (26,906)        (26,906)
    Special distribution paid to holders of preferred partnership interests              (8,000)              -               -
       (Note 10)............................................................
    Distributions paid to minority interests, net of reinvestments..........            (21,349)        (23,469)        (24,710)
    Net proceeds from financing through acquisition joint venture...........             16,095               -               -
                                                                                   --------------  -------------   --------------
       Net cash used in financing activities................................           (297,604)       (264,545)       (211,720)
                                                                                   --------------  -------------   --------------
Net increase in cash and cash equivalents...................................            161,422         101,709          53,777
Cash and cash equivalents at the beginning of the year......................            204,833         103,124          49,347
                                                                                   --------------  -------------   --------------
Cash and cash equivalents at the end of the year............................        $   366,255     $   204,833     $   103,124
                                                                                   ==============  =============   ==============


                            See accompanying notes.
                                      F-5

                                   (Continued)


                                                                                      2004            2003           2002
                                                                                   --------------  -------------   --------------
Supplemental schedule of non cash investing and financing activities:
   Acquisition of real estate facilities in exchange for minority interests and assumption of mortgage notes payable:
       Real estate facilities..............................................        $ (119,693)      $       -      $       -
       Mortgage notes payable..............................................            94,693               -              -
       Preferred partnership interests.....................................            25,000               -              -
   Business combinations (Note 3):
       Real estate facilities..............................................                 -               -       (330,426)
       Investment in real estate entities..................................                 -               -        160,236
       Other assets........................................................                 -               -         (8,187)
       Accrued and other liabilities.......................................                 -               -         23,891
       Minority interest...................................................                 -               -         14,806
   Disposition of real estate facilities in exchange for notes receivable,
     other assets, and investment in real estate entities..................                 -               -            493
   Notes receivable issued in connection with real estate dispositions.....                 -               -           (493)
   Disposition of minority interest in exchange for other assets:
       Other assets........................................................                 -               -         (1,450)
       Minority interest...................................................                 -               -          3,289
   Acquisition of minority interest in exchange for common stock (Note 10):
       Real estate facilities..............................................                 -         (16,687)       (39,780)
       Minority interest...................................................                 -          (6,690)       (25,668)
   Exchange of Cumulative Preferred Stock, Series B for Cumulative Preferred
     Stock, Series T:
        Reduction in Cumulative Preferred Stock, Series B..................                 -               -         (2,150)
        Increase in Cumulative Preferred Stock, Series T...................                 -               -          2,150
       Issuance of Common Stock to acquire minority interests..............                 -          13,510         37,904
   Exchange of Common Stock for Common Stock, Series B:
       Reduction in Common Stock, Series B (7,000,000 shares)..............                 -            (700)             -
       Increase in Common Stock (7,000,000 shares).........................                 -             700              -


                            See accompanying notes.
                                      F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

              At December 31, 2004, we had direct and indirect equity interests in 1,464 self-storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 19.6 million net rentable square feet of commercial space located in 10 states.

2.   Summary of significant accounting policies
     ------------------------------------------

              Basis of presentation
              ---------------------

              The consolidated financial statements include the accounts of the Company and 37 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,433 real estate facilities, consisting of 1,426 self-storage facilities, three industrial facilities used by the containerized storage operations and four commercial properties.

              At December 31, 2004, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 38 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 18.0 million net rentable square feet of commercial space as of December 31, 2004. We do not control these entities; accordingly, our investments in these limited partnerships and PSB (collectively the "Unconsolidated Entities") are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the December 31, 2004 presentation, including discontinued operations (see Note 4).

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

              Income taxes
              ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders provided that we meet certain tests. We believe we have met these tests during 2004, 2003 and 2002; accordingly, no provision for income taxes has been made in the accompanying financial statements.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, and other financial assets included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. A comparison of the carrying amount of notes payable to their estimated fair value is included in Note 8, "Notes Payable." Debt assumed in connection with property acquisitions is recorded at fair value, based upon the present value of future interest and principal payments discounted at the estimated market interest rate for similar loans. Any premium or discount is amortized over the remaining life of the loans using the effective interest method.

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

              Included in cash and cash equivalents at December 31, 2004 is $1,984,000 ($1,835,000 at December 31, 2003) held by our captive insurance programs. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities (see Note 3). Our captive insurance programs are conducted by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company and its affiliates, which is approximately 90.1% owned by the Company and the Consolidated Entities, and PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a captive insurer formed on December 31, 2003 which is wholly owned by a subsidiary of the Company. Other assets at December 31, 2004 include aggregate investments totaling $20,929,000 ($27,995,000 at December 31, 2003) in held to maturity debt securities owned by our captive insurance programs stated at amortized cost, which approximates fair value.

              Real Estate Facilities
              ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, renovation, and improvement of properties are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance expense are charged to expense when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

              Accounting for Acquisition Joint Venture
              ----------------------------------------

              In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. For a six-month period beginning 54 months after formation, we have the right to acquire our joint venture partner's interest based upon the market value of the properties. If we do not exercise our option, our joint venture partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our joint venture partner fails to exercise its option, the partnership will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              We have determined that the Acquisition Joint Venture is not a variable interest entity, and we do not control this entity. Therefore, we do not consolidate the accounts of the Acquisition Joint Venture on our financial statements.

              During the year ended December 31, 2004, the Acquisition Joint Venture acquired two facilities directly from third parties at an aggregate cost of $9,086,000. We account for our investment with respect to these facilities using the equity method, with our pro-rata share of the income from these facilities recorded as "Equity in earnings of real estate entities" on our income statement. See Note 6 for further discussion of these amounts.

              In addition, at the end of December 2004, we sold seven facilities that we recently acquired to the Acquisition Joint Venture for an aggregate cost of $22,993,000 representing our original cost. Due to our continuing interest in these facilities and our option to acquire our Partner's investment as described above in Year 5 we are precluded from treating these transactions as completed sales of facilities pursuant to Statement of Financial Accounting Standards No. 66 ("SFAS 66"). Therefore, we continue to reflect these properties and associated operations on our financial statements.

              We believe that it is likely that we will exercise our option to acquire our joint venture partner's interest and, accordingly, we consider the transactions to be, in substance, debt financing. Our joint venture partner's 70% investment in the Acquisition Joint Venture with respect to the seven properties is therefore reflected as a liability on our balance sheet, "Debt to Joint Venture Partner," with our joint venture partner's share of operations reflected on our income statement as interest expense. The balance of the liability is adjusted each period to equal the current value to the extent fair value exceeds the original liability. See Note 9 for a further discussion of these debt amounts.

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

              With respect to goodwill, we evaluate impairment annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluations.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to its previously estimated useful life is stated at what we estimate to be the lower of its estimated net realizable value (less cost to sell) or its carrying value. During 2004, 2003 and 2002 we recorded impairment charges related to containers, trucks, and other equipment at containerized storage facilities identified for closure (see Note 4). These impairment charges were based upon the differential between book value and the estimated net realizable value, which was based upon prices for similar assets, and were equal to the net proceeds ultimately received. No other impairments were identified from our evaluations.

              Accounting for stock-based compensation
              ---------------------------------------

              We utilize the Fair Value Method (as defined in Note 13) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (as defined in Note 13) for employee stock options issued prior to January 1, 2002. Restricted stock unit expense is recorded over the relevant vesting period. See Note 13 for a full discussion of our accounting with respect to employee stock options and restricted stock units.

              Other assets
              ------------

              Other assets primarily consist of containers and equipment associated with the containerized storage operations, assets associated with the truck rental business, accounts receivable, and prepaid expenses. Accounts receivable due from tenants are net of allowances for estimated doubtful accounts.

              Containers and equipment utilized in our containerized storage business totaled $4,395,000 and $10,895,000 at December 31, 2004 and 2003,
     respectively. The carrying amounts are net of accumulated depreciation and asset impairment charges. As discussed in Note 4, during 2004, 2003 and 2002 impairment charges amounting to $1,575,000, $2,479,000 and $6,504,000, respectively, were recorded with respect to containers and equipment utilized in the discontinued containerized storage operations. In addition, during 2002, an impairment charge of $420,000 was recorded with respect to assets used in the continuing containerized storage operations.

              Included in depreciation and amortization expense for 2004, 2003 and 2002 is $7,544,000, $6,427,000, and $2,887,000 respectively, related to depreciation of other assets. Included in discontinued operations for 2004, 2003, and 2002, respectively, is depreciation expense of $726,000, $2,644,000, and $4,134,000 respectively, related to depreciation of containers and equipment of the discontinued operations of the containerized storage business.

              Other assets at December 31, 2004 also includes investments totaling $20,929,000 ($27,995,000 at December 31, 2003) in held to maturity debt securities owned by our captive insurance programs stated at amortized cost, which approximates fair value. Approximately $5,224,000 of these securities held at December 31, 2004 have maturity dates of within 1 year, and the remainder have maturity dates of between 1 to 5 years.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Accrued and other liabilities
              -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, prepayments of rents, accrued interest, and losses and loss adjustment liabilities from our insurance programs, as discussed below. Prepaid rent totals $26,289,000 and $23,029,000 at December 31, 2004 and 2003, respectively.

              Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates. While we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

              STOR-Re, which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PSIC-H with respect to these insurance activities for policy periods following March 31, 2004. The Company also utilizes other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 17. STOR-Re and PSIC-H accrue liabilities for covered losses and loss adjustment expense, which at December 31, 2004 totaled $34,192,000 ($28,741,000 at December 31, 2003)
     with respect to insurance provided to the Company and its affiliates.

              PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to March 31, 2004. PSIC-H succeeded PSIC with respect to these tenant insurance activities effective April 1, 2004. Both of these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant insurance operations. Included in cost of operations for the year ended December 31, 2004 is approximately $1.5 million in estimated losses from tenant claims as a result of damage sustained from the recent hurricanes in Florida. The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $4,898,000 at December 31, 2004 including the aforementioned $1.5 million in estimated losses from tenant claims ($2,486,000 at December 31, 2003).

              Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates. While we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Goodwill is net of accumulated amortization of $16,515,000 at December 31, 2004 and December 31, 2003. At December 31, 2004, property management contracts are net of accumulated amortization of $60,315,000 ($53,711,000 at December 31, 2003). Included in depreciation and amortization expense for each of the years ended December 31, 2004, 2003 and 2002 is $6,604,000 with respect to the amortization of property management contracts. We expect amortization expense with respect to property management contracts will be $6,604,000 per year in each of the five years following the year ended December 31, 2004.

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

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expense totaled $27,336,000, $25,231,000, and $25,610,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

              Net income per common share
              ---------------------------

              Distributions paid to the holders of our Cumulative Preferred Stock totaling $157,925,000, $146,196,000, and $148,926,000 for the years ended December 31, 2004, 2003 and 2002, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or the Induced Conversion of Preferred Stock" provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer clarified that for purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified on issuance.

              In conformity with the SEC Observer's clarification, an additional $8,724,000 ($0.07 per diluted share), $7,120,000 ($0.06 per diluted share)
     and $6,888,000 ($0.06 per diluted share) was allocated to our preferred stockholders in connection with the redemption of such securities for the years ended December 31, 2004, 2003, and 2002, respectively.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Net income allocated to our common shareholders has been further allocated between our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A was allocated net income of $21,501,000 for each of the three years ended December 31, 2004, 2003 and 2002. The remaining $178,063,000, $161,836,000, and $141,423,000, for the years ended December 31, 2004, 2003, and 2002, respectively, was allocated to our regular common stockholders.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding, computed using the treasury stock method, that totaled 845,000 in 2004, 1,336,000 in 2003, and 1,566,000 in 2002).

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

3.   Business combinations
     ---------------------

              Development Joint Venture
              -------------------------

              On January 16, 2002, we acquired the remaining 70% interest we did not own in a partnership (the "Development Joint Venture"). The Development Joint Venture was formed in April 1997 to develop self-storage facilities and was funded with equity capital consisting of 30% from the Company and 70% from an institutional investor. The Development Joint Venture developed and owned a total of 47 self-storage facilities. Prior to January 16, 2002, we accounted for our investment in the Development Joint Venture using the equity method of accounting. The aggregate cost of this business combination was $268,209,000, consisting of our pre-existing investment in the Development Joint Venture of $115,131,000 and cash of $153,078,000 paid to the institutional investor to acquire its interest.

              STOR-Re Mutual Insurance Company, Inc.
              --------------------------------------

              As a result of obtaining a controlling ownership interest, effective July 1, 2002 we began consolidating STOR-Re. Accordingly, the assets and liabilities and operating results subsequent to July 1, 2002 of STOR-Re are included on our consolidated financial statements. Our investment in STOR-Re, which at June 30, 2002 was classified as an other asset in the amount of $8,541,000, was allocated to the cash, other assets, and liabilities of STOR-Re as described in the table below.

              STOR-Re was formed in 1994 as an association captive insurance company owned by the Company and its affiliates. STOR-Re provides limited property and liability insurance to the Company and its affiliates. The Company also utilizes other insurance carriers to provide property and liability coverage in excess of STOR-Re's limitations.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

              Each of the business combinations, indicated above, has been accounted for using the purchase method. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions, with the remainder, if any, allocated to goodwill. Accordingly, allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of such assets and liabilities assumed with respect to the transactions occurring in 2002 (none in 2003 or 2004) are summarized as follows:


                                       Development                 Partnership
                                      Joint Venture    STOR-Re     Acquisitions         Total
                                      -------------- ------------  -------------   ------------
                                                       (Amounts in thousands)
2002 business combinations:
    Real estate facilities....         $  269,898     $       -      $  60,528      $  330,426
    Cash......................                  -        12,647            751          13,398
    Other assets..............              1,122        14,553          1,053          16,728
    Accrued and other liabilities          (2,811)      (18,659)        (2,421)        (23,891)
    Minority interest ........                  -             -        (14,806)        (14,806)
                                      -------------- ------------  -------------   ------------
                                       $  268,209     $   8,541      $  45,105      $  321,855
                                      ============== ============  =============   ============

              The historical operating results of the above acquisitions prior to each respective acquisition date have not been included in the Company's historical operating results. Pro-forma data (unaudited) for the year ended December 31, 2002 (there were no pro-forma adjustments required for the years ended December 31, 2003 or 2004 as all the transactions denoted above had occurred by December 31, 2002) as though the business combinations above had been effective at the beginning of fiscal 2002 are as follows:

                                                            For the Year
                                                      Ended December 31, 2002
                                                      -----------------------
                                                       (in thousands except
                                                          per share data)
     Revenues....................................           $825,060
     Net income..................................           $318,503

     Net income per common share (Basic).........             $1.15
     Net income per common share (Diluted).......             $1.13

              The pro-forma data does not purport to be indicative either of results of operations that would have occurred had the transactions occurred at the beginning of fiscal 2002 or future results of operations of the Company. Certain pro-forma adjustments were made to the combined historical amounts to reflect (i) expected reductions in general and administrative expenses, (ii) estimated increased interest expense from bank borrowings to finance the cash portion of the acquisition cost, and
     (iii) estimated increase in depreciation expense.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

4.   Discontinued Operations
     -----------------------

              We segregate all of our disposed components that have operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              During 2002, 2003, and 2004, we have closed a total of 43 containerized storage facilities that were determined to be non-strategic (the "Closed Facilities."). As the decision was made to close each facility, the related assets were deemed not recoverable from operations and therefore asset impairment charges for the excess of these assets' net book value over their fair value (less costs to sell), determined based upon the values of similar assets, were recorded. These asset impairment charges totaled $1,575,000, $3,229,000 (including $750,000 with respect to a real estate facility previously utilized by the Closed Facilities), and $6,504,000 for the years ended December 31, 2004, 2003 and 2002, respectively. A loss on sale in the amount of $355,000 was also recorded in 2003 in connection with the sale of the real estate facility previously utilized by the Closed Facilities. Amounts for 2004 and 2002 also include $416,000 and $2,447,000 in lease termination costs, respectively.

              During 2003, we sold five self-storage facilities and recorded an aggregate gain on sale of $5,476,000. The historical operations of these facilities are reported as discontinued operations in the table below as the "Sold Self-Storage Facilities."

              During 2002, we sold one of our commercial properties to a third party, and no gain or loss was recorded from this sale. During 2004, we sold another commercial property to a third party and recorded a gain on sale of $971,000. The historical operating results of these facilities are reported as discontinued operations in the table below as the "Sold Commercial Facilities."

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              The following table summarizes the historical operations of the Closed Facilities, the Sold Self-Storage Facilities, and the Sold Commercial Facilities:

Discontinued Operations:
                                             Year Ended December 31,
                                        -------------------------------------
                                           2004         2003          2002
                                        ----------    ----------    ----------
                                                (Amounts in thousands)
Rental income:
  Closed Facilities...............      $   7,488    $  19,347     $  29,764
  Sold Self-Storage Facilities....              -        1,579         1,841
  Sold Commercial Facilities......            314          441           745
                                        -----------   ----------    ----------
Total rental income...............          7,802       21,367        32,350
                                        -----------   ----------    ----------
Cost of operations:
  Closed Facilities...............         (6,733)     (15,157)      (28,032)
  Sold Self-Storage Facilities....              -         (617)         (742)
  Sold Commercial Facilities......            (81)        (105)         (287)
                                        -----------   ----------    ----------
Total cost of operations..........         (6,814)     (15,879)      (29,061)
                                        -----------   ----------    ----------
Depreciation expense:
  Closed Facilities ..............         (1,115)      (3,335)       (5,071)
  Sold Self-Storage Facilities....              -         (424)         (528)
  Sold Commercial Facilities......            (82)         (99)         (215)
                                        -----------   ----------    ----------
Total depreciation ...............         (1,197)      (3,858)       (5,814)
                                        -----------   ----------    ----------
Other
  Asset impairment charges........         (1,575)      (3,229)       (6,504)
  Lease termination costs.........           (416)           -        (2,447)
  Net gain (loss) on dispositions.            971        5,121             -
                                        -----------   ----------    ----------
Total other ......................         (1,020)       1,892        (8,951)
                                        -----------   ----------    ----------
Total discontinued operations           $   (1,229)   $  3,522      $ (11,476)
                                        ===========   ==========    ==========

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

5.   Real estate facilities
     ----------------------

              Activity in real estate facilities during 2004, 2003 and 2002 is as follows:


                                                                      2004               2003              2002
                                                                 ----------------  ----------------   ---------------
                                                                                  (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  5,125,498       $  4,988,526      $  4,431,054
  Property acquisitions:
     Business combinations (Note 3) ......................                   -                  -           330,426
     Other acquisitions...................................             259,487                  -            30,117
  Disposition of facilities...............................              (6,785)           (31,327)           (4,619)
  Completed projects opened for operations................              93,017            121,437           134,775
  Casualty losses.........................................              (2,874)                 -                 -
  Acquisition of minority interest (Note 10)..............               6,539             16,687            39,780
  Capital improvements....................................              35,868             30,175            26,993
                                                                 ----------------  ----------------   ---------------
  Ending balance..........................................           5,510,750          5,125,498         4,988,526
                                                                 ----------------  ----------------   ---------------
Accumulated depreciation:
  Beginning balance.......................................          (1,153,059)          (987,546)         (819,932)
  Additions during the year (a)...........................            (169,471)          (172,328)         (168,023)
  Casualty losses.........................................               1,624                  -                 -
  Disposition of facilities...............................                 706              6,815               409
                                                                 ----------------  ----------------   ---------------
  Ending balance..........................................          (1,320,200)        (1,153,059)         (987,546)
                                                                 ----------------  ----------------   ---------------
Construction in process:
   Beginning balance......................................              69,620             87,516           121,181
   Current development....................................              71,602            102,428           101,110
   Transfers (to) from land held for development..........                (928)             1,113                 -
   Completed projects opened for operations...............             (93,017)          (121,437)         (134,775)
                                                                 ----------------  ----------------   ---------------
   Ending balance.........................................              47,277             69,620            87,516
                                                                 ----------------  ----------------   ---------------
Land held for development:
  Beginning balance.......................................              12,236             17,807            30,001
  Transfers from (to) construction in process.............                 928             (1,113)                -
  Dispositions............................................              (4,281)            (4,458)          (12,194)
  Ending balance..........................................               8,883             12,236            17,807
                                                                 ----------------  ----------------   ---------------
 Total real estate facilities.............................        $  4,246,710       $  4,054,295      $  4,106,303
                                                                 ================  ================   ===============


              Operating Facilities
              --------------------

              During the year ended December 31, 2004, we opened seven newly developed self-storage facilities (505,000 net rentable square feet) with an aggregate cost of $61,558,000. We also completed nine projects to convert 460,000 net rentable square feet previously used by our containerized storage business into 606,000 net rentable square feet of self-storage space for an aggregate cost of $17,022,000, as well as various projects that structurally and visually enhanced certain projects, and expanded the square footage of our existing self-storage facilities (108,000 net rentable square feet) for an aggregate cost of $12,918,000. In addition, we incurred $1,519,000 in additional costs with respect to projects completed in 2003.

              In  2004 we also  acquired  interests  from  third  parties  in 45 self-storage facilities (3,109,000 net rentable square feet) at an aggregate cost of $259,487,000, comprised of $139,794,000 cash, $94,693,000 in assumed debt (Note 8) and the issuance of $25 million of our Series Z Perpetual Preferred Units (Note 10).

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              During year ended December 31, 2004, we sold one discontinued commercial facility, four vacant parcels of land and received partial condemnation proceeds with respect to two existing self-storage facilities. Total aggregate net proceeds totaled $12,648,000. We recorded a gain from these transactions of $2,288,000, of which, $1,317,000 is recorded to the line item "Gain (loss) on disposition of real estate and real estate investments and casualty loss" on our income statement and $971,000 is recorded in discontinued operations (Note 4) with respect to the aforementioned commercial facility.

              In addition, in 2004, we recorded a $1,250,000 casualty loss with respect to real estate assets damaged as a result of hurricanes occurring in the state of Florida. This casualty loss is comprised of $2,874,000 in buildings and $1,624,000 in accumulated depreciation and is reflected on the condensed consolidated statement of income as "Casualty Loss."

              During 2003, we opened 14 newly developed self-storage facilities with an aggregate cost of $107,126,000. We also completed expansions to eight existing self-storage facilities with a total cost of $12,533,000 and incurred additional costs with respect to facilities opened in prior years of $1,778,000.

              During 2003 we sold five self-storage facilities and an industrial facility previously used by the containerized storage operations for aggregate net proceeds of $20,950,000 of cash. An aggregate net gain on sale of $5,121,000 was recorded for these sales, combined with an impairment charge in the amount of $750,000 which was recorded when it was determined that the industrial facility would be sold for less than its book value. The gain and impairment charge are included in Discontinued Operations. See Note 4.

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

              At December 31, 2004, the unaudited adjusted basis of real estate facilities for federal tax purposes was approximately $3.4 billion.

              Construction in process and land held for development
              -----------------------------------------------------

              Construction in process at December 31, 2004 consists primarily of 10 self-storage facilities (754,000 net rentable square feet) and 37 expansion projects and various remodeling projects to enhance the visual and structural appeal of existing self-storage facilities (2,246,000 net rentable square feet). In addition, we have five parcels of land held for development with total costs of approximately $8,883,000.

6.   Investments in real estate entities
     -----------------------------------

              At December 31, 2004, our investments in real estate entities consist of ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to ours.

              A total of approximately $44 million of the Company's consolidated retained earnings is represented by undistributed earnings of the Unconsolidated Entities.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              During 2004, 2003 and 2002, we recognized earnings from our investments of $22,564,000, $24,966,000, and $29,888,000, respectively, and received cash distributions totaling $20,961,000, $17,754,000, and $19,496,000, respectively. During 2004, 2003 and 2002, earnings from our investments includes the net impact of PSB's gains on sale of real estate impairment charges, and EITF Topic D-42 charges aggregating $4,544,000, $187,000, and $3,737,000 in 2004, 2003 and 2002 respectively.

              During 2004, 2003, and 2002, we invested a total of $3,005,000, $340,000 and $223,000 in investments in real estate entities.

              The following table sets forth our investments in the Unconsolidated Entities at December 31, 2004 and 2003 and our equity in earnings of real estate investments for each of the three years ended December 31, 2004:


                                        Investments in Real Estate            Equity in Earnings of Real Estate Entities
                                         Entities at December 31,                  for the year ended December 31,
                                      -------------------------------        ------------------------------------------
                                           2004             2003                2004            2003            2002
                                      --------------     ------------        ------------   -----------     -----------
     PSB (a)........................    $   284,564       $   282,428         $  16,895      $  19,687       $  24,461
     Other investments..............         53,883            54,268             5,742          5,279           5,427
     Acquisition Joint Venture......          2,857                 -               (73)             -               -
                                      --------------     ------------        ------------   -----------     -----------
         Total......................     $  341,304        $  336,696         $  22,564      $  24,966       $  29,888
                                      ==============     ============        ============   ===========     ===========


         (a) Included in equity in earnings for 2004, 2003 and 2002 is the net impact of PSB's gains on sale of real estate impairment charges, and EITF Topic D-42 charges aggregating $4,544,000, $187,000, and $3,737,000 in 2004, 2003 and 2002 respectively.


              Investment in PS Business Parks, Inc. ("PSB")
              ---------------------------------------------

              On January 2, 1997, we reorganized our commercial property operations into an entity now known as PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company, and certain partnerships in which the Company has a controlling interest, have a 44% common equity interest in PSB as of December 31, 2004. This 44% common equity interest is comprised of the ownership of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at December 31, 2004 ($45.10), the shares and units had a market value of approximately $573,836,000 as compared to a book value of $284,564,000, which is substantially equivalent to our underlying equity in this entity.

              At December 31, 2004, PSB owned and operated approximately 18.0 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for each of the two years ended December 31, 2004 and 2003, and the condensed balance sheets of PSB at December 31, 2004 and 2003. The amounts below represent 100% of PSB's balances and not our pro-rata share.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


                                                            -------------------------------------
                                                                   2004              2003
                                                            ------------------  -----------------
                                                                  (Amount in thousands)
 For the year ended December 31,
   Total revenue and interest and other income, and gain
      on sale of Marketable securities..................    $        219,477     $      197,903
    Cost of operations and other expenses................            (72,651)           (62,108)
   Depreciation and amortization........................             (72,336)           (57,436)
   Discontinued operations (b)..........................              17,658              1,322
   Minority interest....................................             (30,005)           (30,585)
                                                            ------------------  -----------------
     Net income.........................................    $         62,143     $       49,096
                                                            ==================  =================
 At December 31,
   Total assets (primarily real estate).................    $      1,363,829     $    1,358,861
   Total debt (c).......................................              11,367            264,694
   Other liabilities....................................              38,453             35,701
   Preferred equity and preferred minority interests....             638,600            386,423
   Common equity........................................             675,409            672,043


         (a) Included in discontinued operations is an impairment charge recorded on impending real estate sales totaling $5,907,000 for the year ended December 31, 2003; net gains on sale of real estate facilities totaling $15,462,000 and $2,897,000 for the years ended December 31, 2004 and 2003, respectively. Also included in discontinued operations is equity in income from a disposed investment of $2,296,000 for the year ended December 31, 2003.

         (b) Total debt at December 31, 2003 includes $100,000,000 due to the Company pursuant to a loan agreement. See Note 12, Related Party Transactions, below.

              Acquisition Joint Venture
              -------------------------

              As described more fully under "Accounting for Acquisition Joint Venture" in Note 2, we formed a partnership (the "Acquisition Joint Venture") in January 2004 for the purpose of acquiring up to $125 million in existing self-storage facilities from third parties. Through December 31, 2004, the Acquisition Joint Venture had acquired two self-storage facilities directly from third parties at an aggregate cost of $9,086,000, of which our joint venture share was $2,930,000. Our investment in these two facilities is accounted for using the equity method of accounting.

              The following table sets forth certain condensed financial information (representing 100% of this entity's balances and not our pro-rata share) with respect to the two self-storage facilities acquired by the Acquisition Joint Venture.

                                                    Year Ended December 31, 2004
                                                    ----------------------------
                                                      (Amounts in thousands)
   Total revenue.................................... $          447
   Cost of operations and other expenses............           (192)
   Depreciation and amortization....................            (97)
     Net income..................................... $          158


                                                        At December 31, 2004
                                                    ----------------------------
                                                      (Amounts in thousands)
   Total assets (primarily storage facilitites)..... $        9,168
   Liabilities......................................             11
   Partners' equity.................................          9,157

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Other Investments
              -----------------

              The Other Investments consist primarily of an average 41% common equity ownership, which we owned throughout the three-year period ending December 31, 2004, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities. The book value of these investments ($53,883,000) is approximately $30,812,000 higher than our aggregate underlying equity in these entities; 70% of this difference (representing the portion allocated to building) is amortized as a reduction to equity in earnings over 25-year period. During 2004 and 2003, we acquired additional equity interests in these entities for a total of $75,000 and $340,000, respectively.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to Other Investments:

                                                  2004              2003
                                             ---------------   ---------------
                                                   (Amount in thousands)
 For the year ended December 31,
 Total revenue........................       $       28,376    $       26,763
 Cost of operations and other expenses               (9,870)           (9,109)
 Depreciation and amortization........               (2,247)           (2,573)
                                             ---------------   ---------------
     Net income.......................       $       16,259    $       15,081
                                             ===============   ===============
 At December 31,
 Total assets (primarily storage             $       58,124    $       56,592
     facilities)......................
 Total debt...........................                    -             1,930
 Other liabilities....................                1,853             1,618
 Partners' equity.....................               56,271            53,044

7.   Revolving line of credit
     ------------------------

              We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum). At December 31, 2004 and at March 15, 2005, we had no outstanding borrowings on our line of credit.

              The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at December 31, 2004.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

8.   Notes payable
     -------------

              Notes payable at December 31, 2004 and 2003 consist of the following:


                                                                          2004                      2003
                                                               -------------------------  -------------------------
                                                                 Carrying                  Carrying
                                                                  amount     Fair value     amount      Fair value
                                                               ------------ ------------  -----------  ------------
                                                                              (Amounts in thousands)
Unsecured senior notes:
  7.47% note repaid in January 2004.......................        $      -     $      -     $ 14,600     $ 15,001
  7.66% note due January 2007.............................          33,600       35,355       44,800       49,346

Mortgage notes payable:
  10.55% mortgage notes repaid in June 2004...............               -            -       14,863       15,266
  7.134% and 8.75% mortgage notes secured by two real estate facilities with a net book value of $11.2 million,
      principal and interest payable monthly, due at varying
      dates between October 2009 and September 2028.......           1,629        1,782        1,767        1,956
  5.05% mortgage notes (including note premium of $2.4 million)
      secured by 25 real estate facilities with a net book
      value of $95.9 million, principal and interest due
      monthly, due at varying dates  between October 2010 and
      May 2023............................................          41,470       41,470            -            -
  5.25% mortgage notes (including note premium of $4.0 million)
      secured by 7 real estate facilities with a net book
      value of $88.3 million, principal and interest due
      monthly, due at varying dates between June 2011 and July
      2013................................................          52,820       52,820            -            -
                                                               ------------ ------------  -----------  ------------
         Total notes payable..............................        $129,519     $131,427     $ 76,030     $ 81,569
                                                               ============ ============  ===========  ============


              All of our notes payable are fixed rate. The senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at December 31, 2004.

              Substantially all of our mortgage notes have prepayment penalties or restrictions on prepayment that make prepayment of these notes economically impractical.

              We assumed the 5.05% and 5.25% mortgage notes in connection with property acquisitions in 2004. The stated interest rates on the notes range from 5.4% to 8.1% with a weighted average of approximately 6.65%. The notes were recorded at their estimated fair value based upon the estimated market rate of 5.05% and 5.25%, an aggregate of approximately $94,693,000 as compared to actual outstanding balances aggregating approximately $88,247,000. This premium of approximately $6,446,000 over the principal balance of the notes payable, will be amortized over the remaining term of the loans based upon the effective interest method.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              At December 31, 2004, approximate principal maturities of notes payable are as follows:

                                Unsecured
                               Senior Notes       Mortgage debt         Total
                               -------------     ---------------    ------------
                                         (dollar amounts in thousands)
2005.........................  $     11,200        $    4,306          $  15,506
2006.........................        11,200             4,539             15,739
2007.........................        11,200             4,783             15,983
2008.........................             -             5,034              5,034
2009.........................             -             5,213              5,213
Thereafter...................             -            72,044             72,044
                               -------------     ---------------    ------------
                               $     33,600        $   95,919          $ 129,519
                               =============     ===============    ============
Weighted average rate........         7.7%              5.2%                5.8%
                               =============     ===============    ============

              Interest paid (including interest related to the borrowings under the Credit Agreement) during 2004, 2003 and 2002 was $4,377,000, $7,131,000, and $10,322,000, respectively. In addition, in 2004, 2003 and
     2002, capitalized interest totaled $3,617,000, $6,010,000, and $6,513,000, respectively, related to construction of real estate facilities.

9.   Debt to Joint Venture Partner
     -----------------------------

              On December 31, 2004, we sold seven self-storage facilities that we had recently acquired from third parties to our Acquisition Joint Venture for $22,993,000, an amount that was equal to fair value and our cost. As described more fully in Note 2, we accounted for the sale of these seven facilities as a financing transaction pursuant to guidance under SFAS
     66. As a result, our joint venture partner's interest in these facilities ($16,095,000 at December 31, 2004) is accounted for as debt on our consolidated balance sheet. Our partner's pro-rata share of net earnings with respect to these properties and will be recorded as interest expense on our consolidated income statement.

              We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

              Subsequent to December 31, 2004, we sold a significant interest in three additional self-storage facilities that we had recently acquired from a third party to our Acquisition Joint Venture for approximately $27.4 million. This transaction will also be accounted for as a financing arrangement whereby our joint venture partner's interest approximately (a $19.2 million with respect to these three properties) will be presented as debt on our consolidated balance sheet.

10.  Minority Interest
     -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Company relating to the consolidated operations of the Consolidated Entities.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Preferred partnership interests:
              --------------------------------

              At December 31, 2003 and 2004, we had the following series of Preferred Units outstanding:


                                                           At December 31, 2004        At December 31, 2003
                          Earliest        Distribution     Units       Carrying        Units         Carrying
      Series        Redemption Date (a)       Rate      Outstanding     Amount      Outstanding       Amount
------------------ ---------------------- ------------- ------------  -----------   -----------    -----------
                                                                (Units and dollar amounts in thousands)
Series N (b).....        March 17, 2005        9.500%        1,600    $    40,000        9,600     $   240,000
Series NN........        March 17, 2010        6.400%        8,000        200,000            -               -
Series O (b).....        March 29, 2005        9.125%        1,800         45,000        1,800          45,000
Series Z(a)......        October 12, 2009      6.250%        1,000         25,000            -               -
                                                        ------------  -----------    -----------   -----------
Total............                                           12,400    $   310,000       11,400     $   285,000
                                                        ============  ===========    ===========   ===========


(a) After these dates, at our option, we can redeem the units at the issuance amount plus any unpaid distributions. The units are not redeemable by the holder with the exception of the Series Z units. The holders of the Series Z units have a one-time option, exercisable five years from issuance, to require us to redeem their units for $25,000,000 cash plus unpaid and accrued distributions.

(b) The Series N and Series O units outstanding at December 31, 2004 were called for redemption during February 2005 and will be redeemed on March 17, 2005 and March 29, 2005, respectively. See Note 15 - Events subsequent to December 31, 2004.

              Subject to certain conditions, the Series N preferred units are convertible into shares of our 9.5% Series N Cumulative Preferred Stock, the Series O preferred units are convertible into shares of our 9.125% Series O Cumulative Preferred Stock, the Series NN preferred units are convertible into shares of our 6.4% Series NN Cumulative Preferred Stock, and the Series Z preferred units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock.

              These preferred units are not redeemable during the first five years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The Series N, NN and O units are not redeemable by the holder.

              The holders of the Series Z units have a one-time option, exercisable five years from issuance, to require us to redeem their units for $25.0 million in cash plus any unpaid distributions.

              For each of the years ended December 31, 2004, 2003, and 2002, the holders of these preferred units were paid in aggregate approximately $22,423,000, $26,906,000, and $26,906,000, respectively, in distributions and received an equivalent allocation of minority interest in earnings.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              The restructure of these Preferred Units resulted in an increase in income allocated to minority interests and a reduction to our net income for the year ended December 31, 2004 of $10,063,000 from (1) the special distribution to the holders of the preferred units ($8,000,000) and (2) the application of the SEC's clarification of EITF Topic D-42 ($2,063,000). The $2,063,000 additional reduction in our net income represents the excess of the stated amount of the preferred units over their carrying amount.

              During October 2004, in connection with property acquisitions, one of our consolidated operating partnerships issued $25.0 million of 6.250% Series Z Cumulative Redeemable Perpetual Preferred Units.

              Other partnership interests:
              ----------------------------

              Minority interest at December 31, 2004 and 2003, and minority interest in income for the three years ended December 31, 2004 with respect to the other partnership interests are comprised of the following:


                                          Minority interest at            Minority interest in income for the year ended
                                    -----------------------------        ------------------------------------------------
                                     December 31,     December 31,        December 31,     December 31,     December 31,
 Description of Minority Interest        2004             2003                2004             2003             2002
---------------------------------   -------------    -------------       --------------   --------------   --------------
                                                        (Amounts in thousands)
Consolidated Development Joint
  Venture........................      $  64,297       $  68,490          $      5,652      $     4,211     $     2,399
Convertible Partnership Units...           6,160           6,259                   328              305             283
Other consolidated partnerships..         48,446          66,388                11,447           12,281          14,499
                                    -------------    -------------       --------------   --------------   --------------
Total other partnership interests      $ 118,903       $ 141,137          $     17,427      $    16,797     $    17,181
                                    =============    =============       ==============   ==============   ==============


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

              Consolidated Development Joint Venture
              --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners include a third party institutional investor and Mr. Hughes, to develop approximately $100 million of self-storage facilities and to purchase $100 million of the Company's Equity Stock, Series AAA (see Note 10). At December 31, 2004, the Consolidated Development Joint Venture was fully committed, having completed construction on 22 storage facilities with a total cost of $108.6 million.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at December 31, 2004 and 2003). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

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

              Convertible Partnership Units
              -----------------------------

              As of December 31, 2004, one of our Consolidated Entities had approximately 237,935 operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the years ended December 31, 2004, 2003, and 2002, no units were converted.

              Other Consolidated Partnerships
              -------------------------------

              At December 31, 2004, the Other Consolidated Partnerships reflect common equity interests that we do not own in 24 entities owning an aggregate of 123 self-storage facilities.

              On June 30, 2004, we acquired the remaining interest we did not own in one of the Consolidated Entities, for an aggregate of $24,851,000 in cash. This acquisition had the effect of reducing minority interest by $18,312,000, with the excess of cost over underlying book value ($6,539,000) allocated to real estate. Subsequent to December 31, 2004, we acquired an additional interest for $4,368,000 in cash (see Note 15).

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

              In addition, during 2002, we recorded the pending sale of a partnership interest in the Consolidated Entities for an aggregate of $1,450,000. We recorded a loss on sale of the interest in the amount of $1,839,000. As a result of this sale, minority interest increased by $3,289,000. This sale was completed in 2003, with no additional gain or loss on sale recorded.

11.  Shareholders' equity
     --------------------

              Cumulative Preferred Stock
              --------------------------

              At December 31, 2004 and 2003, we had the following series of Cumulative Preferred Stock outstanding:


                                                              At December 31, 2004           At December 31, 2003
                                                             --------------------------   --------------------------
                                  Earliest
                                 Redemption     Dividend       Shares       Carrying        Shares         Carrying
              Series                Date          Rate       Outstanding     Amount       Outstanding       Amount
-----------------------------    ------------   --------     ------------  ------------   -----------     ----------
                                                                          (Dollar amount in thousands)
     Series D                     9/30/04 (a)     9.500%               -    $         -     1,200,000     $   30,000
     Series E                     1/31/05 (a)    10.000%               -              -     2,195,000         54,875
     Series F                     4/30/05         9.750%       2,300,000         57,500     2,300,000         57,500
     Series L                     3/10/04 (a)     8.250%               -              -         4,600        115,000
     Series M                     8/17/04 (a)     8.750%               -              -         2,250         56,250
     Series Q                     1/19/06         8.600%           6,900        172,500         6,900        172,500
     Series R                     9/28/06         8.000%          20,400        510,000        20,400        510,000
     Series S                    10/31/06         7.875%           5,750        143,750         5,750        143,750
     Series T                     1/18/07         7.625%           6,086        152,150         6,086        152,150
     Series U                     2/19/07         7.625%           6,000        150,000         6,000        150,000
     Series V                     9/30/07         7.500%           6,900        172,500         6,900        172,500
     Series W                     10/6/08         6.500%           5,300        132,500         5,300        132,500
     Series X                    11/13/08         6.450%           4,800        120,000         4,800        120,000
     Series Y                      1/2/09         6.850%       1,600,000         40,000             -              -
     Series Z                      3/5/09         6.250%           4,500        112,500             -              -
     Series A                     3/31/09         6.125%           4,600        115,000             -              -
     Series B                     6/30/09         7.125%           4,350        108,750             -              -
     Series C                     9/13/09         6.600%           4,600        115,000             -              -
                                                             ------------   ------------  -----------     ----------
            Total Cumulative Preferred Stock                   3,980,186    $2,102,150      5,763,986     $1,867,025
                                                             ============   ============  ===========     ==========


(a) Series was redeemed on the date indicated. The Series E Cumulative Preferred Stock was called for redemption in December 2004, and was redeemed in January 2005 along with the unpaid distributions from December 31, 2004 through the redemption date. Accordingly, the redemption value of $54,875,000 was classified as a liability at December 31, 2004.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              During 2004, we issued five series of Cumulative Preferred Stock:
     Series Y - issued January 2, 2004, net proceeds $40,000,000, Series Z - issued March 5, 2004, net proceeds $108,756,000, Series A - issued March 31, 2004, net proceeds $111,177,000, Series B - issued June 30, 2004, net proceeds $105,124,000, Series C - issued September 13, 2004, net proceeds $111,177,000.

              During 2004, we redeemed our Series K (which was called for redemption in December 2003), Series L, Series M, and Series D with redemption costs (including redemption expenses) of $115,021,000, $56,270,000, and $30,020,000, plus accrued dividends. In December 2004, we called for redemption our Series E Cumulative Preferred Stock, at par. The total cost of redemption of the Series E was approximately $54,895,000, plus accrued dividends, on the redemption date, January 31, 2005. Accordingly, the redemption value of $54,875,000 Series E Preferred Stock was classified as a liability at December 31, 2004.

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

              On February 28, 2005 (unaudited), we issued 5,400,000 depositary shares, with each depositary share representing 1/1,000 of a share of 6.180% Cumulative Preferred Stock, Series D (par value $135,000,000). See
     Note 15 for more information.

              The holders of our Senior Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 2004, there were no dividends in arrears and the Debt Ratio was 2.2%.

              Upon issuance of our Preferred Stock, we classify the liquidation value as preferred stock, with any issuance costs recorded as a reduction in Paid-in capital.

              Except under certain conditions relating to the Company's qualification as a REIT, the Senior Preferred Stock is not redeemable prior to the following dates: Series F - April 30, 2005, Series Q - January 19, 2006, Series R - September 28, 2006 , Series S - October 31, 2006, Series T
     - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, and Series D - February 28, 2010. On or after the respective dates, each of the series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of Series F and Series Y), plus accrued and unpaid dividends.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Common Stock
              ------------

              During 2004, 2003 and 2002, we issued and repurchased shares of our common stock as follows:


                                                2004                        2003                        2002
                                       ------------------------  ---------------------------   ------------------------
                                                                (Dollar amount in thousands)
                                        Shares        Amount        Shares        Amount        Shares        Amount
                                       -----------  -----------  --------------  ------------   -----------  -----------
Exercise of stock options and
  vesting of restricted stock units.    1,985,416    $   49,929     2,743,420    $   68,088       948,932    $   23,333
Acquisition of minority interests               -             -       426,859        13,510     1,091,608        37,904
Conversion of Class B Common Stock
                                                -             -     7,000,000           700             -             -
Repurchases of common stock......        (445,700)      (20,295)     (175,000)       (6,001)      (11,000)         (381)
                                       -----------  ------------  -------------  ------------   -----------  -----------
                                        1,539,716    $   29,634     9,995,279    $   76,297     2,029,540    $   60,856
                                       ===========  ============ ==============  ============   ===========  ===========


              At December 31, 2004, certain Consolidated Entities owned 929,432 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles the Company's legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at December 31, 2004 and December 31, 2003:

                                               At December 31,  December 31,
Reconciliation of Common Shares Outstanding         2004          2003
-------------------------------------------    --------------  -------------

Legally issued and outstanding shares.......     129,455,882    127,710,466
Less - Shares owned by the Consolidated
    Entities that are eliminated in
    consolidation (a).......................        (929,432)      (723,732)
                                               --------------   ------------
Reported issued and outstanding shares......     128,526,450    126,986,734
                                               ==============   ============

     (a) The increase in shares owned by the Consolidated Entities is due to the Consolidated Entities' purchases of 205,700 shares of our common stock during the year ended December 31, 2004.

              As previously reported, the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On March 4, 2000, the Board of Directors increased the authorized number of shares that the Company could repurchase to 15,000,000. During 2001, the Board of Directors increased the authorized number of shares the Company could repurchase to 25,000,000. Cumulatively through December 31, 2004, we repurchased a total of 22,117,720 shares of common stock at an aggregate cost of approximately $562,158,000.

              At December 31, 2004 and 2003, we had 5,548,277 and 7,548,494
     shares of common stock reserved in connection with the Company's stock option plans, respectively, (see Note 13) and 237,935 shares reserved for the conversion of Convertible Partnership Units.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Class B Common Stock
              --------------------

              The 7,000,000 shares of Class B Common Stock were converted into 7,000,000 shares of Common Stock on January 1, 2003. During 2002 the Class B Common Stock participated in distributions at 97% of the per share distributions on the Common Stock, which were subject to the condition (which was met) that cumulative distributions of at least $0.22 per quarter per share had been paid on the Common Stock. The Class B Common Stock could not participate in liquidating distributions, and Class B shareholders were not entitled to vote (except as expressly required by California law).

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

              Equity Stock, Series A
              ----------------------

              As of December 31, 2004 and 2003, there were 8,776,102 depositary shares, each representing 1/1,000 of a share, of Equity Stock, Series A outstanding. We have not issued any shares of our Equity Stock, Series A since May 2001. The issuance amounts were recorded as part of paid-in capital on the consolidated balance sheet.

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

              Equity Stock, Series AA
              -----------------------

              In June 1997, we contributed $22,500,000 (225,000 shares) of equity stock, to a consolidated partnership in which we are the general partner.

              On June 30, 2004, the Equity Stock, Series AA was retired in connection with our aforementioned acquisition of the remaining interests we did not own in the consolidated partnership. For periods prior to June 30, 2004, the Equity Stock, Series AA and related dividends were eliminated in consolidation.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

              Dividends
              ---------

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. For the tax year ended December 31, 2004, distributions for the common stock, Equity Stock, Series A, and all the various series of preferred stocks were classified as follows:


                                                                 2004 (unaudited)
                                   ------------------ ------------------- ------------------- ------------------
                                      1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
                                   ------------------ ------------------- ------------------- ------------------
Ordinary Income                        99.8683%            99.8694%            99.8712%           98.0855%
Long-Term Capital Gain                  0.1317%             0.1306%             0.1288%            1.9145%
                                   ------------------ ------------------- ------------------- ------------------
Total                                   100.00%             100.00%             100.00%            100.00%
                                   ================== =================== ==================  ==================

     A percentage of the long-term capital gain is unrecaptured section 1250 gain for each quarter of 2004 as follows:


                                            2004 Percentage of Total Long-Term Capital Gain Distribution
                                       ------------------------------------------------------------------------
                                          1st Quarter       2nd Quarter      3rd Quarter        4th Quarter
                                       ----------------- ---------------- ----------------- -------------------
Unrecaptured Section 1250 Gain             34.8559%         34.8559%          34.8559%           43.7003%
                                       ================= ================ ================= ===================

     For corporate shareholders a portion of the total long-term capital gain is required to be recaptured as ordinary income. For each quarter of 2004 the percentages are as follows:


                                            2004 Percentage of Total Long-Term Capital Gain Distribution
                                       ------------------------------------------------------------------------
                                          1st Quarter       2nd Quarter      3rd Quarter        4th Quarter
                                       ----------------- ---------------- ----------------- -------------------
IRC ss.291 Recapture                         6.9709%           6.9709%          6.9709%            8.7400%
                                       ================= ================ ================= ===================

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              The following table summarizes dividends for the years ended December 31, 2004, 2003 and 2002:


                                                 2004                    2003                    2002
                                        --------------------    ---------------------    ---------------------
                                        Per share     Total     Per share     Total      Per share     Total
                                        ---------  ---------    ---------   ---------    ---------    --------
                                                        (in thousands, except per share data)
Cumulative Preferred Stock
Series A                                $ -        $     -        $ -        $             $1.875     $  3,422
Series B                                -                -        $0.575       1,322       $2.343        5,389
Series C                                -                -        $0.844       1,013       $1.688        2,024
Series D                                $1.776       2,131        $2.375       2,850       $2.375        2,850
Series E                                $2.500       5,488        $2.500       5,488       $2.500        5,488
Series F                                $2.437       5,606        $2.437       5,606       $2.437        5,606
Series J                                -                -        -                -       $1.533        9,200
Series K                                $0.109         501        $2.063       9,488       $2.063        9,488
Series L                                $0.395       1,818        $2.063       9,488       $2.063        9,488
Series M                                $1.373       3,089        $2.188       4,922       $2.188        4,922
Series Q                                $2.150      14,835        $2.150      14,835       $2.150       14,835
Series R                                $2.000      40,800        $2.000      40,800       $2.000       40,800
Series S                                $1.969      11,320        $1.969      11,320       $1.969       11,320
Series T                                $1.906      11,601        $1.906      11,601       $1.809       11,011
Series U                                $1.906      11,438        $1.906      11,438       $1.641        9,849
Series V                                $1.875      12,938        $1.875      12,938       $0.469        3,234
Series W                                $1.625       8,612        $0.388       2,057       -                 -
Series X                                $1.613       7,740        $0.215       1,030       -                 -
Series Y                                $1.708       2,732        -                -       -                 -
Series Z                                $1.289       5,801        -                -       -                 -
Series A                                $1.153       5,302        -                -       -                 -
Series B                                $0.896       3,896        -                -       -                 -
Series C                                $0.495       2,277        -                -       -                 -
                                                  ----------                ---------                 --------
                                                   157,925                   146,196                   148,926
Common Equivalent Stock
Common Stock                            $1.800     230,834        $1.800     225,864     $1.800        209,077
Equity Stock, Series A                  $2.450      21,501        $2.450      21,501     $2.450         21,501
Class B Common Stock                    -                -        -                -     $1.746         12,222
                                                  ----------                ---------                 --------
Total Distributions                               $410,260                  $393,561                  $391,726
                                                  ==========                =========                 ========


12.  Related party transactions
     --------------------------

              Relationships and transactions with the Hughes Family
              -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 40 self-storage facilities in Canada under the name "Public Storage" pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 37% of our common stock outstanding at December 31, 2004. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of approximately 40 self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes Family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Prior to December 31, 2003, our personnel were engaged in the supervision and the operation of these Canadian self-storage facilities and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services (U.S. $542,499 and $638,000 in respect of the Canadian operations for 2003 and 2002, respectively, and U.S. $151,063 and $167,930 for other services during 2003 and 2002, respectively). There have been conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003. The Canadian entities claim that the Company owes them CAD $653,424 representing the amount charged to them for the development of certain systems that they no longer utilize. This amount has been accrued on the Company's financial statements for the year ended December 31, 2004.

              The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During 2004, 2003, and 2002, respectively, PSIC received $1,069,000, $1,017,000, and $834,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. PSIC has no contractual right to provide tenant reinsurance to the Canadian Facilities and there is no assurance that these premiums will continue.

              The corporation engaged in the operation of the Canadian facilities has advised us that it intends to reorganize the entities owning and operating the Canadian facilities and has proposed that the Company consent to this reorganization, which would impact the license agreement and the right of first refusal agreement with the Company, and might also impact our ability to sell tenant insurance The reorganization is designed to enhance the entities' financial flexibility and growth potential. In November 2004, the Board appointed a special committee, comprised of independent directors, to consider the Company's alternatives in this matter, including a possible investment in the reorganized Canadian entities.

              In November 1999, we formed the Consolidated Development Joint Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. This transaction is discussed more fully in Note 10.

              Other Related Party Transactions
              --------------------------------

              Ronald L. Havner, Jr. is our vice-chairman and chief executive officer, and he is chairman of the board of PSB. Until August 2003, Mr. Havner was also the Chief Executive Officer of PSB. For 2003 and 2004 services, Mr. Havner was compensated by PSB, as well as by the Company.

              In December 2003, we loaned $100,000,000 to PSB. This loan bore interest at the rate of 1.45% per year. This loan, which was fully repaid on March 8, 2004, was included in Notes Receivable at December 31, 2003. Also, in December 2001, we loaned $35,000,000 to PSB. This loan bore interest at the rate of 3.25% per year. This loan was repaid in full on January 28, 2002.

              In June 2002, we sold an undeveloped parcel of land at cost to PSB for an aggregate of $1,100,000 cash.

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $562,000, $581,000, and $578,000, respectively, in 2004, 2003 and 2002 in management fees with respect to PSB's property management services.

              Stor-Re provided limited property and liability insurance to the Company, PSB and our affiliates for losses incurred during policy periods prior to April 1, 2004.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

13.  Stock-based Compensation
     ------------------------

              Stock Options
              -------------

              We have a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. We have a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan"), a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), a 2001 Non-Executive/Non Director Stock Option and Incentive Plan (the "2001 non-executive Plan") and a 2001 Stock Option and Incentive Plan (the "2001 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after December 31, 2002 vest generally over a five-year period at the rate of one-fifth per year) and expire (i) under the 1990 Plan, five years after the date they became exercisable and
     (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan, the 2000 Plan, the 2001 non-executive Plan and the 2001 Plan also provide for the grant of restricted stock (see below) to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors. A total of approximately 4,730,553, 5,087,593, and 5,229,407 securities were available for grant at December 31, 2004, 2003, and 2002, respectively, under these plans.

              Information with respect to the Plans during 2004, 2003 and 2002 is as follows:


                                                        2004                           2003                         2002
                                            ----------------------------    ---------------------------   --------------------------
                                              Number          Average          Number        Average        Number        Average
                                                 of           Price per           of         Price per         of         Price per
                                               Options          Share          Options         Share        Options         Share
                                            -------------   ------------    -------------   -----------   ------------   -----------
 Options outstanding January 1                3,088,618          $27.14        5,939,224         $25.79     6,677,334         $24.81
   Granted                                      353,500           51.46          272,500          34.50       792,000          33.20
   Exercised                                 (1,957,907)          25.51       (2,743,420)         24.85      (948,932)         24.59
   Cancelled                                    (42,310)          32.75         (379,686)         28.33      (581,178)         26.61
                                            -------------   ------------    -------------   -----------   ------------   -----------
 Options outstanding December 31 (a)          1,441,901          $35.08        3,088,618         $27.14     5,939,224         $25.79
                                                            ============                    ===========                  ===========
                                                                 $18.00                          $14.88                       $14.88
 Option price range at December 31 (b)                        to $56.12                       to $39.23                    to $37.40
 Options exercisable at December 31             651,013          $27.13        2,305,868         $25.24     3,666,641         $24.46
                                            =============   ============    ============    ===========   ============   ===========


a) The options outstanding at December 31, 2004, have remaining average contractual lives of 7.5 years.


(b) Approximately 472,788, 2,159,944, and 5,059,000 of options outstanding at December 31, 2004, 2003 and 2002, had exercise prices less than $30. In addition, 336,000 options outstanding at December 31, 2004 had weighted average exercise prices greater than $45 (none at December 31, 2003 and 2002).

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              For periods prior to December 31, 2001, we utilized the APB 25 Method of accounting for employee stock options. As of January 1, 2002, we adopted the Fair Value Method, and have elected to use the prospective method of transition, whereby we applied the recognition provisions of the Fair Value Method to all stock options granted after the beginning of the year in which we adopted such method. Accordingly, we recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002.

The following table sets forth financial disclosures with respect to the accounting for stock options:


                                                                                For the years ended December 31,
                                                                           ----------------------------------------------
Selected information with respect to employee stock options:                  2004            2003             2002
                                                                           -------------   -------------     ------------
Average estimated value per option granted, utilizing the
Black-Scholes method..............................................               $4.40           $1.95            $1.86

Assumptions used in valuing options with the Black-Scholes method:
    Expected life of options in years                                             5               5                5
    Risk-free interest rate.......................................                3.5%            3.0%             3.2%
    Expected volatility...........................................                0.210           0.180            0.170
    Expected dividend yield.......................................                7.0%            7.0%             7.0%

Net income information with respect to each year:

Net income, as reported...........................................            $366,213        $336,653         $318,738
Add back:  stock-based employee compensation expense included in net
   income.........................................................                 709             530              163
Less: stock-based employee compensation cost that would have been
   included if the fair value method were applied for all awards..                (874)         (3,311)          (3,595)
                                                                           -------------   -------------     ------------
   Net income, assuming consistent application of the fair value method       $366,048        $333,872         $315,306
                                                                           =============   =============     ============
Earnings per share, as reported:
   Basic .........................................................              $1.39           $1.29            $1.15
   Diluted........................................................              $1.38           $1.28            $1.14

Earnings per share, assuming consistent application of the fair value method
   Basic .........................................................              $1.39           $1.27            $1.12
   Diluted........................................................              $1.38           $1.26            $1.11


              Restricted Stock Units
              ----------------------

              Outstanding restricted stock units vest over a five-year period from the date of grant at the rate of one-fifth per year. The employee receives additional compensation equal to the per-share dividends received by common shareholders with respect to restricted stock units outstanding. Upon vesting, the employee receives common shares equal to the number of vested restricted stock units in exchange for the units. The total value of each restricted stock unit grant, based upon the market price of our common stock at the date of grant, combined with the estimated payroll taxes and other payroll burden costs to be incurred upon vesting, is amortized over the vesting period as compensation expense. Outstanding restricted stock units are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              During the year ended December 31, 2003, we granted 249,000 restricted stock units to employees of the Company with an aggregate fair value on the date of grant of approximately $10,180,000. During the year ended December 31, 2004, 94,500 restricted stock units were granted with an aggregate fair value on the date of grant of $4,649,000, 48,650 restricted stock units were forfeited, and 42,810 restricted stock units vested. This vesting resulted in the issuance of 27,509 shares of common stock. In addition, cash compensation was paid to employees in lieu of 15,301 shares of common stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At December 31, 2004, approximately 252,040 restricted stock units were outstanding (249,000 at December 31, 2003). A total of $2,254,000 and $970,000 in restricted stock expense was recorded for the years ended December 31, 2004 and 2003, respectively, which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as accrued estimated burden to be incurred upon vesting.


14.  Disclosures Regarding Segment Reporting
     ---------------------------------------

              Description of Each Reportable Segment
              --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management. We have four reportable segments: self-storage operations, containerized storage operations, commercial property operations, and tenant reinsurance operations.

              The self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities, and the ownership of equity interests in entities that own storage properties. The containerized storage operations represent another segment. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent. The tenant reinsurance operations reflect a business segment that reinsures policies against losses to goods stored by tenants in our self-storage facilities.

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

              Interest and other income, interest expense, corporate general and administrative expense, minority interest in income and gains and losses on sales of real estate assets are not allocated to segments because management does not utilize them to evaluate the results of operations of each segment.

              Measurement of Segment Assets
              -----------------------------

              No segment data relative to assets or liabilities is presented, because we do not consider the historical cost of our real estate facilities and investments in real estate entities in evaluating the performance of operating management or in evaluating alternative courses of action. The only other types of assets that might be allocated to individual segments are trade receivables, payables, and other assets that arise in the ordinary course of business, but they are also not a significant factor in the measurement of segment performance.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              Presentation of Segment Information
              -----------------------------------

              Our income statement provides most of the information required in order to determine the performance of each of our four segments. The following tables reconcile the performance of each segment, in terms of segment revenues and segment income, to our consolidated revenues and net income. It further provides detail of the segment components of the income statement item, "Equity in earnings of real estate entities."

              The following table reconciles revenue by segment to the Company's consolidated revenues:


Reconciliation of Revenues by Segment                Years Ended December 31,                        Years Ended December 31,
-------------------------------------       ----------------------------------------------------------------------------------------
                                               2004            2003           Change          2003            2002           Change
                                            ------------   -------------   -------------  -------------   ------------   -----------
                                                                             (amounts in thousands)
Self-storage facility rentals.......        $   863,463     $   798,584     $    64,879     $   798,584    $   761,446    $  37,138
Commercial property rentals.........             10,750          11,001            (251)         11,001         11,304         (303)
Containerized storage rentals.......             19,355          23,991          (4,636)         23,991         22,355        1,636
Tenant re-insurance premiums........             24,243          22,464           1,779          22,464         19,947        2,517
Interest and other income (not
  allocated to segments)............             10,165           8,628           1,537           8,628          8,661          (33)
                                            ------------   -------------   -------------  -------------   ------------   -----------
    Total revenues..................        $   927,976     $   864,668     $    63,308     $   864,668    $   823,713    $  40,955
                                            ============   =============   =============  =============   =============  ===========


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

              The following table sets forth a reconciliation of each segment's net income to the Company's consolidated net income:


                                                Year Ended December 31,                 Year Ended December 31,
                                               ------------------------                -------------------------
                                                    2004        2003        Change          2003        2002        Change
                                               ------------- ----------  -----------   ------------  ----------   ---------
                                                                        (Dollar amounts in thousands)
  Reconciliation of Net Income by Segment:
  ---------------------------------------
  Self-storage
  Self-storage net operating income.........      $562,542    $517,679    $44,863         $517,679    $511,231     $6,448
  Self-storage depreciation.................      (176,488)   (176,929)       441         (176,929)   (170,887)    (6,042)
  Equity in earnings - storage property
     operations.............................         6,610       6,288        322            6,288       5,992        296
  Equity in earnings - depreciation
     (self-storage) ........................        (1,657)     (1,705)        48           (1,705)     (1,619)       (86)
  Discontinued self-storage operations......             -       6,014     (6,014)           6,014         571      5,443
                                               ------------- ----------  -----------   ------------  ----------   ---------
      Total self-storage segment net income.       391,007     351,347     39,660          351,347     345,288      6,059
                                               ------------- ----------  -----------   ------------  ----------   ---------

  Commercial properties
  Commercial properties.....................         6,422       6,418          4            6,418       7,045       (627)
  Depreciation and amortization - commercial
     properties.............................        (2,114)     (2,436)       322           (2,436)     (2,436)         -
  Equity in earnings - commercial property
     operations.............................        68,545      64,242      4,303           64,242      65,212       (970)
  Equity in earnings - depreciation
     (commercial properties) ...............       (32,063)    (26,048)    (6,015)         (26,048)    (25,459)      (589)
  Discontinued operations (Note 4) .........         1,122         237        885              237         243         (6)
                                               ------------- ----------  -----------   ------------  ----------   ---------
      Total commercial property segment net
       income...............................        41,912      42,413       (501)          42,413      44,605     (2,192)
                                               ------------- ----------  -----------   ------------  ----------   ---------
  Containerized storage
  Containerized storage net operating income         7,581      10,052     (2,471)          10,052       4,743      5,309
  Containerized storage depreciation........        (4,546)     (4,780)       234           (4,780)     (2,511)    (2,269)
  Discontinued operations (Note 4) .........        (2,351)     (2,729)       378           (2,729)    (12,290)     9,561
                                               ------------- ----------  -----------   ------------  ----------   ---------
       Total containerized storage segment
       net income/(loss)..................             684       2,543     (1,859)           2,543     (10,058)    12,601
                                               ------------- ----------  -----------   ------------  ----------   ---------
  Tenant Reinsurance
   Tenant reinsurance operating income....          10,735      10,477        258           10,477      10,536        (59)
                                               ------------- ----------  -----------   ------------  ----------   ---------
  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative and other...............       (18,871)    (17,811)    (1,060)         (17,811)    (14,238)    (3,573)
  Interest and other income.................        10,165       8,628      1,537            8,628       8,661        (33)
  General and administrative ...............       (18,813)    (17,127)    (1,686)         (17,127)    (15,619)    (1,508)
  Interest expense..........................          (760)     (1,121)       361           (1,121)     (3,809)     2,688
  Minority interest in income ..............       (49,913)    (43,703)    (6,210)         (43,703)    (44,087)       384
  Gain/(loss) on disposition of real estate
     and casualty loss......................            67       1,007       (940)           1,007      (2,541)     3,548
                                               ------------- ----------  -----------   ------------  ----------   ---------
      Total other items not allocated to segments  (78,125)    (70,127)    (7,998)         (70,127)    (71,633)     1,506
                                               ------------- ----------  -----------   ------------  ----------   ---------
       Total consolidated company net income      $366,213    $336,653    $29,560         $336,653    $318,738    $17,915
                                               ============= ==========  ===========   ============  ==========   =========


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

15.  Events Subsequent to December 31, 2004 (unaudited)
     --------------------------------------------------

              On December 22, 2004, we called for redemption all of the outstanding shares (total liquidation value of $54,875,000) of our 10.00% Cumulative Preferred Stock, Series E, at $25 per share, plus accrued dividends. These shares were subsequently redeemed on January 31, 2005.

              On January 18, 2005, we acquired an additional interest in one of the Consolidated Entities for cash totaling $4,368,000.

              In January 2005, we acquired six self-storage facilities from third parties with total net rentable square feet of 304,000, at an aggregate cost of approximately $23.6 million in cash. These property acquisitions were funded entirely by the Company.

              During February 2005, we called for redemption our 9.50% Series N Preferred Units (liquidation value of $40,000,000) and our 9.125% Series O Preferred Units (liquidation value of $45,000,000). Each of these securities will be redeemed for cash in March 2005.

              On February 15, 2005, we priced a public offering of 5,400,000 depositary shares representing 1/1000 of a share of 6.18% Cumulative Preferred Stock, Series D. The offering resulted in approximately $130,548,000 of net proceeds and closed on February 28, 2005.

              In January 2005, the Acquisition Joint Venture acquired a significant interest in three additional self-storage facilities that were originally acquired by us in 2004 for an aggregate of $27.4 million in cash. As described in Note 9, our joint venture partner's interest in these acquisitions of approximately $19.2 million will be accounted for as "Debt to Joint Venture Partner" on our balance sheet.

16.  Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

     Accounting for Certain Financial  Instruments with  Characteristics of Both
     ---------------------------------------------------------------------------
     Liabilities and Equity
     ----------------------

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented SFAS 150 on July 1, 2003, and the adoption had no impact on our financial statements.

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

     FASB Interpretation No. 46 - Consolidation of Variable Interest Entities
     ------------------------------------------------------------------------

              In January 2003, the FASB issued FASB Interpretation No. 46 - "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. We adopted this statement on January 1, 2004 and the adoption had no impact on our financial statements.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

     FASB Statement 123R-Share Based Payment
     ---------------------------------------

         On December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R-"Share Based Payments" ("SFAS 123R"). The most notable change in accounting standards as a result of this statement is that Companies are required to expense stock option grants to employees over the vesting period. Because we have already elected to do so under the predecessor statement, the adoption of SFAS 123R will have no impact on our results of operations.

17.  Commitments and Contingencies
     -----------------------------

     LEGAL PROCEEDINGS

     Serrao v. Public Storage,  Inc. (filed April 2003)
     ---------------------------------------------------
     (Superior Court - Orange County)
     --------------------------------

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

     Salaam, et al v. Public Storage, Inc. (filed February 2000)
     -----------------------------------------------------------
     (Superior Court - Los Angeles County)
     -------------------------------------

              In February 2005, the plaintiffs caused these actions, which were described in the Company's prior reports, to be dismissed.

     Gustavson,  et al v. Public Storage, Inc. (filed June 2003) (Superior Court
     ---------------------------------------------------------------------------
     - Los Angeles  County);  Potter,  at al v. Hughes,  et al. (filed  December
     ---------------------------------------------------------------------------
     2004) (United States District Court - Central District of California)
     ---------------------------------------------------------------------

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

              In June 2003, the Hughes family filed a complaint (Gustavson, et al. v Public Storage, Inc.) for declaratory relief relating to the Company's acquisition of PSIC naming the Company as defendant. The Hughes family is seeking that the court make (i) a binding declaration that the Company either is not entitled to recover profits or other moneys earned by PSIC from November 1995 through December 2001; or alternatively the amounts that the Hughes family should be ordered to surrender to the Company if the court determines that the Company is entitled to recover any such profits or moneys; and (ii) a binding declaration either that the Company cannot establish that the acquisition agreement was not just and reasonable as to the Company at the time it was authorized, approved or ratified; or alternatively the amounts that the Hughes family should surrender to the Company, if the court determines that the agreement was not just and reasonable to the Company at that time. The Hughes family is not seeking any payments from the Company. In the event of a determination that the Hughes family is obligated to pay certain amounts to the Company, the complaint states that they have agreed to be bound by that determination to pay such amounts to the Company.

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

              At the end of December 2004, the same shareholder referred to above and a second shareholder filed a shareholder's derivative complaint (Potter, et al. v Hughes, et al.) naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in the Potter complaint relate to PSIC, the Hughes family's Canadian mini-warehouse operations and the Company's 1995 reorganization. The Company is currently in the process of evaluating the Potter complaint and believes the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Other Items
     -----------

              We are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon our operations or financial position.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

     INSURANCE AND LOSS EXPOSURE

              Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re and PSIC-H, our captive insurance programs, and insure portions of these risks through nationally recognized insurance carriers. Our captive insurance programs also insure affiliates of the Company.

              The Company, STOR-Re, PSIC-H and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

              Our tenant insurance program, operating through PSIC through March 31, 2004, and through PSIC-H beginning April 1, 2004, reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We reinsure our risks with third-party insurers from any individual event that exceeds a loss of $500,000, up to the policy limit of $10,000,000.

     DEVELOPMENT AND ACQUISITION OF REAL ESTATE FACILITIES

              We currently have 47 projects in our development pipeline, including newly developed facilities and expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities (unaudited) is $210,657,000, of which $47,277,000 has been spent at December 31, 2004. Development of these projects is subject to contingencies.

              In January 2005, we acquired six additional self-storage facilities from third parties at an aggregate cost of approximately $23.6 million in cash, which we had contracted to purchase at December 31, 2004.

              As of March 14, 2005 we are under contract to purchase six self-storage facilities (total approximate net rentable square feet of 448,000) at an aggregate cost of approximately $48.1 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be aqcuired.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

18.  Supplementary quarterly financial data (unaudited)
     --------------------------------------------------


                                                              Three Months Ended
                                         -------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2004             2004            2004             2004
                                         ------------    ------------   --------------   -------------
                                                     (in thousands, except per share data)
Revenues (a).....................        $  220,799       $  229,722      $  237,173       $  240,282
                                         ============    ============   ==============   =============
Cost of operations (a)...........        $   82,599       $   82,167      $   82,383       $   83,382
                                         ============    ============   ==============   =============
Net income.......................        $   69,067       $   92,360      $   97,515       $  107,271
                                         ============    ============   ==============   =============
Per Common Share (Note 2):
   Net income -  Basic...........        $    0.17        $    0.38       $    0.38        $    0.46
                                         ============    ============   ==============   =============
   Net income -  Diluted.........        $    0.17        $    0.37       $    0.38        $    0.46
                                         ============    ============   ==============   =============



                                                              Three Months Ended
                                         -------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2003             2003            2003             2003
                                         ------------    ------------   --------------   -------------
                                                     (in thousands, except per share data)
Revenues (a).....................        $  204,913      $   214,360      $  224,842       $  220,553
                                         ============    ============   ==============   =============
Cost of operations (a)...........        $   72,499      $    77,964      $   78,951       $   82,000
                                         ============    ============   ==============   =============
Net income.......................        $   76,639      $    84,297      $   89,747       $   85,970
                                         ============    ============   ==============   =============
Per Common Share (Note 2):
   Net income - Basic............        $    0.26       $     0.34       $    0.39        $    0.31
                                         ============    ============   ==============   =============
   Net income - Diluted..........        $    0.26       $     0.33       $    0.39        $    0.30
                                         ============    ============   ==============   =============


       (a) Revenues and cost of operations as presented in this table differ from the revenue and cost of operations as presented in the Company's quarterly reports due primarily to the impact of discontinued operations accounting with respect to certain containerized storage facilities that were closed in 2004, as described in Note 4.

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

Self-storage properties

  1/1/81  Newport News / Jefferson Avenue           $-       $108         $1,071          $629             $-
  1/1/81  Virginia Beach / Diamond Springs           -        186          1,094           737              -
  8/1/81  San Jose / Snell                           -        312          1,815           412              -
 10/1/81  Tampa / Lazy Lane                          -        282          1,899           650              -
  6/1/82  San Jose / Tully                           -        645          1,579        10,656              -
  6/1/82  San Carlos / Storage                       -        780          1,387           592              -
  6/1/82  Mountain View                              -      1,180          1,182           255              -
  6/1/82  Cupertino / Storage                        -        572          1,270           540              -
 10/1/82  Sorrento Valley                            -      1,002          1,343         (804)              -
 10/1/82  Northwood                                  -      1,034          1,522           365              -
 12/1/82  Port/Halsey                                -        357          1,150         (393)            326
 12/1/82  Sacto/Folsom                               -        396            329           675            323
  1/1/83  Platte                                     -        409            953           547            428
  1/1/83  Semoran                                    -        442          1,882         6,088            720
  1/1/83  Raleigh/Yonkers                            -        203            914           485            425
  3/1/83  Blackwood                                  -        213          1,559           331            595
  4/1/83  Vailsgate                                  -        103            990           839            505
  5/1/83  Delta Drive                                -         67            481           324            241
  6/1/83  Ventura                                    -        658          1,734           339            583
  9/1/83  Southington                                -        124          1,233           382            546
  9/1/83  Southhampton                               -        331          1,738           686            806
  9/1/83  Webster/Keystone                           -        449          1,688           737            813
  9/1/83  Dover                                      -        107          1,462           507            627
  9/1/83  Newcastle                                  -        227          2,163           484            817
  9/1/83  Newark                                     -        208          2,031           380            746
  9/1/83  Langhorne                                  -        263          3,549           534          1,445
  9/1/83  Hobart                                     -        215          1,491           727            838
  9/1/83  Ft. Wayne/W. Coliseum                      -        160          1,395           475            535
  9/1/83  Ft. Wayne/Bluffton                         -         88            675           303            285
 10/1/83  Orlando J. Y. Parkway                      -        383          1,512           437            622
 11/1/83  Aurora                                     -        505            758           365            341
 11/1/83  Campbell                                   -      1,379          1,849         (466)            474
 11/1/83  Col Springs/Ed                             -        471          1,640           224            554
 11/1/83  Col Springs/Mv                             -        320          1,036           303            441
 11/1/83  Thorton                                    -        418          1,400           184            536
 11/1/83  Oklahoma City                              -        454          1,030           921            620
 11/1/83  Tucson                                     -        343            778           672            420




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

Miniwarehouses

  1/1/81  Newport News / Jefferson Avenue            $108     $1,700     $1,808        $1,515
  1/1/81  Virginia Beach / Diamond Springs            186      1,831      2,017         1,598
  8/1/81  San Jose / Snell                            312      2,227      2,539         1,986
 10/1/81  Tampa / Lazy Lane                           282      2,549      2,831         2,257
  6/1/82  San Jose / Tully                          2,990      9,890     12,880         2,836
  6/1/82  San Carlos / Storage                        780      1,979      2,759         1,710
  6/1/82  Mountain View                             1,046      1,571      2,617         1,364
  6/1/82  Cupertino / Storage                         572      1,810      2,382         1,510
 10/1/82  Sorrento Valley                             651        890      1,541           752
 10/1/82  Northwood                                 1,034      1,887      2,921         1,568
 12/1/82  Port/Halsey                                 357      1,083      1,440           765
 12/1/82  Sacto/Folsom                                396      1,327      1,723           950
  1/1/83  Platte                                      409      1,928      2,337         1,263
  1/1/83  Semoran                                     442      8,690      9,132         2,730
  1/1/83  Raleigh/Yonkers                             203      1,824      2,027         1,313
  3/1/83  Blackwood                                   213      2,485      2,698         1,693
  4/1/83  Vailsgate                                   103      2,334      2,437         1,400
  5/1/83  Delta Drive                                  68      1,045      1,113           670
  6/1/83  Ventura                                     658      2,656      3,314         1,737
  9/1/83  Southington                                 123      2,162      2,285         1,428
  9/1/83  Southhampton                                331      3,230      3,561         2,217
  9/1/83  Webster/Keystone                            449      3,238      3,687         2,251
  9/1/83  Dover                                       107      2,596      2,703         1,752
  9/1/83  Newcastle                                   227      3,464      3,691         2,321
  9/1/83  Newark                                      208      3,157      3,365         2,109
  9/1/83  Langhorne                                   263      5,528      5,791         3,752
  9/1/83  Hobart                                      215      3,056      3,271         2,045
  9/1/83  Ft. Wayne/W. Coliseum                       160      2,405      2,565         1,524
  9/1/83  Ft. Wayne/Bluffton                           88      1,263      1,351           788
 10/1/83  Orlando J. Y. Parkway                       383      2,571      2,954         1,717
 11/1/83  Aurora                                      505      1,464      1,969           967
 11/1/83  Campbell                                  1,379      1,857      3,236         1,259
 11/1/83  Col Springs/Ed                              471      2,418      2,889         1,632
 11/1/83  Col Springs/Mv                              320      1,780      2,100         1,191
 11/1/83  Thorton                                     418      2,120      2,538         1,424
 11/1/83  Oklahoma City                               454      2,571      3,025         1,717
 11/1/83  Tucson                                      343      1,870      2,213         1,222

                                       F-44

                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 11/1/83  Webster/Nasa                               -      1,570          2,457         1,089          1,372
 12/1/83  Charlotte                                  -        165          1,274           480            442
 12/1/83  Greensboro/Market                          -        214          1,653           740            794
 12/1/83  Greensboro/Electra                         -        112            869           390            382
 12/1/83  Columbia                                   -        171          1,318           519            492
 12/1/83  Richmond                                   -        176          1,360           573            468
 12/1/83  Augusta                                    -         97            747           361            324
 12/1/83  Tacoma                                     -        553          1,173           462            487
  1/1/84  Fremont/Albrae                             -        636          1,659           507            532
  1/1/84  Belton                                     -        175            858           768            378
  1/1/84  Gladstone                                  -        275          1,799           570            640
  1/1/84  Hickman/112                                -        257          1,848           537            618
  1/1/84  Holmes                                     -        289          1,333           447            455
  1/1/84  Independence                               -        221          1,848           394            609
  1/1/84  Merriam                                    -        255          1,469           447            480
  1/1/84  Olathe                                     -        107            992           379            361
  1/1/84  Shawnee                                    -        205          1,420           498            502
  1/1/84  Topeka                                     -         75          1,049           291            356
  3/1/84  Marrietta/Cobb                             -         73            542           358            259
  3/1/84  Manassas                                   -        320          1,556           460            553
  3/1/84  Pico Rivera                                -        743            807           364            321
  4/1/84  Providence                                 -         92          1,087           476            423
  4/1/84  Milwaukie/Oregon                           -        289            584           299            311
  5/1/84  Raleigh/Departure                          -        302          2,484           577            788
  5/1/84  Virginia Beach                             -        509          2,121           807            776
  5/1/84  Philadelphia/Grant                         -      1,041          3,262           683            971
  5/1/84  Garland                                    -        356            844           262            360
  6/1/84  Lorton                                     -        435          2,040           764            682
  6/1/84  Baltimore                                  -        382          1,793           927            634
  6/1/84  Laurel                                     -        501          2,349           811            824
  6/1/84  Delran                                     -        279          1,472           394            573
  6/1/84  Orange Blossom                             -        226            924           260            398
  6/1/84  Cincinnati                                 -        402          1,573           659            672
  6/1/84  Florence                                   -        185            740           514            376
  7/1/84  Trevose/Old Lincoln                        -        421          1,749           466            582
  8/1/84  Medley                                     -        584          1,016           441            464
  8/1/84  Oklahoma City                              -        340          1,310           622            652





                                                    Gross Carrying Amount
                                                     At December 31, 2004
   Date                                       ---------------------------------- Accumulated
 Acquired             Description                 Land     Buildings    Total    Depreciation
-----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             --------------------------------------------------

 11/1/83  Webster/Nasa                               1,571      4,917      6,488         3,412
 12/1/83  Charlotte                                    165      2,196      2,361         1,569
 12/1/83  Greensboro/Market                            214      3,187      3,401         2,279
 12/1/83  Greensboro/Electra                           112      1,641      1,753         1,169
 12/1/83  Columbia                                     171      2,329      2,500         1,683
 12/1/83  Richmond                                     176      2,401      2,577         1,619
 12/1/83  Augusta                                       97      1,432      1,529         1,024
 12/1/83  Tacoma                                       553      2,122      2,675         1,527
  1/1/84  Fremont/Albrae                               636      2,698      3,334         1,946
  1/1/84  Belton                                       175      2,004      2,179         1,376
  1/1/84  Gladstone                                    275      3,009      3,284         2,112
  1/1/84  Hickman/112                                  257      3,003      3,260         2,116
  1/1/84  Holmes                                       289      2,235      2,524         1,558
  1/1/84  Independence                                 221      2,851      3,072         2,027
  1/1/84  Merriam                                      255      2,396      2,651         1,699
  1/1/84  Olathe                                       107      1,732      1,839         1,222
  1/1/84  Shawnee                                      205      2,420      2,625         1,702
  1/1/84  Topeka                                        75      1,696      1,771         1,193
  3/1/84  Marrietta/Cobb                                73      1,159      1,232           826
  3/1/84  Manassas                                     320      2,569      2,889         1,792
  3/1/84  Pico Rivera                                  743      1,492      2,235         1,093
  4/1/84  Providence                                    92      1,986      2,078         1,386
  4/1/84  Milwaukie/Oregon                             289      1,194      1,483           844
  5/1/84  Raleigh/Departure                            302      3,849      4,151         2,684
  5/1/84  Virginia Beach                               499      3,714      4,213         2,545
  5/1/84  Philadelphia/Grant                         1,040      4,917      5,957         3,371
  5/1/84  Garland                                      356      1,466      1,822           986
  6/1/84  Lorton                                       435      3,486      3,921         2,322
  6/1/84  Baltimore                                    382      3,354      3,736         2,279
  6/1/84  Laurel                                       501      3,984      4,485         2,733
  6/1/84  Delran                                       279      2,439      2,718         1,592
  6/1/84  Orange Blossom                               226      1,582      1,808         1,060
  6/1/84  Cincinnati                                   402      2,904      3,306         1,935
  6/1/84  Florence                                     185      1,630      1,815         1,066
  7/1/84  Trevose/Old Lincoln                          421      2,797      3,218         1,949
  8/1/84  Medley                                       584      1,921      2,505         1,260
  8/1/84  Oklahoma City                                340      2,584      2,924         1,708


                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

  8/1/84  Newport News                               -        356          2,395           792          1,013
  8/1/84  Kaplan/Walnut Hill                         -        971          2,359           959          1,041
  8/1/84  Kaplan/Irving                              -        677          1,592         4,659            639
  9/1/84  Cockrell Hill                              -        380            913         1,160            675
 11/1/84  Omaha                                      -        109            806           535            399
 11/1/84  Hialeah                                    -        886          1,784           421            672
 12/1/84  Austin/Lamar                               -        643            947           564            443
 12/1/84  Pompano                                    -        399          1,386           686            698
 12/1/84  Fort Worth                                 -        122            928            65            303
 12/1/84  Montgomeryville                            -        215          2,085           462            776
  1/1/85  Cranston                                   -        175            722           375            267
  1/1/85  Bossier City                               -        184          1,542           569            656
  2/1/85  Simi Valley                                -        737          1,389           384            520
  2/1/85  Hurst                                      -        231          1,220           260            480
  3/1/85  Chattanooga                                -        202          1,573           565            683
  3/1/85  Portland                                   -        285            941           362            438
  3/1/85  Fern Park                                  -        144          1,107           248            432
  3/1/85  Fairfield                                  -        338          1,187           530            527
  3/1/85  Houston / Westheimer                       -        850          1,179           804              -
  4/1/85  Austin/ S. First                           -        778          1,282           382            711
  4/1/85  Cincinnati/ E. Kemper                      -        232          1,573           329            853
  4/1/85  Cincinnati/ Colerain                       -        253          1,717           422            932
  4/1/85  Florence/ Tanner Lane                      -        218          1,477           413            835
  4/1/85  Laguna Hills                               -      1,224          3,303           499          1,213
  5/1/85  Tacoma/ Phillips Rd.                       -        396          1,204           324            669
  5/1/85  Milwaukie/ Mcloughlin                      -        458            742           428            620
  5/1/85  Manchester/ S. Willow                      -        371          2,129          (73)            854
  5/1/85  Longwood                                   -        355          1,645           359            669
  5/1/85  Columbus/Busch Blvd.                       -        202          1,559           457            592
  5/1/85  Columbus/Kinnear Rd.                       -        241          1,865           430            771
  5/1/85  Worthington                                -        221          1,824           578            709
  5/1/85  Arlington                                  -        201          1,497           581            618
  6/1/85  N. Hollywood/ Raymer                       -        967            848           271            515
  6/1/85  Grove City/ Marlane Drive                  -        150          1,157           518            471
  6/1/85  Reynoldsburg                               -        204          1,568           576            598
  7/1/85  San Diego/ Kearny Mesa Rd                  -        783          1,750           364            962
  7/1/85  Scottsdale/ 70th St                        -        632          1,368           378            742



                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                           (Dollar amounts in thousands)
                                             -------------------------------------------------

  8/1/84  Newport News                                356      4,200      4,556         2,764
  8/1/84  Kaplan/Walnut Hill                          971      4,359      5,330         2,880
  8/1/84  Kaplan/Irving                               678      6,889      7,567         2,295
  9/1/84  Cockrell Hill                               380      2,748      3,128         1,836
 11/1/84  Omaha                                       109      1,740      1,849         1,158
 11/1/84  Hialeah                                     886      2,877      3,763         1,885
 12/1/84  Austin/Lamar                                643      1,954      2,597         1,253
 12/1/84  Pompano                                     399      2,770      3,169         1,836
 12/1/84  Fort Worth                                  122      1,296      1,418           850
 12/1/84  Montgomeryville                             215      3,323      3,538         2,130
  1/1/85  Cranston                                    175      1,364      1,539           922
  1/1/85  Bossier City                                184      2,767      2,951         1,811
  2/1/85  Simi Valley                                 737      2,293      3,030         1,477
  2/1/85  Hurst                                       231      1,960      2,191         1,279
  3/1/85  Chattanooga                                 202      2,821      3,023         1,799
  3/1/85  Portland                                    285      1,741      2,026         1,113
  3/1/85  Fern Park                                   144      1,787      1,931         1,164
  3/1/85  Fairfield                                   338      2,244      2,582         1,421
  3/1/85  Houston / Westheimer                        850      1,983      2,833         1,600
  4/1/85  Austin/ S. First                            778      2,375      3,153         1,429
  4/1/85  Cincinnati/ E. Kemper                       232      2,755      2,987         1,620
  4/1/85  Cincinnati/ Colerain                        253      3,071      3,324         1,803
  4/1/85  Florence/ Tanner Lane                       218      2,725      2,943         1,600
  4/1/85  Laguna Hills                              1,225      5,014      6,239         3,225
  5/1/85  Tacoma/ Phillips Rd.                        396      2,197      2,593         1,287
  5/1/85  Milwaukie/ Mcloughlin                       458      1,790      2,248         1,057
  5/1/85  Manchester/ S. Willow                       371      2,910      3,281         1,690
  5/1/85  Longwood                                    355      2,673      3,028         1,712
  5/1/85  Columbus/Busch Blvd.                        202      2,608      2,810         1,648
  5/1/85  Columbus/Kinnear Rd.                        241      3,066      3,307         1,955
  5/1/85  Worthington                                 221      3,111      3,332         1,901
  5/1/85  Arlington                                   201      2,696      2,897         1,670
  6/1/85  N. Hollywood/ Raymer                        967      1,634      2,601           984
  6/1/85  Grove City/ Marlane Drive                   150      2,146      2,296         1,306
  6/1/85  Reynoldsburg                                204      2,742      2,946         1,684
  7/1/85  San Diego/ Kearny Mesa Rd                   783      3,076      3,859         1,830
  7/1/85  Scottsdale/ 70th St                         632      2,488      3,120         1,422


                                                                                               Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

  7/1/85  Concord/ Hwy 29                            -        150            750           453            587
  7/1/85  Columbus/Morse Rd.                         -        195          1,510           450            670
  7/1/85  Columbus/Kenney Rd.                        -        199          1,531           553            598
  7/1/85  Westerville                                -        199          1,517           657            620
  7/1/85  Springfield                                -         90            699           411            332
  7/1/85  Dayton/Needmore Road                       -        144          1,108           522            460
  7/1/85  Dayton/Executive Blvd.                     -        160          1,207           478            569
  7/1/85  Lilburn                                    -        331            969           263            424
  9/1/85  Madison/ Copps Ave.                        -        450          1,150           468            665
  9/1/85  Columbus/ Sinclair                         -        307            893           367            519
  9/1/85  Philadelphia/ Tacony St                    -        118          1,782           304            856
 10/1/85  N. Hollywood/ Whitsett                     -      1,524          2,576           399          1,302
 10/1/85  Portland/ SE 82nd St                       -        354            496           376            380
 10/1/85  Columbus/ Ambleside                        -        124          1,526           137            644
 10/1/85  Indianapolis/ Pike Place                   -        229          1,531           571            856
 10/1/85  Indianapolis/ Beach Grove                  -        198          1,342           282            709
 10/1/85  Hartford/ Roberts                          -        219          1,481           445            966
 10/1/85  Wichita/ S. Rock Rd.                       -        501          1,478           292            657
 10/1/85  Wichita/ E. Harry                          -        313          1,050           180            468
 10/1/85  Wichita/ S. Woodlawn                       -        263            905           164            437
 10/1/85  Wichita/ E. Kellogg                        -        185            658           (6)            261
 10/1/85  Wichita/ S. Tyler                          -        294          1,004           145            530
 10/1/85  Wichita/ W. Maple                          -        234            805          (23)            313
 10/1/85  Wichita/ Carey Lane                        -        192            674            52            296
 10/1/85  Wichita/ E. Macarthur                      -        220            775          (70)            323
 10/1/85  Joplin/ S. Range Line                      -        264            904           225            465
 10/1/85  San Antonio/ Wetmore Rd.                   -        306          1,079           560            638
 10/1/85  San Antonio/ Callaghan                     -        288          1,016           452            543
 10/1/85  San Antonio/ Zarzamora                     -        364          1,281           642            674
 10/1/85  San Antonio/ Hackberry                     -        388          1,367         2,531          1,001
 10/1/85  San Antonio/ Fredericksburg                -        287          1,009           548            597
 10/1/85  Dallas/ S. Westmoreland                    -        474          1,670           217            734
 10/1/85  Dallas/ Alvin St.                          -        359          1,266           191            559
 10/1/85  Fort Worth/ W. Beach St.                   -        356          1,252           212            531
 10/1/85  Fort Worth/ E. Seminary                    -        382          1,346           224            552
 10/1/85  Fort Worth/ Cockrell St.                   -        323          1,136           219            515
 11/1/85  Everett/ Evergreen                         -        706          2,294           597          1,076




                                                    Gross Carrying Amount
                                                     At December 31, 2004
   Date                                       ---------------------------------- Accumulated
 Acquired             Description                 Land     Buildings    Total    Depreciation
-----------------------------------------------------------------------------------------------
                                                   (Dollar amounts in thousands)
                                              -------------------------------------------------

  7/1/85  Concord/ Hwy 29                              150      1,790      1,940         1,069
  7/1/85  Columbus/Morse Rd.                           195      2,630      2,825         1,695
  7/1/85  Columbus/Kenney Rd.                          199      2,682      2,881         1,669
  7/1/85  Westerville                                  199      2,794      2,993         1,698
  7/1/85  Springfield                                   90      1,442      1,532           899
  7/1/85  Dayton/Needmore Road                         144      2,090      2,234         1,278
  7/1/85  Dayton/Executive Blvd.                       159      2,255      2,414         1,447
  7/1/85  Lilburn                                      330      1,657      1,987         1,063
  9/1/85  Madison/ Copps Ave.                          450      2,283      2,733         1,303
  9/1/85  Columbus/ Sinclair                           307      1,779      2,086         1,036
  9/1/85  Philadelphia/ Tacony St                      118      2,942      3,060         1,719
 10/1/85  N. Hollywood/ Whitsett                     1,524      4,277      5,801         2,505
 10/1/85  Portland/ SE 82nd St                         354      1,252      1,606           733
 10/1/85  Columbus/ Ambleside                          124      2,307      2,431         1,276
 10/1/85  Indianapolis/ Pike Place                     229      2,958      3,187         1,537
 10/1/85  Indianapolis/ Beach Grove                    198      2,333      2,531         1,347
 10/1/85  Hartford/ Roberts                            219      2,892      3,111         1,620
 10/1/85  Wichita/ S. Rock Rd.                         642      2,286      2,928         1,310
 10/1/85  Wichita/ E. Harry                            285      1,726      2,011         1,008
 10/1/85  Wichita/ S. Woodlawn                         263      1,506      1,769           871
 10/1/85  Wichita/ E. Kellogg                          185        913      1,098           541
 10/1/85  Wichita/ S. Tyler                            294      1,679      1,973         1,011
 10/1/85  Wichita/ W. Maple                            234      1,095      1,329           652
 10/1/85  Wichita/ Carey Lane                          192      1,022      1,214           609
 10/1/85  Wichita/ E. Macarthur                        220      1,028      1,248           602
 10/1/85  Joplin/ S. Range Line                        264      1,594      1,858           933
 10/1/85  San Antonio/ Wetmore Rd.                     306      2,277      2,583         1,324
 10/1/85  San Antonio/ Callaghan                       288      2,011      2,299         1,194
 10/1/85  San Antonio/ Zarzamora                       364      2,597      2,961         1,502
 10/1/85  San Antonio/ Hackberry                       389      4,898      5,287         1,782
 10/1/85  San Antonio/ Fredericksburg                  287      2,154      2,441         1,261
 10/1/85  Dallas/ S. Westmoreland                      474      2,621      3,095         1,579
 10/1/85  Dallas/ Alvin St.                            359      2,016      2,375         1,231
 10/1/85  Fort Worth/ W. Beach St.                     356      1,995      2,351         1,204
 10/1/85  Fort Worth/ E. Seminary                      382      2,122      2,504         1,289
 10/1/85  Fort Worth/ Cockrell St.                     323      1,870      2,193         1,126
 11/1/85  Everett/ Evergreen                           706      3,967      4,673         2,420


                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 11/1/85  Seattle/ Empire Way                        -      1,652          5,348           740          2,198
 12/1/85  Milpitas                                   -      1,623          1,577           336            913
 12/1/85  Pleasanton/ Santa Rita                     -      1,226          2,078           423          1,160
 12/1/85  Amherst/ Niagra Falls                      -        132            701           298            400
 12/1/85  West Sams Blvd.                            -        164          1,159         (235)            383
 12/1/85  MacArthur Rd.                              -        204          1,628           237            638
 12/1/85  Brockton/ Main                             -        153          2,020         (171)            678
 12/1/85  Eatontown/ Hwy 35                          -        308          4,067           635          1,648
 12/1/85  Denver/ Leetsdale                          -        603            847           266            408
  1/1/86  Mapleshade/ Rudderow                       -        362          1,811           380            825
  1/1/86  Bordentown/ Groveville                     -        196            981           192            471
  1/1/86  Sun Valley/ Sheldon                        -        544          1,836           389            793
  1/1/86  Las Vegas/ Highland                        -        432            848           314            420
  2/1/86  Costa Mesa/ Pomona                         -      1,405          1,520           405            693
  2/1/86  Brea/ Imperial Hwy                         -      1,069          2,165           420            954
  2/1/86  Skokie/ McCormick                          -        638          1,912           325            779
  2/1/86  Colorado Springs/ Sinton                   -        535          1,115           430            631
  2/1/86  Oklahoma City/ Penn                        -        146            829           172            406
  2/1/86  Oklahoma City/ 39th                        -        238            812           350            477
  3/1/86  Jacksonville/ Wiley                        -        140            510           303            331
  3/1/86  St. Louis/ Forder                          -        517          1,133           342            534
  3/3/86  Tampa / 56th                               -        450          1,360           583              -
  4/1/86  Reno/ Telegraph                            -        649          1,051           527            682
  4/1/86  St. Louis/Kirkham                          -        199          1,001           238            401
  4/1/86  St. Louis/Reavis                           -        192            958           256            384
  4/1/86  Fort Worth/East Loop                       -        196            804           270            369
  5/1/86  Westlake Village                           -      1,205            995           255            429
  5/1/86  Sacramento/Franklin Blvd.                  -        872            978         3,271            389
  6/1/86  Richland Hills                             -        543            857           464            404
  6/1/86  West Valley/So. 3600                       -        208          1,552           466            413
  7/1/86  Colorado Springs/ Hollow Tree              -        574            726           330            426
  7/1/86  West LA/Purdue Ave.                        -      2,415          3,585           260          1,212
  7/1/86  Capital Heights/Central Ave.               -        649          3,851           445          1,277
  7/1/86  Pontiac/Dixie Hwy.                         -        259          2,091           180            756
  7/1/86  Portland/Johns Landing Area                -        663          1,637          (19)            538
  8/1/86  Laurel/Ft. Meade Rd.                       -        475          1,475           351            630
  8/1/86  Hammond / Calumet                          -         97            751           549            366




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 11/1/85  Seattle/ Empire Way                       1,652      8,286      9,938         5,008
 12/1/85  Milpitas                                  1,623      2,826      4,449         1,607
 12/1/85  Pleasanton/ Santa Rita                    1,226      3,661      4,887         2,086
 12/1/85  Amherst/ Niagra Falls                       132      1,399      1,531           840
 12/1/85  West Sams Blvd.                             164      1,307      1,471           800
 12/1/85  MacArthur Rd.                               204      2,503      2,707         1,486
 12/1/85  Brockton/ Main                              153      2,527      2,680         1,526
 12/1/85  Eatontown/ Hwy 35                           308      6,350      6,658         3,760
 12/1/85  Denver/ Leetsdale                           603      1,521      2,124           904
  1/1/86  Mapleshade/ Rudderow                        362      3,016      3,378         1,778
  1/1/86  Bordentown/ Groveville                      196      1,644      1,840           976
  1/1/86  Sun Valley/ Sheldon                         544      3,018      3,562         1,820
  1/1/86  Las Vegas/ Highland                         432      1,582      2,014           937
  2/1/86  Costa Mesa/ Pomona                        1,405      2,618      4,023         1,575
  2/1/86  Brea/ Imperial Hwy                        1,069      3,539      4,608         2,126
  2/1/86  Skokie/ McCormick                           638      3,016      3,654         1,778
  2/1/86  Colorado Springs/ Sinton                    535      2,176      2,711         1,222
  2/1/86  Oklahoma City/ Penn                         146      1,407      1,553           845
  2/1/86  Oklahoma City/ 39th                         238      1,639      1,877           988
  3/1/86  Jacksonville/ Wiley                         140      1,144      1,284           690
  3/1/86  St. Louis/ Forder                           517      2,009      2,526         1,189
  3/3/86  Tampa / 56th                                450      1,943      2,393         1,429
  4/1/86  Reno/ Telegraph                             649      2,260      2,909         1,374
  4/1/86  St. Louis/Kirkham                           199      1,640      1,839         1,010
  4/1/86  St. Louis/Reavis                            192      1,598      1,790           971
  4/1/86  Fort Worth/East Loop                        196      1,443      1,639           899
  5/1/86  Westlake Village                          1,205      1,679      2,884           974
  5/1/86  Sacramento/Franklin Blvd.                 1,139      4,371      5,510         1,505
  6/1/86  Richland Hills                              543      1,725      2,268         1,080
  6/1/86  West Valley/So. 3600                        208      2,431      2,639         1,451
  7/1/86  Colorado Springs/ Hollow Tree               574      1,482      2,056           852
  7/1/86  West LA/Purdue Ave.                       2,416      5,056      7,472         3,037
  7/1/86  Capital Heights/Central Ave.                649      5,573      6,222         3,322
  7/1/86  Pontiac/Dixie Hwy.                          259      3,027      3,286         1,798
  7/1/86  Portland/Johns Landing Area                 663      2,156      2,819         1,345
  8/1/86  Laurel/Ft. Meade Rd.                        475      2,456      2,931         1,444
  8/1/86  Hammond / Calumet                            97      1,666      1,763         1,016


                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

  9/1/86  Kansas City/S. 44th.                       -        509          1,906           571            737
  9/1/86  Lakewood / Wadsworth - 6th                 -      1,070          3,155           739          1,027
 10/1/86  Peralta/Fremont                            -        851          1,074           334            456
 10/1/86  Birmingham/Highland                        -         89            786           251            398
 10/1/86  Birmingham/Riverchase                      -        262          1,338           462            645
 10/1/86  Birmingham/Eastwood                        -        166          1,184           346            612
 10/1/86  Birmingham/Forestdale                      -        152            948           287            519
 10/1/86  Birmingham/Centerpoint                     -        265          1,305           383            525
 10/1/86  Birmingham/Roebuck Plaza                   -        101            399           314            425
 10/1/86  Birmingham/Greensprings                    -        347          1,173           364            281
 10/1/86  Birmingham/Hoover-Lorna                    -        372          1,128           404            431
 10/1/86  Midfield/Bessemer                          -        170            355           360            112
 10/1/86  Huntsville/Leeman Ferry Rd.                -        158            992           308            558
 10/1/86  Huntsville/Drake                           -        253          1,172           308            538
 10/1/86  Anniston/Whiteside                         -         59            566           211            329
 10/1/86  Houston/Glenvista                          -        595          1,043           698            494
 10/1/86  Houston/I-45                               -        704          1,146           846            604
 10/1/86  Houston/Rogerdale                          -      1,631          2,792           709          1,232
 10/1/86  Houston/Gessner                            -      1,032          1,693         1,049            746
 10/1/86  Houston/Richmond-Fairdale                  -      1,502          2,506         1,197          1,160
 10/1/86  Houston/Gulfton                            -      1,732          3,036         1,159          1,398
 10/1/86  Houston/Westpark                           -        503            854           229            435
 10/1/86  Jonesboro                                  -        157            718           257            370
 10/1/86  Houston / South Loop West                  -      1,299          3,491         1,269          1,366
 10/1/86  Houston / Plainfield Road                  -        904          2,319           862            920
 10/1/86  Houston / North Freeway                    -        719          1,987           128            609
 10/1/86  Houston / Old Katy Road                    -      1,365          3,431         1,065          1,274
 10/1/86  Houston / Long Point                       -        451          1,187           647            563
 10/1/86  Austin / Research Blvd                     -      1,390          1,710           588            672
 11/1/86  Arleta / Osborne Street                    -        987            663           290            290
 12/1/86  Lynnwood / 196th Street                    -      1,063          1,602         7,256            571
 12/1/86  N. Auburn / Auburn Way N                   -        606          1,144           454            533
 12/1/86  Gresham / Burnside & 202nd                 -        351          1,056           427            482
 12/1/86  Denver / Sheridan Boulevard                -      1,033          2,792           971          1,007
 12/1/86  Marietta / Cobb Parkway                    -        536          2,764           821          1,016
 12/1/86  Hillsboro / T.V. Highway                   -        461            574           270            414
 12/1/86  San Antonio / West Sunset Road             -      1,206          1,594           579            649




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

  9/1/86  Kansas City/S. 44th.                        509      3,214      3,723         1,941
  9/1/86  Lakewood / Wadsworth - 6th                1,070      4,921      5,991         3,104
 10/1/86  Peralta/Fremont                             851      1,864      2,715         1,108
 10/1/86  Birmingham/Highland                         150      1,374      1,524           855
 10/1/86  Birmingham/Riverchase                       278      2,429      2,707         1,482
 10/1/86  Birmingham/Eastwood                         232      2,076      2,308         1,245
 10/1/86  Birmingham/Forestdale                       190      1,716      1,906         1,027
 10/1/86  Birmingham/Centerpoint                      273      2,205      2,478         1,287
 10/1/86  Birmingham/Roebuck Plaza                    340        899      1,239           543
 10/1/86  Birmingham/Greensprings                      16      2,149      2,165         1,284
 10/1/86  Birmingham/Hoover-Lorna                     266      2,069      2,335         1,232
 10/1/86  Midfield/Bessemer                            95        902        997           532
 10/1/86  Huntsville/Leeman Ferry Rd.                 198      1,818      2,016         1,117
 10/1/86  Huntsville/Drake                            248      2,023      2,271         1,196
 10/1/86  Anniston/Whiteside                          107      1,058      1,165           663
 10/1/86  Houston/Glenvista                           595      2,235      2,830         1,325
 10/1/86  Houston/I-45                                704      2,596      3,300         1,669
 10/1/86  Houston/Rogerdale                         1,631      4,733      6,364         2,786
 10/1/86  Houston/Gessner                           1,032      3,488      4,520         2,146
 10/1/86  Houston/Richmond-Fairdale                 1,502      4,863      6,365         2,931
 10/1/86  Houston/Gulfton                           1,732      5,593      7,325         3,363
 10/1/86  Houston/Westpark                            503      1,518      2,021           904
 10/1/86  Jonesboro                                   157      1,345      1,502           820
 10/1/86  Houston / South Loop West                 1,299      6,126      7,425         3,947
 10/1/86  Houston / Plainfield Road                   904      4,101      5,005         2,623
 10/1/86  Houston / North Freeway                     661      2,782      3,443         1,796
 10/1/86  Houston / Old Katy Road                   1,365      5,770      7,135         3,755
 10/1/86  Houston / Long Point                        451      2,397      2,848         1,598
 10/1/86  Austin / Research Blvd                    1,390      2,970      4,360         1,898
 11/1/86  Arleta / Osborne Street                     987      1,243      2,230           799
 12/1/86  Lynnwood / 196th Street                   1,405      9,087     10,492         2,374
 12/1/86  N. Auburn / Auburn Way N                    606      2,131      2,737         1,368
 12/1/86  Gresham / Burnside & 202nd                  351      1,965      2,316         1,247
 12/1/86  Denver / Sheridan Boulevard               1,033      4,770      5,803         2,964
 12/1/86  Marietta / Cobb Parkway                     536      4,601      5,137         2,894
 12/1/86  Hillsboro / T.V. Highway                    461      1,258      1,719           911
 12/1/86  San Antonio / West Sunset Road            1,207      2,821      4,028         1,789


                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 12/31/86 Monrovia / Myrtle Avenue                   -      1,149          2,446           218              -
 12/31/86 Chatsworth / Topanga                       -      1,447          1,243         3,319              -
 12/31/86 Houston / Larkwood                         -        247            602           399              -
 12/31/86 Northridge                                 -      3,624          1,922         2,497              -
 12/31/86 Santa Clara / Duane                        -      1,950          1,004           413              -
 12/31/86 Oyster Point                               -      1,569          1,490           461              -
 12/31/86 Walnut                                     -        767            613         3,600              -
  3/1/87  Annandale / Ravensworth                    -        679          1,621           336            596
  4/1/87  City Of Industry / Amar                    -        748          2,052           514            702
  5/1/87  Oklahoma City / W. Hefner                  -        459            941           359            417
  7/1/87  Oakbrook Terrace                           -        912          2,688           175            399
  8/1/87  San Antonio/Austin Hwy.                    -        400            850           (4)            164
 10/1/87  Plantation/S. State Rd.                    -        924          1,801         (213)            298
 10/1/87  Rockville/Fredrick Rd.                     -      1,695          3,305         (107)            519
  2/1/88  Anaheim/Lakeview                           -        995          1,505            45            256
  6/7/88  Mesquite / Sorrento Drive                  -        928          1,011         3,482              -
  7/1/88  Fort Wayne                                 -        101          1,524           138            663
  1/1/92  Costa Mesa                                 -        533            980           708              -
  3/1/92  Dallas / Walnut St.                        -        537          1,008           312              -
  5/1/92  Camp Creek                                 -        576          1,075           327              -
  9/1/92  Orlando/W. Colonial                        -        368            713           218              -
  9/1/92  Jacksonville/Arlington                     -        554          1,065           285              -
 10/1/92  Stockton/Mariners                          -        381            730           225              -
 11/18/92 Virginia Beach/General Booth Blvd          -        599          1,119           437              -
  1/1/93  Redwood City/Storage                       -        907          1,684           255              -
  1/1/93  City Of Industry                           -      1,611          2,991           348              -
  1/1/93  San Jose/Felipe                            -      1,124          2,088           455              -
  1/1/93  Baldwin Park/Garvey Ave                    -        840          1,561           420              -
 3/19/93  Westminister / W. 80th                     -        840          1,586           324              -
 4/26/93  Costa Mesa / Newport                     883      2,141          3,989         5,171              -
 5/13/93  Austin /N. Lamar                           -        919          1,695         8,284              -
 5/28/93  Jacksonville/Phillips Hwy.                 -        406            771           233              -
 5/28/93  Tampa/Nebraska Avenue                      -        550          1,043           192              -
  6/9/93  Calabasas / Ventura Blvd.                  -      1,762          3,269           220              -
  6/9/93  Carmichael / Fair Oaks                     -        573          1,052           260              -
  6/9/93  Santa Clara / Duane                        -        454            834           128              -
 6/10/93  Citrus Heights / Sylvan Road               -        438            822           213              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 12/31/86 Monrovia / Myrtle Avenue                  1,149      2,664      3,813         1,877
 12/31/86 Chatsworth / Topanga                      1,448      4,561      6,009         1,218
 12/31/86 Houston / Larkwood                          247      1,001      1,248           677
 12/31/86 Northridge                                3,624      4,419      8,043         2,024
 12/31/86 Santa Clara / Duane                       1,950      1,417      3,367           979
 12/31/86 Oyster Point                              1,569      1,951      3,520         1,301
 12/31/86 Walnut                                      769      4,211      4,980         1,195
  3/1/87  Annandale / Ravensworth                     679      2,553      3,232         1,580
  4/1/87  City Of Industry / Amar                     748      3,268      4,016         1,339
  5/1/87  Oklahoma City / W. Hefner                   459      1,717      2,176         1,038
  7/1/87  Oakbrook Terrace                            912      3,262      4,174         2,653
  8/1/87  San Antonio/Austin Hwy.                     400      1,010      1,410           835
 10/1/87  Plantation/S. State Rd.                     924      1,886      2,810         1,538
 10/1/87  Rockville/Fredrick Rd.                    1,695      3,717      5,412         2,954
  2/1/88  Anaheim/Lakeview                            995      1,806      2,801         1,415
  6/7/88  Mesquite / Sorrento Drive                 1,045      4,376      5,421         1,717
  7/1/88  Fort Wayne                                  101      2,325      2,426         1,149
  1/1/92  Costa Mesa                                  535      1,686      2,221         1,291
  3/1/92  Dallas / Walnut St.                         537      1,320      1,857         1,278
  5/1/92  Camp Creek                                  576      1,402      1,978           813
  9/1/92  Orlando/W. Colonial                         368        931      1,299           505
  9/1/92  Jacksonville/Arlington                      554      1,350      1,904           739
 10/1/92  Stockton/Mariners                           381        955      1,336           538
 11/18/92 Virginia Beach/General Booth Blvd           599      1,556      2,155           845
  1/1/93  Redwood City/Storage                        907      1,939      2,846         1,001
  1/1/93  City Of Industry                          1,611      3,339      4,950         1,643
  1/1/93  San Jose/Felipe                           1,124      2,543      3,667         1,271
  1/1/93  Baldwin Park/Garvey Ave                     840      1,981      2,821         1,060
 3/19/93  Westminister / W. 80th                      840      1,910      2,750           975
 4/26/93  Costa Mesa / Newport                      3,730      7,571     11,301         2,256
 5/13/93  Austin /N. Lamar                          1,421      9,477     10,898         2,081
 5/28/93  Jacksonville/Phillips Hwy.                  406      1,004      1,410           550
 5/28/93  Tampa/Nebraska Avenue                       550      1,235      1,785           635
  6/9/93  Calabasas / Ventura Blvd.                 1,762      3,489      5,251         1,697
  6/9/93  Carmichael / Fair Oaks                      573      1,312      1,885           712
  6/9/93  Santa Clara / Duane                         454        962      1,416           494
 6/10/93  Citrus Heights / Sylvan Road                438      1,035      1,473           560



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 6/25/93  Trenton / Allen Road                       -        623          1,166           252              -
 6/30/93  Los Angeles/W.Jefferson Blvd               -      1,085          2,017           218              -
 7/16/93  Austin / So. Congress Ave                  -        777          1,445           369              -
  8/1/93  Gaithersburg / E. Diamond                  -        602          1,139           187              -
 8/11/93  Atlanta / Northside                        -      1,150          2,149           367              -
 8/11/93  Smyrna/ Rosswill Rd                        -        446            842           257              -
 8/13/93  So. Brunswick/Highway                      -      1,076          2,033           361              -
 10/1/93  Denver / Federal Blvd                      -        875          1,633           254              -
 10/1/93  Citrus Heights                             -        527            987           134              -
 10/1/93  Lakewood / 6th Ave                         -        798          1,489            47              -
 10/27/93 Houston / S Shaver St                      -        481            896           232              -
 11/3/93  Upland/S. Euclid Ave.                      -        431            807           434              -
 11/16/93 Norcross / Jimmy Carter                    -        627          1,167           208              -
 11/16/93 Seattle / 13th                             -      1,085          2,015           651              -
 12/9/93  Salt Lake City                             -        765          1,422            34              -
 12/16/93 West Valley City                           -        683          1,276           256              -
 12/21/93 Pinellas Park / 34th St. W                 -        607          1,134           255              -
 12/28/93 New Orleans / S. Carrollton Ave            -      1,575          2,941           595              -
 12/29/93 Orange / Main                              -      1,238          2,317         1,471              -
 12/29/93 Sunnyvale / Wedell                         -        554          1,037           783              -
 12/29/93 El Cajon / Magnolia                        -        421            791           598              -
 12/29/93 Orlando / S. Semoran Blvd.                 -        462            872           640              -
 12/29/93 Tampa / W. Hillsborough Ave                -        352            665           441              -
 12/29/93 Irving / West Loop 12                      -        341            643           213              -
 12/29/93 Fullerton / W. Commonwealth                -        904          1,687         1,100              -
 12/29/93 N. Lauderdale / Mcnab Rd                   -        628          1,182           736              -
 12/29/93 Los Alimitos / Cerritos                    -        695          1,299           716              -
 12/29/93 Frederick / Prospect Blvd.                 -        573          1,082           635              -
 12/29/93 Indianapolis / E. Washington               -        403            775           536              -
 12/29/93 Gardena / Western Ave.                     -        552          1,035           613              -
 12/29/93 Palm Bay / Bobcock Street                  -        409            775           555              -
 1/10/94  Hialeah / W. 20Th Ave.                     -      1,855          3,497           265              -
 1/12/94  Sunnyvale / N. Fair Oaks Ave               -        689          1,285           344              -
 1/12/94  Honolulu / Iwaena                          -          -          3,382           739              -
 1/12/94  Miami / Golden Glades                      -        579          1,081           498              -
 1/21/94  Herndon / Centreville Road                 -      1,584          2,981           519              -
  2/8/94  Las Vegas/S. MLK Blvd.                     -      1,383          2,592         1,096              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                      (Dollar amounts in thousands)
                                             -------------------------------------------------

 6/25/93  Trenton / Allen Road                        623      1,418      2,041           701
 6/30/93  Los Angeles/W.Jefferson Blvd              1,085      2,235      3,320         1,090
 7/16/93  Austin / So. Congress Ave                   777      1,814      2,591           974
  8/1/93  Gaithersburg / E. Diamond                   602      1,326      1,928           649
 8/11/93  Atlanta / Northside                       1,150      2,516      3,666         1,274
 8/11/93  Smyrna/ Rosswill Rd                         446      1,099      1,545           589
 8/13/93  So. Brunswick/Highway                     1,076      2,394      3,470         1,196
 10/1/93  Denver / Federal Blvd                       875      1,887      2,762           911
 10/1/93  Citrus Heights                              527      1,121      1,648           554
 10/1/93  Lakewood / 6th Ave                          685      1,649      2,334           775
 10/27/93 Houston / S Shaver St                       481      1,128      1,609           577
 11/3/93  Upland/S. Euclid Ave.                       508      1,164      1,672           582
 11/16/93 Norcross / Jimmy Carter                     627      1,375      2,002           696
 11/16/93 Seattle / 13th                            1,085      2,666      3,751         1,439
 12/9/93  Salt Lake City                              633      1,588      2,221           394
 12/16/93 West Valley City                            683      1,532      2,215           737
 12/21/93 Pinellas Park / 34th St. W                  607      1,389      1,996           707
 12/28/93 New Orleans / S. Carrollton Ave           1,575      3,536      5,111         1,682
 12/29/93 Orange / Main                             1,593      3,433      5,026         1,553
 12/29/93 Sunnyvale / Wedell                          725      1,649      2,374           784
 12/29/93 El Cajon / Magnolia                         542      1,268      1,810           582
 12/29/93 Orlando / S. Semoran Blvd.                  601      1,373      1,974           683
 12/29/93 Tampa / W. Hillsborough Ave                 436      1,022      1,458           497
 12/29/93 Irving / West Loop 12                       355        842      1,197           439
 12/29/93 Fullerton / W. Commonwealth               1,160      2,531      3,691         1,141
 12/29/93 N. Lauderdale / Mcnab Rd                    798      1,748      2,546           797
 12/29/93 Los Alimitos / Cerritos                     874      1,836      2,710           828
 12/29/93 Frederick / Prospect Blvd.                  692      1,598      2,290           742
 12/29/93 Indianapolis / E. Washington                505      1,209      1,714           576
 12/29/93 Gardena / Western Ave.                      695      1,505      2,200           689
 12/29/93 Palm Bay / Bobcock Street                   525      1,214      1,739           581
 1/10/94  Hialeah / W. 20Th Ave.                    1,590      4,027      5,617         1,846
 1/12/94  Sunnyvale / N. Fair Oaks Ave                657      1,661      2,318           757
 1/12/94  Honolulu / Iwaena                             -      4,121      4,121         1,836
 1/12/94  Miami / Golden Glades                       557      1,601      2,158           749
 1/21/94  Herndon / Centreville Road                1,358      3,726      5,084         1,542
  2/8/94  Las Vegas/S. MLK Blvd.                    1,436      3,635      5,071         1,650



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 2/28/94  Arlingtn/Old Jeffersn Davishwy             -        735          1,399           619              -
  3/8/94  Beaverton / Sw Barnes Road                 -        942          1,810           216              -
 3/21/94  Austin / Arboretum                         -        473            897         2,774              -
 3/25/94  Tinton Falls / Shrewsbury Ave              -      1,074          2,033           262              -
 3/25/94  East Brunswick / Milltown Road             -      1,282          2,411           445              -
 3/25/94  Mercerville / Quakerbridge Road            -      1,109          2,111           299              -
 3/31/94  Hypoluxo                                   -        735          1,404         1,936              -
 4/26/94  No. Highlands / Roseville Road             -        980          1,835           410              -
 5/12/94  Fort Pierce/Okeechobee Road                -        438            842           168              -
 5/24/94  Hempstead/Peninsula Blvd.                  -      2,053          3,832           336              -
 5/24/94  La/Huntington                              -        483            905           210              -
  6/9/94  Chattanooga / Brainerd Road                -        613          1,170           271              -
  6/9/94  Chattanooga / Ringgold Road                -        761          1,433           442              -
 6/18/94  Las Vegas / S. Valley View Blvd            -        837          1,571           177              -
 6/23/94  Las Vegas / Tropicana                      -        750          1,408           286              -
 6/23/94  Henderson / Green Valley Pkwy              -      1,047          1,960           200              -
 6/24/94  Las Vegas / N. Lamb Blvd.                  -        869          1,629            99              -
 6/30/94  Birmingham / W. Oxmoor Road                -        532          1,004           462              -
 7/20/94  Milpitas / Dempsey Road                    -      1,260          2,358           238              -
 8/17/94  New Orleans/I-10                           -        784          1,470           229              -
 8/17/94  Beaverton / S.W. Denny Road                -        663          1,245           133              -
 8/17/94  Irwindale / Central Ave.                   -        674          1,263           140              -
 8/17/94  Suitland / St. Barnabas Rd                 -      1,530          2,913           371              -
 8/17/94  North Brunswick / How Lane                 -      1,238          2,323           133              -
 8/17/94  Lombard / 64th                             -        847          1,583           192              -
 8/17/94  Alsip / 27th                               -        406            765           161              -
 9/15/94  Huntsville / Old Monrovia Road             -        613          1,157           252              -
 9/27/94  West Haven / Bull Hill Lane                -        455            873         5,332              -
 9/30/94  San Francisco / Marin St.                  -      1,227          2,339         1,245              -
 9/30/94  Baltimore / Hillen Street                  -        580          1,095           277              -
 9/30/94  San Francisco /10th & Howard               -      1,423          2,668           284              -
 9/30/94  Montebello / E. Whittier                   -        383            732           212              -
 9/30/94  Arlington / Collins                        -        228            435           280              -
 9/30/94  Miami / S.W. 119th Ave                     -        656          1,221            78              -
 9/30/94  Blackwood / Erial Road                     -        774          1,437           143              -
 9/30/94  Concord / Monument                         -      1,092          2,027           427              -
 9/30/94  Rochester / Lee Road                       -        469            871           321              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                              (Dollar amounts in thousands)
                                             -------------------------------------------------

 2/28/94  Arlingtn/Old Jeffersn Davishwy              630      2,123      2,753           919
  3/8/94  Beaverton / Sw Barnes Road                  807      2,161      2,968         1,041
 3/21/94  Austin / Arboretum                        1,554      2,590      4,144           911
 3/25/94  Tinton Falls / Shrewsbury Ave               921      2,448      3,369         1,165
 3/25/94  East Brunswick / Milltown Road            1,099      3,039      4,138         1,422
 3/25/94  Mercerville / Quakerbridge Road             950      2,569      3,519         1,240
 3/31/94  Hypoluxo                                    630      3,445      4,075         2,522
 4/26/94  No. Highlands / Roseville Road              840      2,385      3,225         1,154
 5/12/94  Fort Pierce/Okeechobee Road                 375      1,073      1,448           638
 5/24/94  Hempstead/Peninsula Blvd.                 1,763      4,458      6,221         2,013
 5/24/94  La/Huntington                               414      1,184      1,598           559
  6/9/94  Chattanooga / Brainerd Road                 525      1,529      2,054           750
  6/9/94  Chattanooga / Ringgold Road                 653      1,983      2,636         1,016
 6/18/94  Las Vegas / S. Valley View Blvd             718      1,867      2,585           858
 6/23/94  Las Vegas / Tropicana                       643      1,801      2,444           841
 6/23/94  Henderson / Green Valley Pkwy               898      2,309      3,207         1,058
 6/24/94  Las Vegas / N. Lamb Blvd.                   669      1,928      2,597           615
 6/30/94  Birmingham / W. Oxmoor Road                 456      1,542      1,998           828
 7/20/94  Milpitas / Dempsey Road                   1,080      2,776      3,856         1,252
 8/17/94  New Orleans/I-10                            672      1,811      2,483           840
 8/17/94  Beaverton / S.W. Denny Road                 568      1,473      2,041           679
 8/17/94  Irwindale / Central Ave.                    578      1,499      2,077           653
 8/17/94  Suitland / St. Barnabas Rd                1,312      3,502      4,814         1,566
 8/17/94  North Brunswick / How Lane                1,062      2,632      3,694         1,147
 8/17/94  Lombard / 64th                              726      1,896      2,622           841
 8/17/94  Alsip / 27th                                348        984      1,332           447
 9/15/94  Huntsville / Old Monrovia Road              525      1,497      2,022           735
 9/27/94  West Haven / Bull Hill Lane               1,964      4,696      6,660         1,249
 9/30/94  San Francisco / Marin St.                 1,371      3,440      4,811         1,495
 9/30/94  Baltimore / Hillen Street                   497      1,455      1,952           716
 9/30/94  San Francisco /10th & Howard              1,221      3,154      4,375         1,402
 9/30/94  Montebello / E. Whittier                    329        998      1,327           460
 9/30/94  Arlington / Collins                         195        748        943           441
 9/30/94  Miami / S.W. 119th Ave                      563      1,392      1,955           610
 9/30/94  Blackwood / Erial Road                      663      1,691      2,354           749
 9/30/94  Concord / Monument                          936      2,610      3,546         1,213
 9/30/94  Rochester / Lee Road                        402      1,259      1,661           591



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 9/30/94  Houston / Bellaire                         -        623          1,157           300              -
 9/30/94  Austin / Lamar Blvd                        -        781          1,452           174              -
 9/30/94  Milwaukee / Lovers Lane Rd                 -        469            871           274              -
 9/30/94  Monterey / Del Rey Oaks                    -      1,093          1,897           130              -
 9/30/94  St. Petersburg / 66Th St.                  -        427            793           211              -
 9/30/94  Dayton Bch / N. Nova Road                  -        396            735           127              -
 9/30/94  Maple Shade / Route 38                     -        994          1,846           245              -
 9/30/94  Marlton / Route 73 N.                      -        938          1,742           281              -
 9/30/94  Naperville / E. Ogden Ave                  -        683          1,268           167              -
 9/30/94  Long Beach / South Street                  -      1,778          3,307           411              -
 9/30/94  Aloha / S.W. Shaw                          -        805          1,495           147              -
 9/30/94  Alexandria / S. Pickett                    -      1,550          2,879           305              -
 9/30/94  Houston / Highway 6 North                  -      1,120          2,083           264              -
 9/30/94  San Antonio/Nacogdoches Rd                 -        571          1,060           254              -
 9/30/94  San Ramon/San Ramon Valley                 -      1,530          2,840           486              -
 9/30/94  San Rafael / Merrydale Rd                  -      1,705          3,165           223              -
 9/30/94  San Antonio / Austin Hwy                   -        592          1,098           206              -
 9/30/94  Sharonville / E. Kemper                    -        574          1,070           270              -
 10/13/94 Davie / State Road 84                      -        744          1,467           929              -
 10/13/94 Carrollton / Marsh Lane                    -        770          1,437         1,418              -
 10/31/94 Sherman Oaks / Van Nuys Blvd               -      1,278          2,461           944              -
 12/19/94 Salt Lake City/West North Temple           -        490            917          (48)              -
 12/28/94 Milpitas / Watson                          -      1,575          2,925           308              -
 12/28/94 Las Vegas / Jones Blvd                     -      1,208          2,243           186              -
 12/28/94 Venice / Guthrie                           -        578          1,073           145              -
 12/30/94 Apple Valley / Foliage Ave                 -        910          1,695           256              -
  1/4/95  Chula Vista / Main Street                  -        735          1,802           203              -
  1/5/95  Pantego / West Park                        -        315            735           167              -
 1/12/95  Roswell / Alpharetta                       -        423            993           400              -
 1/23/95  North Bergen / Tonne                       -      1,564          3,772           373              -
 1/23/95  San Leandro / Hesperian                    -        734          1,726           153              -
 1/24/95  Nashville / Elm Hill                       -        338            791           393              -
  2/3/95  Reno / S. Mccarron Blvd                    -      1,080          2,537           206              -
 2/15/95  Schiller Park                              -      1,688          3,939           401              -
 2/15/95  Lansing                                    -      1,514          3,534           228              -
 2/15/95  Pleasanton                                 -      1,257          2,932           128              -
 2/15/95  LA/Sepulveda                               -      1,453          3,390           130              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                              (Dollar amounts in thousands)
                                             -------------------------------------------------

 9/30/94  Houston / Bellaire                          534      1,546      2,080           707
 9/30/94  Austin / Lamar Blvd                         669      1,738      2,407           787
 9/30/94  Milwaukee / Lovers Lane Rd                  402      1,212      1,614           523
 9/30/94  Monterey / Del Rey Oaks                     903      2,217      3,120         1,008
 9/30/94  St. Petersburg / 66Th St.                   366      1,065      1,431           521
 9/30/94  Dayton Bch / N. Nova Road                   339        919      1,258           459
 9/30/94  Maple Shade / Route 38                      852      2,233      3,085           980
 9/30/94  Marlton / Route 73 N.                       804      2,157      2,961           863
 9/30/94  Naperville / E. Ogden Ave                   585      1,533      2,118           673
 9/30/94  Long Beach / South Street                 1,524      3,972      5,496         1,703
 9/30/94  Aloha / S.W. Shaw                           690      1,757      2,447           791
 9/30/94  Alexandria / S. Pickett                   1,329      3,405      4,734         1,474
 9/30/94  Houston / Highway 6 North                   960      2,507      3,467         1,142
 9/30/94  San Antonio/Nacogdoches Rd                  489      1,396      1,885           647
 9/30/94  San Ramon/San Ramon Valley                1,311      3,545      4,856         1,571
 9/30/94  San Rafael / Merrydale Rd                 1,461      3,632      5,093         1,598
 9/30/94  San Antonio / Austin Hwy                    507      1,389      1,896           663
 9/30/94  Sharonville / E. Kemper                     492      1,422      1,914           665
 10/13/94 Davie / State Road 84                       638      2,502      3,140         1,127
 10/13/94 Carrollton / Marsh Lane                   1,022      2,603      3,625         1,100
 10/31/94 Sherman Oaks / Van Nuys Blvd              1,423      3,260      4,683         1,438
 12/19/94 Salt Lake City/West North Temple            385        974      1,359           254
 12/28/94 Milpitas / Watson                         1,350      3,458      4,808         1,469
 12/28/94 Las Vegas / Jones Blvd                    1,035      2,602      3,637         1,114
 12/28/94 Venice / Guthrie                            495      1,301      1,796           579
 12/30/94 Apple Valley / Foliage Ave                  780      2,081      2,861           935
  1/4/95  Chula Vista / Main Street                   735      2,005      2,740           945
  1/5/95  Pantego / West Park                         315        902      1,217           450
 1/12/95  Roswell / Alpharetta                        423      1,393      1,816           672
 1/23/95  North Bergen / Tonne                      1,551      4,158      5,709         1,766
 1/23/95  San Leandro / Hesperian                     734      1,879      2,613           791
 1/24/95  Nashville / Elm Hill                        338      1,184      1,522           673
  2/3/95  Reno / S. Mccarron Blvd                   1,080      2,743      3,823         1,172
 2/15/95  Schiller Park                             1,688      4,340      6,028         1,591
 2/15/95  Lansing                                   1,514      3,762      5,276         1,352
 2/15/95  Pleasanton                                1,257      3,060      4,317         1,086
 2/15/95  LA/Sepulveda                              1,453      3,520      4,973         1,269



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 2/28/95  Decatur / Flat Shoal                       -        970          2,288           499              -
 2/28/95  Smyrna / S. Cobb                           -        663          1,559           282              -
 2/28/95  Downey / Bellflower                        -        916          2,158           179              -
 2/28/95  Vallejo / Lincoln                          -        445          1,052           227              -
 2/28/95  Lynnwood / 180th St                        -        516          1,205           258              -
 2/28/95  Kent / Pacific Hwy                         -        728          1,711           164              -
 2/28/95  Kirkland                                   -      1,254          2,932           264              -
 2/28/95  Federal Way/Pacific                        -        785          1,832           278              -
 2/28/95  Tampa / S. Dale                            -        791          1,852           308              -
 2/28/95  Burlingame/Adrian Rd                       -      2,280          5,349           343              -
 2/28/95  Miami / Cloverleaf                         -        606          1,426           311              -
 2/28/95  Pinole / San Pablo                         -        639          1,502           262              -
 2/28/95  South Gate / Firesto                       -      1,442          3,449           437              -
 2/28/95  San Jose / Mabury                          -        892          2,088           163              -
 2/28/95  La Puente / Valley Blvd                    -        591          1,390           263              -
 2/28/95  San Jose / Capitol E                       -      1,215          2,852           153              -
 2/28/95  Milwaukie / 40th Street                    -        576          1,388           131              -
 2/28/95  Portland / N. Lombard                      -        812          1,900           228              -
 2/28/95  Miami / Biscayne                           -      1,313          3,076           511              -
 2/28/95  Chicago / Clark Street                     -        442          1,031           358              -
 2/28/95  Palatine / Dundee                          -        698          1,643           399              -
 2/28/95  Williamsville/Transit                      -        284            670           286              -
 2/28/95  Amherst / Sheridan                         -        484          1,151           203              -
  3/2/95  Everett / Highway 99                       -        859          2,022           287              -
  3/2/95  Burien / 1St Ave South                     -        763          1,783           324              -
  3/2/95  Kent / South 238th Street                  -        763          1,783           277              -
 3/31/95  Cheverly / Central Ave                     -        911          2,164           232              -
  5/1/95  Sandy / S. State Street                    -      1,043          2,442         (267)              -
  5/3/95  Largo / Ulmerton Roa                       -        263            654           158              -
  5/8/95  Fairfield/Western Street                   -        439          1,030            98              -
  5/8/95  Dallas / W. Mockingbird                    -      1,440          3,371           173              -
  5/8/95  East Point / Lakewood                      -        884          2,071           361              -
 5/25/95  Falls Church / Gallows Rd                  -        350            835           216              -
 6/12/95  Baltimore / Old Waterloo                   -        769          1,850           215              -
 6/12/95  Pleasant Hill / Hookston                   -        766          1,848           136              -
 6/12/95  Mountain View/Old Middlefield              -      2,095          4,913           148              -
 6/30/95  San Jose / Blossom Hill                    -      1,467          3,444           222              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                              (Dollar amounts in thousands)
                                             -------------------------------------------------

 2/28/95  Decatur / Flat Shoal                        970      2,787      3,757         1,307
 2/28/95  Smyrna / S. Cobb                            663      1,841      2,504           848
 2/28/95  Downey / Bellflower                         916      2,337      3,253           977
 2/28/95  Vallejo / Lincoln                           445      1,279      1,724           593
 2/28/95  Lynnwood / 180th St                         516      1,463      1,979           666
 2/28/95  Kent / Pacific Hwy                          728      1,875      2,603           811
 2/28/95  Kirkland                                  1,254      3,196      4,450         1,352
 2/28/95  Federal Way/Pacific                         785      2,110      2,895           979
 2/28/95  Tampa / S. Dale                             791      2,160      2,951           946
 2/28/95  Burlingame/Adrian Rd                      2,280      5,692      7,972         2,411
 2/28/95  Miami / Cloverleaf                          606      1,737      2,343           794
 2/28/95  Pinole / San Pablo                          639      1,764      2,403           824
 2/28/95  South Gate / Firesto                      1,442      3,886      5,328         1,721
 2/28/95  San Jose / Mabury                           892      2,251      3,143           937
 2/28/95  La Puente / Valley Blvd                     591      1,653      2,244           767
 2/28/95  San Jose / Capitol E                      1,215      3,005      4,220         1,266
 2/28/95  Milwaukie / 40th Street                     579      1,516      2,095           674
 2/28/95  Portland / N. Lombard                       812      2,128      2,940           940
 2/28/95  Miami / Biscayne                          1,313      3,587      4,900         1,352
 2/28/95  Chicago / Clark Street                      442      1,389      1,831           699
 2/28/95  Palatine / Dundee                           698      2,042      2,740           856
 2/28/95  Williamsville/Transit                       284        956      1,240           443
 2/28/95  Amherst / Sheridan                          484      1,354      1,838           622
  3/2/95  Everett / Highway 99                        859      2,309      3,168         1,014
  3/2/95  Burien / 1St Ave South                      763      2,107      2,870           957
  3/2/95  Kent / South 238th Street                   763      2,060      2,823           956
 3/31/95  Cheverly / Central Ave                      911      2,396      3,307           994
  5/1/95  Sandy / S. State Street                     923      2,295      3,218           571
  5/3/95  Largo / Ulmerton Roa                        263        812      1,075           402
  5/8/95  Fairfield/Western Street                    439      1,128      1,567           478
  5/8/95  Dallas / W. Mockingbird                   1,440      3,544      4,984         1,447
  5/8/95  East Point / Lakewood                       884      2,432      3,316         1,109
 5/25/95  Falls Church / Gallows Rd                   350      1,051      1,401           475
 6/12/95  Baltimore / Old Waterloo                    769      2,065      2,834           833
 6/12/95  Pleasant Hill / Hookston                    742      2,008      2,750           831
 6/12/95  Mountain View/Old Middlefield             2,095      5,061      7,156         1,980
 6/30/95  San Jose / Blossom Hill                   1,467      3,666      5,133         1,484



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 6/30/95  Fairfield / Kings Highway                  -      1,811          4,273           240              -
 6/30/95  Pacoima / Paxton Street                  746        840          1,976           203              -
 6/30/95  Portland / Prescott                        -        647          1,509           222              -
 6/30/95  St. Petersburg                             -        352            827           259              -
 6/30/95  Dallas / Audelia Road                      -      1,166          2,725           872              -
 6/30/95  Miami Gardens                              -        823          1,929           234              -
 6/30/95  Grand Prairie / 19th                       -        566          1,329           163              -
 6/30/95  Joliet / Jefferson Street                  -        501          1,181           223              -
 6/30/95  Bridgeton / Pennridge                      -        283            661           212              -
 6/30/95  Portland / S.E.92nd                        -        638          1,497           220              -
 6/30/95  Houston / S.W. Freeway                     -        537          1,254         6,844              -
 6/30/95  Milwaukee / Brown                          -        358            849           264              -
 6/30/95  Orlando / W. Oak Ridge                     -        698          1,642           277              -
 6/30/95  Lauderhill / State Road                    -        644          1,508           238              -
 6/30/95  Orange Park /Blanding Blvd                 -        394            918           239              -
 6/30/95  St. Petersburg /Joe'S Creek                -        704          1,642           207              -
 6/30/95  St. Louis / Page Service Drive             -        531          1,241           201              -
 6/30/95  Independence /E. 42nd                      -        438          1,023           183              -
 6/30/95  Cherry Hill / Dobbs Lane                   -        716          1,676           191              -
 6/30/95  Edgewater Park / Route 130                 -        683          1,593           139              -
 6/30/95  Beaverton / S.W. 110                       -        572          1,342           206              -
 6/30/95  Markham / W. 159Th Place                   -        230            539           188              -
 6/30/95  Houston / N.W. Freeway                     -        447          1,066           155              -
 6/30/95  Portland / Gantenbein                      -        537          1,262           235              -
 6/30/95  Upper Chichester/Market St.                -        569          1,329           169              -
 6/30/95  Fort Worth / Hwy 80                        -        379            891           139              -
 6/30/95  Greenfield/ S. 108th                       -        728          1,707           296              -
 6/30/95  Altamonte Springs                          -        566          1,326           161              -
 6/30/95  Seattle / Delridge Way                     -        760          1,779           275              -
 6/30/95  Elmhurst / Lake Frontage Rd                -        748          1,758           211              -
 6/30/95  Los Angeles / Beverly Blvd                 -        787          1,886           410              -
 6/30/95  Lawrenceville / Brunswick                  -        841          1,961           181              -
 6/30/95  Richmond / Carlson                         -        865          2,025           321              -
 6/30/95  Liverpool / Oswego Road                    -        545          1,279           330              -
 6/30/95  Rochester / East Ave                       -        578          1,375           310              -
 6/30/95  Pasadena / E. Beltway                      -        757          1,767           165              -
 7/13/95  Tarzana / Burbank Blvd                     -      2,895          6,823           409              -




                                                    Gross Carrying Amount
                                                     At December 31, 2004
   Date                                       ---------------------------------- Accumulated
 Acquired             Description                 Land     Buildings    Total    Depreciation
-----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             --------------------------------------------------

 6/30/95  Fairfield / Kings Highway                  1,811      4,513      6,324         1,845
 6/30/95  Pacoima / Paxton Street                      840      2,179      3,019           889
 6/30/95  Portland / Prescott                          647      1,731      2,378           741
 6/30/95  St. Petersburg                               352      1,086      1,438           499
 6/30/95  Dallas / Audelia Road                      1,166      3,597      4,763         1,750
 6/30/95  Miami Gardens                                823      2,163      2,986           897
 6/30/95  Grand Prairie / 19th                         566      1,492      2,058           641
 6/30/95  Joliet / Jefferson Street                    501      1,404      1,905           610
 6/30/95  Bridgeton / Pennridge                        283        873      1,156           417
 6/30/95  Portland / S.E.92nd                          638      1,717      2,355           738
 6/30/95  Houston / S.W. Freeway                     1,140      7,495      8,635         1,189
 6/30/95  Milwaukee / Brown                            358      1,113      1,471           490
 6/30/95  Orlando / W. Oak Ridge                       698      1,919      2,617           825
 6/30/95  Lauderhill / State Road                      644      1,746      2,390           716
 6/30/95  Orange Park /Blanding Blvd                   394      1,157      1,551           538
 6/30/95  St. Petersburg /Joe'S Creek                  704      1,849      2,553           782
 6/30/95  St. Louis / Page Service Drive               531      1,442      1,973           627
 6/30/95  Independence /E. 42nd                        438      1,206      1,644           546
 6/30/95  Cherry Hill / Dobbs Lane                     715      1,868      2,583           751
 6/30/95  Edgewater Park / Route 130                   683      1,732      2,415           703
 6/30/95  Beaverton / S.W. 110                         572      1,548      2,120           657
 6/30/95  Markham / W. 159Th Place                     229        728        957           333
 6/30/95  Houston / N.W. Freeway                       447      1,221      1,668           545
 6/30/95  Portland / Gantenbein                        537      1,497      2,034           635
 6/30/95  Upper Chichester/Market St.                  569      1,498      2,067           620
 6/30/95  Fort Worth / Hwy 80                          379      1,030      1,409           464
 6/30/95  Greenfield/ S. 108th                         728      2,003      2,731           851
 6/30/95  Altamonte Springs                            566      1,487      2,053           617
 6/30/95  Seattle / Delridge Way                       760      2,054      2,814           845
 6/30/95  Elmhurst / Lake Frontage Rd                  748      1,969      2,717           821
 6/30/95  Los Angeles / Beverly Blvd                   787      2,296      3,083         1,055
 6/30/95  Lawrenceville / Brunswick                    841      2,142      2,983           848
 6/30/95  Richmond / Carlson                           865      2,346      3,211         1,017
 6/30/95  Liverpool / Oswego Road                      545      1,609      2,154           705
 6/30/95  Rochester / East Ave                         578      1,685      2,263           690
 6/30/95  Pasadena / E. Beltway                        757      1,932      2,689           798
 7/13/95  Tarzana / Burbank Blvd                     2,895      7,232     10,127         2,992



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 7/31/95  Orlando / Lakehurst                        -        450          1,063           176              -
 7/31/95  Livermore / Portola                        -        921          2,157           215              -
 7/31/95  San Jose / Tully                           -        912          2,137           353              -
 7/31/95  Mission Bay                                -      1,617          3,785           556              -
 7/31/95  Las Vegas / Decatur                        -      1,147          2,697           352              -
 7/31/95  Pleasanton / Stanley                       -      1,624          3,811           240              -
 7/31/95  Castro Valley / Grove                      -        757          1,772           107              -
 7/31/95  Honolulu / Kaneohe                         -      1,215          2,846         2,109              -
 7/31/95  Chicago / Wabash Ave                       -        645          1,535           686              -
 7/31/95  Springfield / Parker                       -        765          1,834           201              -
 7/31/95  Huntington Bch/Gotham                      -        765          1,808           190              -
 7/31/95  Tucker / Lawrenceville                     -        630          1,480           225              -
 7/31/95  Marietta / Canton Road                     -        600          1,423           284              -
 7/31/95  Wheeling / Hintz                           -        450          1,054           172              -
  8/1/95  Gresham / Division                         -        607          1,428           115              -
  8/1/95  Tucker / Lawrenceville                     -        600          1,405           335              -
  8/1/95  Decatur / Covington                        -        720          1,694           242              -
 8/11/95  Studio City/Ventura                        -      1,285          3,015           206              -
 8/12/95  Smyrna / Hargrove Road                     -      1,020          3,038           438              -
  9/1/95  Hayward / Mission Blvd                     -      1,020          2,383           189              -
  9/1/95  Park City / Belvider                       -        600          1,405           140              -
  9/1/95  New Castle/Dupont Parkway                  -        990          2,369           196              -
  9/1/95  Las Vegas / Rainbow                        -      1,050          2,459           120              -
  9/1/95  Mountain View / Reng                       -        945          2,216           160              -
  9/1/95  Venice / Cadillac                          -        930          2,182           260              -
  9/1/95  Simi Valley /Los Angeles                   -      1,590          3,724           294              -
  9/1/95  Spring Valley/Foreman                      -      1,095          2,572           178              -
  9/6/95  Darien / Frontage Road                     -        975          2,321           132              -
 9/30/95  Whittier                                   -        215            384           208            781
 9/30/95  Van Nuys/Balboa                            -        295            657            66          1,148
 9/30/95  Huntington Beach                           -        176            321           135            738
 9/30/95  Monterey Park                              -        124            346          (32)            782
 9/30/95  Downey                                     -        191            317           122            825
 9/30/95  Del Amo                                    -        474            742           418            922
 9/30/95  Carson                                     -        375            735           405            428
 9/30/95  Van Nuys/Balboa Blvd                       -      1,920          4,504           457              -
 10/31/95 San Lorenzo /Hesperian                     -      1,590          3,716           388              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 7/31/95  Orlando / Lakehurst                         450      1,239      1,689           533
 7/31/95  Livermore / Portola                         921      2,372      3,293           979
 7/31/95  San Jose / Tully                            912      2,490      3,402         1,052
 7/31/95  Mission Bay                               1,617      4,341      5,958         1,841
 7/31/95  Las Vegas / Decatur                       1,147      3,049      4,196         1,278
 7/31/95  Pleasanton / Stanley                      1,624      4,051      5,675         1,628
 7/31/95  Castro Valley / Grove                       757      1,879      2,636           760
 7/31/95  Honolulu / Kaneohe                        2,133      4,037      6,170         1,454
 7/31/95  Chicago / Wabash Ave                        645      2,221      2,866         1,188
 7/31/95  Springfield / Parker                        765      2,035      2,800           839
 7/31/95  Huntington Bch/Gotham                       765      1,998      2,763           845
 7/31/95  Tucker / Lawrenceville                      630      1,705      2,335           740
 7/31/95  Marietta / Canton Road                      600      1,707      2,307           765
 7/31/95  Wheeling / Hintz                            450      1,226      1,676           519
  8/1/95  Gresham / Division                          607      1,543      2,150           641
  8/1/95  Tucker / Lawrenceville                      600      1,740      2,340           781
  8/1/95  Decatur / Covington                         720      1,936      2,656           841
 8/11/95  Studio City/Ventura                       1,285      3,221      4,506         1,274
 8/12/95  Smyrna / Hargrove Road                    1,020      3,476      4,496         1,355
  9/1/95  Hayward / Mission Blvd                    1,020      2,572      3,592         1,031
  9/1/95  Park City / Belvider                        600      1,545      2,145           619
  9/1/95  New Castle/Dupont Parkway                   990      2,565      3,555         1,027
  9/1/95  Las Vegas / Rainbow                       1,050      2,579      3,629         1,024
  9/1/95  Mountain View / Reng                        945      2,376      3,321           949
  9/1/95  Venice / Cadillac                           930      2,442      3,372         1,026
  9/1/95  Simi Valley /Los Angeles                  1,590      4,018      5,608         1,575
  9/1/95  Spring Valley/Foreman                     1,095      2,750      3,845         1,100
  9/6/95  Darien / Frontage Road                      975      2,453      3,428           988
 9/30/95  Whittier                                    215      1,373      1,588           587
 9/30/95  Van Nuys/Balboa                             295      1,871      2,166           876
 9/30/95  Huntington Beach                            176      1,194      1,370           538
 9/30/95  Monterey Park                               124      1,096      1,220           574
 9/30/95  Downey                                      191      1,264      1,455           574
 9/30/95  Del Amo                                     474      2,082      2,556           991
 9/30/95  Carson                                      375      1,568      1,943           545
 9/30/95  Van Nuys/Balboa Blvd                      1,920      4,961      6,881         1,714
 10/31/95 San Lorenzo /Hesperian                    1,590      4,104      5,694         1,437



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 10/31/95 Chicago / W. 47th Street                   -        300            708           267              -
 10/31/95 Los Angeles / Eastern                      -        455          1,070           184              -
 11/15/95 Costa Mesa                                 -        522          1,218            77              -
 11/15/95 Plano / E. 14th                            -        705          1,646           102              -
 11/15/95 Citrus Heights/Sunrise                     -        520          1,213           158              -
 11/15/95 Modesto/Briggsmore Ave                     -        470          1,097           130              -
 11/15/95 So San Francisco/Spruce                    -      1,905          4,444           399              -
 11/15/95 Pacheco/Buchanan Circle                    -      1,681          3,951           321              -
 11/16/95 Palm Beach Gardens                         -        657          1,540           145              -
 11/16/95 Delray Beach                               -        600          1,407           177              -
  1/1/96  Bensenville/York Rd                        -        667          1,602           249            895
  1/1/96  Louisville/Preston                         -        211          1,060            88            594
  1/1/96  San Jose/Aborn Road                        -        615          1,342           102            759
  1/1/96  Englewood/Federal                          -        481          1,395           145            777
  1/1/96  W. Hollywood/Santa Monica                  -      3,415          4,577           238          2,552
  1/1/96  Orland Hills/W. 159th                      -        917          2,392           340          1,342
  1/1/96  Merrionette Park                           -        818          2,020           116          1,122
  1/1/96  Denver/S Quebec                            -      1,849          1,941           198          1,086
  1/1/96  Tigard/S.W. Pacific                        -        633          1,206           141            705
  1/1/96  Coram/Middle Count                         -        507          1,421           145            792
  1/1/96  Houston/FM 1960                            -        635          1,294           235            783
  1/1/96  Kent/Military Trail                        -        409          1,670           195            956
  1/1/96  Turnersville/Black                         -        165          1,360           143            758
  1/1/96  Sewell/Rts. 553                            -        323          1,138           141            658
  1/1/96  Maple Shade/Fellowship                     -        331          1,421           147            803
  1/1/96  Hyattsville/Kenilworth                     -        509          1,757           163          1,000
  1/1/96  Waterbury/Captain                          -        434          2,089           206          1,162
  1/1/96  Bedford Hts/Miles                          -        835          1,577           305            929
  1/1/96  Livonia/Newburgh                           -        635          1,407           124            783
  1/1/96  Sunland/Sunland Blvd.                      -        631          1,965           130          1,090
  1/1/96  Des Moines                                 -        448          1,350           120            768
  1/1/96  Oxonhill/Indianhead                        -        772          2,017           329          1,141
  1/1/96  Sacramento/N. 16th                         -        582          2,610           174          1,466
  1/1/96  Houston/Westheimer                         -      1,508          2,274           274          1,304
  1/1/96  San Pablo/San Pablo                        -        565          1,232           162            713
  1/1/96  Bowie/Woodcliff                            -        718          2,336           165          1,292
  1/1/96  Milwaukee/S. 84th                          -        444          1,868           332          1,091




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 10/31/95 Chicago / W. 47th Street                    300        975      1,275           393
 10/31/95 Los Angeles / Eastern                       455      1,254      1,709           468
 11/15/95 Costa Mesa                                  522      1,295      1,817           494
 11/15/95 Plano / E. 14th                             705      1,748      2,453           668
 11/15/95 Citrus Heights/Sunrise                      520      1,371      1,891           554
 11/15/95 Modesto/Briggsmore Ave                      470      1,227      1,697           486
 11/15/95 So San Francisco/Spruce                   1,905      4,843      6,748         1,829
 11/15/95 Pacheco/Buchanan Circle                   1,681      4,272      5,953         1,599
 11/16/95 Palm Beach Gardens                          657      1,685      2,342           677
 11/16/95 Delray Beach                                600      1,584      2,184           659
  1/1/96  Bensenville/York Rd                         667      2,746      3,413           936
  1/1/96  Louisville/Preston                          211      1,742      1,953           582
  1/1/96  San Jose/Aborn Road                         615      2,203      2,818           760
  1/1/96  Englewood/Federal                           481      2,317      2,798           807
  1/1/96  W. Hollywood/Santa Monica                 3,415      7,367     10,782         2,396
  1/1/96  Orland Hills/W. 159th                       917      4,074      4,991         1,356
  1/1/96  Merrionette Park                            818      3,258      4,076         1,087
  1/1/96  Denver/S Quebec                           1,849      3,225      5,074         1,082
  1/1/96  Tigard/S.W. Pacific                         633      2,052      2,685           699
  1/1/96  Coram/Middle Count                          507      2,358      2,865           757
  1/1/96  Houston/FM 1960                             635      2,312      2,947           818
  1/1/96  Kent/Military Trail                         409      2,821      3,230           924
  1/1/96  Turnersville/Black                          165      2,261      2,426           749
  1/1/96  Sewell/Rts. 553                             323      1,937      2,260           654
  1/1/96  Maple Shade/Fellowship                      331      2,371      2,702           763
  1/1/96  Hyattsville/Kenilworth                      509      2,920      3,429           944
  1/1/96  Waterbury/Captain                           434      3,457      3,891           977
  1/1/96  Bedford Hts/Miles                           835      2,811      3,646           959
  1/1/96  Livonia/Newburgh                            635      2,314      2,949           749
  1/1/96  Sunland/Sunland Blvd.                       631      3,185      3,816           975
  1/1/96  Des Moines                                  448      2,238      2,686           749
  1/1/96  Oxonhill/Indianhead                         772      3,487      4,259         1,105
  1/1/96  Sacramento/N. 16th                          582      4,250      4,832         1,145
  1/1/96  Houston/Westheimer                        1,508      3,852      5,360         1,271
  1/1/96  San Pablo/San Pablo                         565      2,107      2,672           682
  1/1/96  Bowie/Woodcliff                             718      3,793      4,511         1,112
  1/1/96  Milwaukee/S. 84th                           444      3,291      3,735         1,031



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

  1/1/96  Clinton/Malcolm Road                       -        593          2,123           254          1,187
  1/3/96  San Gabriel                                -      1,005          2,345           251              -
  1/5/96  San Francisco, Second St.                  -      2,880          6,814           192              -
 1/12/96  San Antonio, TX                            -        912          2,170            96              -
 2/29/96  Naples, FL/Old US 41                       -        849          2,016           247              -
 2/29/96  Lake Worth, FL/S. Military Tr.             -      1,782          4,723           157              -
 2/29/96  Brandon, FL/W Brandon Blvd.                -      1,928          4,523           916              -
 2/29/96  Coral Springs FL/W Sample Rd.              -      3,480          8,148           277              -
 2/29/96  Delray Beach FL/S Military Tr.             -        941          2,222           193              -
 2/29/96  Jupiter FL/Military Trail                  -      2,280          5,347           259              -
 2/29/96  Lakeworth FL/Lake Worth Rd                 -        737          1,742           165              -
 2/29/96  New Port Richey/State Rd 54                -        857          2,025           241              -
 2/29/96  Sanford FL/S Orlando Dr                    -        734          1,749         1,949              -
  3/8/96  Atlanta/Roswell                            -        898          3,649           110              -
 3/31/96  Oakland                                    -      1,065          2,764           285              -
 3/31/96  Saratoga                                   -      2,339          6,081           189              -
 3/31/96  Randallstown                               -      1,359          3,527           301              -
 3/31/96  Plano                                      -        650          1,682           131              -
 3/31/96  Houston                                    -        543          1,402           140              -
 3/31/96  Irvine                                     -      1,920          4,975           616              -
 3/31/96  Milwaukee                                  -        542          1,402           153              -
 3/31/96  Carrollton                                 -        578          1,495           114              -
 3/31/96  Torrance                                   -      1,415          3,675           174              -
 3/31/96  Jacksonville                               -        713          1,845           231              -
 3/31/96  Dallas                                     -        315            810         1,747              -
 3/31/96  Houston                                    -        669          1,724           532              -
 3/31/96  Baltimore                                  -        842          2,180           248              -
 3/31/96  New Haven                                  -        740          1,907         (160)              -
  4/1/96  Chicago/Pulaski                            -        764          1,869           198              -
  4/1/96  Las Vegas/Desert Inn                       -      1,115          2,729           175              -
  4/1/96  Torrance/Crenshaw                          -        916          2,243           136              -
  4/1/96  Weymouth                                   -        485          1,187           176              -
  4/1/96  St. Louis/Barrett Station Road             -        630          1,542           118              -
  4/1/96  Rockville/Randolph                         -      1,153          2,823           208              -
  4/1/96  Simi Valley/East Street                    -        970          2,374            71              -
  4/1/96  Houston/Westheimer                         -      1,390          3,402         6,190              -
  4/3/96  Naples                                     -      1,187          2,809           265              -




                                                    Gross Carrying Amount
                                                     At December 31, 2004
   Date                                       ---------------------------------- Accumulated
 Acquired             Description                 Land     Buildings    Total    Depreciation
-----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             --------------------------------------------------

  1/1/96  Clinton/Malcolm Road                         593      3,564      4,157         1,062
  1/3/96  San Gabriel                                1,005      2,596      3,601         1,060
  1/5/96  San Francisco, Second St.                  2,880      7,006      9,886         2,615
 1/12/96  San Antonio, TX                              912      2,266      3,178           850
 2/29/96  Naples, FL/Old US 41                         849      2,263      3,112           851
 2/29/96  Lake Worth, FL/S. Military Tr.             1,782      4,880      6,662         1,790
 2/29/96  Brandon, FL/W Brandon Blvd.                1,928      5,439      7,367         2,475
 2/29/96  Coral Springs FL/W Sample Rd.              3,480      8,425     11,905         3,048
 2/29/96  Delray Beach FL/S Military Tr.               941      2,415      3,356           946
 2/29/96  Jupiter FL/Military Trail                  2,280      5,606      7,886         2,067
 2/29/96  Lakeworth FL/Lake Worth Rd                   737      1,907      2,644           759
 2/29/96  New Port Richey/State Rd 54                  857      2,266      3,123           852
 2/29/96  Sanford FL/S Orlando Dr                      975      3,457      4,432         1,292
  3/8/96  Atlanta/Roswell                              898      3,759      4,657         1,372
 3/31/96  Oakland                                    1,065      3,049      4,114         1,191
 3/31/96  Saratoga                                   2,339      6,270      8,609         2,228
 3/31/96  Randallstown                               1,359      3,828      5,187         1,429
 3/31/96  Plano                                        650      1,813      2,463           713
 3/31/96  Houston                                      543      1,542      2,085           600
 3/31/96  Irvine                                     1,920      5,591      7,511         2,044
 3/31/96  Milwaukee                                    542      1,555      2,097           596
 3/31/96  Carrollton                                   578      1,609      2,187           617
 3/31/96  Torrance                                   1,415      3,849      5,264         1,409
 3/31/96  Jacksonville                                 713      2,076      2,789           820
 3/31/96  Dallas                                       315      2,557      2,872           616
 3/31/96  Houston                                      669      2,256      2,925           914
 3/31/96  Baltimore                                    842      2,428      3,270           921
 3/31/96  New Haven                                    668      1,819      2,487           701
  4/1/96  Chicago/Pulaski                              764      2,067      2,831           709
  4/1/96  Las Vegas/Desert Inn                       1,115      2,904      4,019           994
  4/1/96  Torrance/Crenshaw                            916      2,379      3,295           793
  4/1/96  Weymouth                                     485      1,363      1,848           442
  4/1/96  St. Louis/Barrett Station Road               630      1,660      2,290           566
  4/1/96  Rockville/Randolph                         1,153      3,031      4,184         1,015
  4/1/96  Simi Valley/East Street                      970      2,445      3,415           813
  4/1/96  Houston/Westheimer                         1,390      9,592     10,982         2,620
  4/3/96  Naples                                     1,187      3,074      4,261         1,189



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 6/26/96  Boca Raton                                 -      3,180          7,468         1,243              -
 6/28/96  Venice                                     -        669          1,575           166              -
 6/30/96  Las Vegas                                  -        921          2,155           287              -
 6/30/96  Bedford Park                               -        606          1,419           255              -
 6/30/96  Los Angeles                                -        692          1,616           128              -
 6/30/96  Silver Spring                              -      1,513          3,535           260              -
 6/30/96  Newark                                     -      1,051          2,458           120              -
 6/30/96  Brooklyn                                   -        783          1,830           500              -
  7/2/96  Glen Burnie/Furnace Br Rd                  -      1,755          4,150           277              -
 7/22/96  Lakewood/W Hampton                         -        717          2,092            89              -
 8/13/96  Norcross/Holcomb Bridge Rd                 -        955          3,117           143              -
  9/5/96  Spring Valley/S Pascack rd                 -      1,260          2,966           537              -
 9/16/96  Dallas/Royal Lane                          -      1,008          2,426           218              -
 9/16/96  Colorado Springs/Tomah Drive               -        731          1,759           128              -
 9/16/96  Lewisville/S. Stemmons                     -        603          1,451           146              -
 9/16/96  Las Vegas/Boulder Hwy.                     -        947          2,279           393              -
 9/16/96  Sarasota/S. Tamiami Trail                  -        584          1,407         3,353              -
 9/16/96  Willow Grove/Maryland Road                 -        673          1,620           134              -
 9/16/96  Houston/W. Montgomery Rd.                  -        524          1,261           211              -
 9/16/96  Denver/W. Hampden                          -      1,084          2,609           209              -
 9/16/96  Littleton/Southpark Way                    -        922          2,221           338              -
 9/16/96  Petaluma/Baywood Drive                     -        861          2,074           177              -
 9/16/96  Canoga Park/Sherman Way                    -      1,543          3,716           555              -
 9/16/96  Jacksonville/South Lane Ave.               -        554          1,334           236              -
 9/16/96  Newport News/Warwick Blvd.                 -        575          1,385           196              -
 9/16/96  Greenbrook/Route 22                        -      1,227          2,954           591              -
 9/16/96  Monsey/Route 59                            -      1,068          2,572           153              -
 9/16/96  Santa Rosa/Santa Rosa Ave.                 -        575          1,385           138              -
 9/16/96  Fort Worth/Brentwood                       -        823          2,016           140              -
 9/16/96  Glendale/San Fernando Road                 -      2,500          6,124           184              -
 9/16/96  Houston/Harwin                             -        549          1,344           180              -
 9/16/96  Irvine/Cowan Street                        -      1,890          4,631           232              -
 9/16/96  Fairfield/Dixie Highway                    -        427          1,046           122              -
 9/16/96  Mesa/Country Club Drive                    -        701          1,718           246              -
 9/16/96  San Francisco/Geary Blvd.                  -      2,957          7,244           367              -
 9/16/96  Houston/Gulf Freeway                       -        701          1,718         4,945              -
 9/16/96  Las Vegas/S. Decatur Blvd.                 -      1,037          2,539           178              -




                                                    Gross Carrying Amount
                                                     At December 31, 2004
   Date                                       ---------------------------------- Accumulated
 Acquired             Description                 Land     Buildings    Total    Depreciation
-----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             --------------------------------------------------

 6/26/96  Boca Raton                                 3,180      8,711     11,891         3,171
 6/28/96  Venice                                       669      1,741      2,410           684
 6/30/96  Las Vegas                                    921      2,442      3,363           893
 6/30/96  Bedford Park                                 606      1,674      2,280           656
 6/30/96  Los Angeles                                  692      1,744      2,436           646
 6/30/96  Silver Spring                              1,513      3,795      5,308         1,414
 6/30/96  Newark                                     1,051      2,578      3,629           930
 6/30/96  Brooklyn                                     783      2,330      3,113           991
  7/2/96  Glen Burnie/Furnace Br Rd                  1,755      4,427      6,182         1,544
 7/22/96  Lakewood/W Hampton                           716      2,182      2,898           758
 8/13/96  Norcross/Holcomb Bridge Rd                   955      3,260      4,215         1,142
  9/5/96  Spring Valley/S Pascack rd                 1,260      3,503      4,763         1,257
 9/16/96  Dallas/Royal Lane                          1,008      2,644      3,652           964
 9/16/96  Colorado Springs/Tomah Drive                 731      1,887      2,618           673
 9/16/96  Lewisville/S. Stemmons                       603      1,597      2,200           595
 9/16/96  Las Vegas/Boulder Hwy.                       947      2,672      3,619           935
 9/16/96  Sarasota/S. Tamiami Trail                    584      4,760      5,344           639
 9/16/96  Willow Grove/Maryland Road                   673      1,754      2,427           605
 9/16/96  Houston/W. Montgomery Rd.                    524      1,472      1,996           560
 9/16/96  Denver/W. Hampden                          1,084      2,818      3,902           966
 9/16/96  Littleton/Southpark Way                      922      2,559      3,481           924
 9/16/96  Petaluma/Baywood Drive                       861      2,251      3,112           804
 9/16/96  Canoga Park/Sherman Way                    1,543      4,271      5,814         1,524
 9/16/96  Jacksonville/South Lane Ave.                 554      1,570      2,124           602
 9/16/96  Newport News/Warwick Blvd.                   575      1,581      2,156           580
 9/16/96  Greenbrook/Route 22                        1,227      3,545      4,772         1,174
 9/16/96  Monsey/Route 59                            1,068      2,725      3,793           942
 9/16/96  Santa Rosa/Santa Rosa Ave.                   575      1,523      2,098           537
 9/16/96  Fort Worth/Brentwood                         823      2,156      2,979           783
 9/16/96  Glendale/San Fernando Road                 2,500      6,308      8,808         2,108
 9/16/96  Houston/Harwin                               549      1,524      2,073           570
 9/16/96  Irvine/Cowan Street                        1,890      4,863      6,753         1,681
 9/16/96  Fairfield/Dixie Highway                      427      1,168      1,595           423
 9/16/96  Mesa/Country Club Drive                      701      1,964      2,665           703
 9/16/96  San Francisco/Geary Blvd.                  2,957      7,611     10,568         2,560
 9/16/96  Houston/Gulf Freeway                         701      6,663      7,364         1,152
 9/16/96  Las Vegas/S. Decatur Blvd.                 1,037      2,717      3,754           943



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 9/16/96  Tempe/McKellips Road                       -        823          1,972           272              -
 9/16/96  Richland Hills/Airport Fwy.                -        473          1,158           208              -
 10/11/96 Hampton/Pembroke Road                      -      1,080          2,346         (180)              -
 10/11/96 Norfolk/Widgeon Road                       -      1,110          2,405         (324)              -
 10/11/96 Richmond/Bloom Lane                        -      1,188          2,512         (154)              -
 10/11/96 Virginia Beach/Southern Blvd               -        282            610           250              -
 10/11/96 Chesapeake/Military Hwy                    -        912          1,974           424              -
 10/11/96 Richmond/Midlothian Park                   -        762          1,588           534              -
 10/11/96 Roanoke/Peters Creek Road                  -        819          1,776           283              -
 10/11/96 Orlando/E Oakridge Rd                      -        927          2,020           265              -
 10/11/96 Orlando/South Hwy 17-92                    -      1,170          2,549           198              -
 10/25/96 Austin/Renelli                             -      1,710          3,990           256              -
 10/25/96 Austin/Santiago                            -        900          2,100           213              -
 10/25/96 Dallas/East N.W. Highway                   -        698          1,628           198              -
 10/25/96 Dallas/Denton Drive                        -        900          2,100           146              -
 10/25/96 Houston/Hempstead                          -        518          1,207           324              -
 10/25/96 Pasadena/So. Shaver                        -        420            980           275              -
 10/31/96 Houston/Joel Wheaton Rd                    -        465          1,085           214              -
 10/31/96 Mt Holly/541 Bypass                        -        360            840           297              -
 11/13/96 Town East/Mesquite                         -        330            770           186              -
 11/14/96 Bossier City LA                            -        633          1,488         (135)              -
 12/5/96  Lake Forest/Bake Parkway                   -        971          2,173           576              -
 12/16/96 Cherry Hill/Old Cuthbert                   -        645          1,505           647              -
 12/16/96 Oklahoma City/SW 74th                      -        375            875           120              -
 12/16/96 Oklahoma City/S Santa Fe                   -        360            840           179              -
 12/16/96 Oklahoma City/S. May                       -        360            840           155              -
 12/16/96 Arlington/S. Watson Rd.                    -        930          2,170           460              -
 12/16/96 Richardson/E. Arapaho                      -      1,290          3,010           423              -
 12/23/96 Eagle Rock/Colorado                        -        330            813           410              -
 12/23/96 Upper Darby/Lansdowne                      -        899          2,272           262              -
 12/23/96 Plymouth Meeting /Chemical                 -      1,109          2,802           206              -
 12/23/96 Philadelphia/Byberry                       -      1,019          2,575           186              -
 12/23/96 Ft. Lauderdale/State Road                  -      1,199          3,030           283              -
 12/23/96 Englewood/Costilla                         -      1,739          4,393           163              -
 12/23/96 Lilburn/Beaver Ruin Road                   -        600          1,515           178              -
 12/23/96 Carmichael/Fair Oaks                       -        809          2,045           216              -
 12/23/96 Portland/Division Street                   -        989          2,499           167              -





                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 9/16/96  Tempe/McKellips Road                        823      2,244      3,067           815
 9/16/96  Richland Hills/Airport Fwy.                 473      1,366      1,839           534
 10/11/96 Hampton/Pembroke Road                       914      2,332      3,246           588
 10/11/96 Norfolk/Widgeon Road                        908      2,283      3,191           594
 10/11/96 Richmond/Bloom Lane                         995      2,551      3,546           676
 10/11/96 Virginia Beach/Southern Blvd                282        860      1,142           412
 10/11/96 Chesapeake/Military Hwy                     912      2,398      3,310           974
 10/11/96 Richmond/Midlothian Park                    762      2,122      2,884           932
 10/11/96 Roanoke/Peters Creek Road                   819      2,059      2,878           787
 10/11/96 Orlando/E Oakridge Rd                       927      2,285      3,212           824
 10/11/96 Orlando/South Hwy 17-92                   1,170      2,747      3,917           979
 10/25/96 Austin/Renelli                            1,710      4,246      5,956         1,497
 10/25/96 Austin/Santiago                             900      2,313      3,213           856
 10/25/96 Dallas/East N.W. Highway                    698      1,826      2,524           683
 10/25/96 Dallas/Denton Drive                         900      2,246      3,146           810
 10/25/96 Houston/Hempstead                           518      1,531      2,049           598
 10/25/96 Pasadena/So. Shaver                         420      1,255      1,675           482
 10/31/96 Houston/Joel Wheaton Rd                     465      1,299      1,764           504
 10/31/96 Mt Holly/541 Bypass                         360      1,137      1,497           430
 11/13/96 Town East/Mesquite                          330        956      1,286           352
 11/14/96 Bossier City LA                             557      1,429      1,986           395
 12/5/96  Lake Forest/Bake Parkway                    973      2,747      3,720           827
 12/16/96 Cherry Hill/Old Cuthbert                    645      2,152      2,797           781
 12/16/96 Oklahoma City/SW 74th                       375        995      1,370           380
 12/16/96 Oklahoma City/S Santa Fe                    360      1,019      1,379           402
 12/16/96 Oklahoma City/S. May                        360        995      1,355           394
 12/16/96 Arlington/S. Watson Rd.                     930      2,630      3,560         1,043
 12/16/96 Richardson/E. Arapaho                     1,290      3,433      4,723         1,168
 12/23/96 Eagle Rock/Colorado                         444      1,109      1,553           273
 12/23/96 Upper Darby/Lansdowne                       899      2,534      3,433           873
 12/23/96 Plymouth Meeting /Chemical                1,109      3,008      4,117           659
 12/23/96 Philadelphia/Byberry                      1,019      2,761      3,780           956
 12/23/96 Ft. Lauderdale/State Road                 1,199      3,313      4,512         1,129
 12/23/96 Englewood/Costilla                        1,739      4,556      6,295         1,514
 12/23/96 Lilburn/Beaver Ruin Road                    600      1,693      2,293           625
 12/23/96 Carmichael/Fair Oaks                        809      2,261      3,070           814
 12/23/96 Portland/Division Street                    989      2,666      3,655           921



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 12/23/96 Napa/Industrial                            -        660          1,666           166              -
 12/23/96 Wheatridge/W. 44th Avenue                  -      1,439          3,636           171              -
 12/23/96 Las Vegas/Charleston                       -      1,049          2,651           180              -
 12/23/96 Las Vegas/South Arvill                     -        929          2,348           150              -
 12/23/96 Los Angeles/Santa Monica                   -      3,328          8,407           238              -
 12/23/96 Warren/Schoenherr Rd.                      -        749          1,894           186              -
 12/23/96 Portland/N.E. 71st Avenue                  -        869          2,196           256              -
 12/23/96 Seattle/Pacific Hwy. South                 -        689          1,742           200              -
 12/23/96 Broadview/S. 25th Avenue                   -      1,289          3,257           336              -
 12/23/96 Winter Springs/W. St. Rte 434              -        689          1,742           137              -
 12/23/96 Tampa/15th Street                          -        420          1,060           307              -
 12/23/96 Pompano Beach/S. Dixie Hwy.                -        930          2,292           376              -
 12/23/96 Overland Park/Mastin                       -        990          2,440         3,249              -
 12/23/96 Auburn/R Street                            -        690          1,700           221              -
 12/23/96 Federal Heights/W. 48th Ave.               -        720          1,774           178              -
 12/23/96 Decatur/Covington                          -        930          2,292           246              -
 12/23/96 Forest Park/Jonesboro Rd.                  -        540          1,331           172              -
 12/23/96 Mangonia Park/Australian Ave.              -        840          2,070           165              -
 12/23/96 Whittier/Colima                            -        540          1,331           111              -
 12/23/96 Kent/Pacific Hwy South                     -        930          2,292           197              -
 12/23/96 Topeka/8th Street                          -        150            370           164              -
 12/23/96 Denver East Evans                          -      1,740          4,288           206              -
 12/23/96 Pittsburgh/California Ave.                 -        630          1,552           127              -
 12/23/96 Ft. Lauderdale/Powerline                   -        660          1,626           341              -
 12/23/96 Philadelphia/Oxford                        -        900          2,218           207              -
 12/23/96 Dallas/Lemmon Ave.                         -      1,710          4,214           160              -
 12/23/96 Alsip/115th Street                         -        750          1,848         1,958              -
 12/23/96 Green Acres/Jog Road                       -        600          1,479           132              -
 12/23/96 Pompano Beach/Sample Road                  -      1,320          3,253           178              -
 12/23/96 Wyndmoor/Ivy Hill                          -      2,160          5,323           264              -
 12/23/96 W. Palm Beach/Belvedere                    -        960          2,366           228              -
 12/23/96 Renton  174th St.                          -        960          2,366           235              -
 12/23/96 Sacramento/Northgate                       -      1,021          2,647           152              -
 12/23/96 Phoenix/19th Avenue                        -        991          2,569           233              -
 12/23/96 Bedford Park/Cicero                        -      1,321          3,426           306              -
 12/23/96 Lake Worth/Lk Worth                        -      1,111          2,880           229              -
 12/23/96 Arlington/Algonquin                        -        991          2,569           637              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 12/23/96 Napa/Industrial                             660      1,832      2,492           662
 12/23/96 Wheatridge/W. 44th Avenue                 1,439      3,807      5,246         1,285
 12/23/96 Las Vegas/Charleston                      1,049      2,831      3,880           954
 12/23/96 Las Vegas/South Arvill                      929      2,498      3,427           854
 12/23/96 Los Angeles/Santa Monica                  3,328      8,645     11,973         2,868
 12/23/96 Warren/Schoenherr Rd.                       749      2,080      2,829           744
 12/23/96 Portland/N.E. 71st Avenue                   869      2,452      3,321           892
 12/23/96 Seattle/Pacific Hwy. South                  689      1,942      2,631           729
 12/23/96 Broadview/S. 25th Avenue                  1,289      3,593      4,882         1,241
 12/23/96 Winter Springs/W. St. Rte 434               689      1,879      2,568           646
 12/23/96 Tampa/15th Street                           420      1,367      1,787           542
 12/23/96 Pompano Beach/S. Dixie Hwy.                 930      2,668      3,598           984
 12/23/96 Overland Park/Mastin                      1,306      5,373      6,679         1,229
 12/23/96 Auburn/R Street                             690      1,921      2,611           704
 12/23/96 Federal Heights/W. 48th Ave.                720      1,952      2,672           647
 12/23/96 Decatur/Covington                           930      2,538      3,468           884
 12/23/96 Forest Park/Jonesboro Rd.                   540      1,503      2,043           565
 12/23/96 Mangonia Park/Australian Ave.               840      2,235      3,075           787
 12/23/96 Whittier/Colima                             540      1,442      1,982           517
 12/23/96 Kent/Pacific Hwy South                      930      2,489      3,419           872
 12/23/96 Topeka/8th Street                           150        534        684           243
 12/23/96 Denver East Evans                         1,740      4,494      6,234         1,524
 12/23/96 Pittsburgh/California Ave.                  630      1,679      2,309           602
 12/23/96 Ft. Lauderdale/Powerline                    660      1,967      2,627           762
 12/23/96 Philadelphia/Oxford                         900      2,425      3,325           842
 12/23/96 Dallas/Lemmon Ave.                        1,710      4,374      6,084         1,480
 12/23/96 Alsip/115th Street                          750      3,806      4,556         1,004
 12/23/96 Green Acres/Jog Road                        600      1,611      2,211           586
 12/23/96 Pompano Beach/Sample Road                 1,320      3,431      4,751         1,178
 12/23/96 Wyndmoor/Ivy Hill                         2,160      5,587      7,747         1,875
 12/23/96 W. Palm Beach/Belvedere                     960      2,594      3,554           917
 12/23/96 Renton  174th St.                           960      2,601      3,561           938
 12/23/96 Sacramento/Northgate                      1,021      2,799      3,820           972
 12/23/96 Phoenix/19th Avenue                         991      2,802      3,793           980
 12/23/96 Bedford Park/Cicero                       1,321      3,732      5,053         1,308
 12/23/96 Lake Worth/Lk Worth                       1,111      3,109      4,220         1,083
 12/23/96 Arlington/Algonquin                         991      3,206      4,197         1,096



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 12/23/96 Seattle/15th Avenue                        -        781          2,024           168              -
 12/23/96 Southington/Spring                         -        811          2,102           183              -
 12/23/96 Clifton/Broad Street                       -      1,411          3,659           173              -
 12/23/96 Hillside/Glenwood                          -        563          4,051           329              -
 12/23/96 Nashville/Dickerson Pike                   -        990          2,440           181              -
 12/23/96 Madison/Gallatin Road                      -        780          1,922           241              -
 12/30/96 Concorde/Treat                             -      1,396          3,258           145              -
 12/30/96 Virginia Beach                             -        535          1,248           165              -
 12/30/96 San Mateo                                  -      2,408          5,619           206              -
 1/22/97  Austin, 1033 E. 41 Street                  -        257          3,633            95              -
 4/12/97  Annandale / Backlick                       -        955          2,229           379              -
 4/12/97  Ft. Worth / West Freeway                   -        667          1,556           256              -
 4/12/97  Campbell / S. Curtner                      -      2,550          5,950           680              -
 4/12/97  Aurora / S. Idalia                         -      1,002          2,338           558              -
 4/12/97  Santa Cruz / Capitola                      -      1,037          2,420           333              -
 4/12/97  Indianapolis / Lafayette Road              -        682          1,590           301              -
 4/12/97  Indianapolis / Route 31                    -        619          1,444           343              -
 4/12/97  Farmingdale / Broad Hollow Rd.             -      1,568          3,658           726              -
 4/12/97  Tyson's Corner / Springhill Rd.            -      3,861          9,010         1,258              -
 4/12/97  Fountain Valley / Newhope                  -      1,137          2,653           340              -
 4/12/97  Dallas / Winsted                           -      1,375          3,209           453              -
 4/12/97  Columbia / Broad River Rd.                 -        121            282           170              -
 4/12/97  Livermore / S. Front Road                  -        876          2,044           199              -
 4/12/97  Garland / Plano                            -        889          2,073           242              -
 4/12/97  San Jose / Story Road                      -      1,352          3,156           357              -
 4/12/97  Aurora / Abilene                           -      1,406          3,280           431              -
 4/12/97  Antioch / Sunset Drive                     -      1,035          2,416           222              -
 4/12/97  Rancho Cordova / Sunrise                   -      1,048          2,445           393              -
 4/12/97  Berlin / Wilbur Cross                      -        756          1,764           264              -
 4/12/97  Whittier / Whittier Blvd.                  -        648          1,513           179              -
 4/12/97  Peabody / Newbury Street                   -      1,159          2,704           521              -
 4/12/97  Denver / Blake                             -        602          1,405           212              -
 4/12/97  Evansville / Green River Road              -        470          1,096           196              -
 4/12/97  Burien / First Ave. So.                    -        792          1,847           260              -
 4/12/97  Rancho Cordova / Mather Field              -        494          1,153           187              -
 4/12/97  Sugar Land / Eldridge                      -        705          1,644           231              -
 4/12/97  Columbus / Eastland Drive                  -        602          1,405           316              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 12/23/96 Seattle/15th Avenue                         781      2,192      2,973           790
 12/23/96 Southington/Spring                          811      2,285      3,096           793
 12/23/96 Clifton/Broad Street                      1,411      3,832      5,243         1,289
 12/23/96 Hillside/Glenwood                           563      4,380      4,943         1,548
 12/23/96 Nashville/Dickerson Pike                    990      2,621      3,611           959
 12/23/96 Madison/Gallatin Road                       780      2,163      2,943           812
 12/30/96 Concorde/Treat                            1,396      3,403      4,799         1,151
 12/30/96 Virginia Beach                              535      1,413      1,948           505
 12/30/96 San Mateo                                 2,408      5,825      8,233         1,913
 1/22/97  Austin, 1033 E. 41 Street                   257      3,728      3,985         1,183
 4/12/97  Annandale / Backlick                        955      2,608      3,563           855
 4/12/97  Ft. Worth / West Freeway                    667      1,812      2,479           622
 4/12/97  Campbell / S. Curtner                     2,550      6,630      9,180         2,109
 4/12/97  Aurora / S. Idalia                        1,002      2,896      3,898           938
 4/12/97  Santa Cruz / Capitola                     1,037      2,753      3,790           888
 4/12/97  Indianapolis / Lafayette Road               682      1,891      2,573           658
 4/12/97  Indianapolis / Route 31                     619      1,787      2,406           614
 4/12/97  Farmingdale / Broad Hollow Rd.            1,568      4,384      5,952         1,419
 4/12/97  Tyson's Corner / Springhill Rd.           3,861     10,268     14,129         3,340
 4/12/97  Fountain Valley / Newhope                 1,137      2,993      4,130           955
 4/12/97  Dallas / Winsted                          1,375      3,662      5,037         1,220
 4/12/97  Columbia / Broad River Rd.                  121        452        573           216
 4/12/97  Livermore / S. Front Road                   876      2,243      3,119           730
 4/12/97  Garland / Plano                             889      2,315      3,204           773
 4/12/97  San Jose / Story Road                     1,352      3,513      4,865         1,165
 4/12/97  Aurora / Abilene                          1,406      3,711      5,117         1,211
 4/12/97  Antioch / Sunset Drive                    1,035      2,638      3,673           857
 4/12/97  Rancho Cordova / Sunrise                  1,048      2,838      3,886           986
 4/12/97  Berlin / Wilbur Cross                       756      2,028      2,784           705
 4/12/97  Whittier / Whittier Blvd.                   648      1,692      2,340           548
 4/12/97  Peabody / Newbury Street                  1,159      3,225      4,384         1,079
 4/12/97  Denver / Blake                              602      1,617      2,219           540
 4/12/97  Evansville / Green River Road               470      1,292      1,762           441
 4/12/97  Burien / First Ave. So.                     792      2,107      2,899           713
 4/12/97  Rancho Cordova / Mather Field               494      1,340      1,834           466
 4/12/97  Sugar Land / Eldridge                       705      1,875      2,580           643
 4/12/97  Columbus / Eastland Drive                   602      1,721      2,323           582



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 4/12/97  Slickerville / Black Horse Pike            -        539          1,258           213              -
 4/12/97  Seattle / Aurora                           -      1,145          2,671           295              -
 4/12/97  Gaithersburg / Christopher Ave.            -        972          2,268           281              -
 4/12/97  Manchester / Tolland Turnpike              -        807          1,883           235              -
 6/25/97  L.A./Venice Blvd.                          -        523          1,221         1,791              -
 6/25/97  Kirkland-Totem                             -      2,131          4,972           229              -
 6/25/97  Idianapolis                                -        471          1,098           115              -
 6/25/97  Dallas                                     -        699          1,631            74              -
 6/25/97  Atlanta                                    -      1,183          2,761           132              -
 6/25/97  Bensalem                                   -      1,159          2,705           101              -
 6/25/97  Evansville                                 -        429          1,000            71              -
 6/25/97  Austin                                     -        813          1,897            84              -
 6/25/97  Harbor City                                -      1,244          2,904           266              -
 6/25/97  Birmingham                                 -        539          1,258           119              -
 6/25/97  Sacramento                                 -        489          1,396         (182)              -
 6/25/97  Carrollton                                 -        441          1,029            53              -
 6/25/97  La Habra                                   -        822          1,918            68              -
 6/25/97  Lombard                                    -      1,527          3,564         1,739              -
 6/25/97  Fairfield                                  -        740          1,727            86              -
 6/25/97  Seattle                                    -      1,498          3,494           289              -
 6/25/97  Bellevue                                   -      1,653          3,858            78              -
 6/25/97  Citrus Heights                             -        642          1,244           536              -
 6/25/97  San Jose                                   -      1,273          2,971            23              -
 6/25/97  Stanton                                    -        948          2,212            68              -
 6/25/97  Garland                                    -        486          1,135            69              -
 6/25/97  Westford                                   -        857          1,999           165              -
 6/25/97  Dallas                                     -      1,627          3,797           661              -
 6/25/97  Wheat Ridge                                -      1,054          2,459           403              -
 6/25/97  Berlin                                     -        825          1,925           314              -
 6/25/97  Gretna                                     -      1,069          2,494           441              -
 6/25/97  Spring                                     -        461          1,077           221              -
 6/25/97  Sacramento                                 -        592          1,380           911              -
 6/25/97  Houston/South Dairyashford                 -        856          1,997           346              -
 6/25/97  Naperville                                 -      1,108          2,585           392              -
 6/25/97  Carrollton                                 -      1,158          2,702           524              -
 6/25/97  Waipahu                                    -      1,620          3,780           544              -
 6/25/97  Davis                                      -        628          1,465           232              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 4/12/97  Slickerville / Black Horse Pike             539      1,471      2,010           543
 4/12/97  Seattle / Aurora                          1,145      2,966      4,111           974
 4/12/97  Gaithersburg / Christopher Ave.             972      2,549      3,521           861
 4/12/97  Manchester / Tolland Turnpike               807      2,118      2,925           702
 6/25/97  L.A./Venice Blvd.                         1,044      2,491      3,535           605
 6/25/97  Kirkland-Totem                            2,131      5,201      7,332         1,718
 6/25/97  Idianapolis                                 471      1,213      1,684           427
 6/25/97  Dallas                                      699      1,705      2,404           578
 6/25/97  Atlanta                                   1,183      2,893      4,076           947
 6/25/97  Bensalem                                  1,159      2,806      3,965           903
 6/25/97  Evansville                                  401      1,099      1,500           372
 6/25/97  Austin                                      813      1,981      2,794           656
 6/25/97  Harbor City                               1,244      3,170      4,414         1,084
 6/25/97  Birmingham                                  539      1,377      1,916           471
 6/25/97  Sacramento                                  489      1,214      1,703           413
 6/25/97  Carrollton                                  441      1,082      1,523           359
 6/25/97  La Habra                                    822      1,986      2,808           653
 6/25/97  Lombard                                   2,047      4,783      6,830         1,432
 6/25/97  Fairfield                                   740      1,813      2,553           577
 6/25/97  Seattle                                   1,498      3,783      5,281         1,349
 6/25/97  Bellevue                                  1,653      3,936      5,589         1,283
 6/25/97  Citrus Heights                              642      1,780      2,422           661
 6/25/97  San Jose                                  1,273      2,994      4,267           955
 6/25/97  Stanton                                     948      2,280      3,228           732
 6/25/97  Garland                                     486      1,204      1,690           407
 6/25/97  Westford                                    857      2,164      3,021           700
 6/25/97  Dallas                                    1,627      4,458      6,085         1,466
 6/25/97  Wheat Ridge                               1,054      2,862      3,916           885
 6/25/97  Berlin                                      825      2,239      3,064           699
 6/25/97  Gretna                                    1,069      2,935      4,004         1,024
 6/25/97  Spring                                      461      1,298      1,759           441
 6/25/97  Sacramento                                  720      2,163      2,883           661
 6/25/97  Houston/South Dairyashford                  856      2,343      3,199           745
 6/25/97  Naperville                                1,108      2,977      4,085           939
 6/25/97  Carrollton                                1,158      3,226      4,384         1,041
 6/25/97  Waipahu                                   1,620      4,324      5,944         1,373
 6/25/97  Davis                                       628      1,697      2,325           564



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 6/25/97  Decatur                                    -        951          2,220           405              -
 6/25/97  Jacksonville                               -        653          1,525           298              -
 6/25/97  Chicoppe                                   -        663          1,546           340              -
 6/25/97  Alexandria                                 -      1,533          3,576           507              -
 6/25/97  Houston/Veterans Memorial Dr.              -        458          1,070           189              -
 6/25/97  Los Angeles/Olympic                        -      4,392         10,247         1,215              -
 6/25/97  Littleton                                  -      1,340          3,126           560              -
 6/25/97  Metairie                                   -      1,229          2,868           483              -
 6/25/97  Louisville                                 -        717          1,672           310              -
 6/25/97  East Hazel Crest                           -        753          1,757         2,199              -
 6/25/97  Edmonds                                    -      1,187          2,770           412              -
 6/25/97  Foster City                                -      1,064          2,483           345              -
 6/25/97  Chicago                                    -      1,160          2,708           530              -
 6/25/97  Philadelphia                               -        924          2,155           408              -
 6/25/97  Dallas/Vilbig Rd.                          -        508          1,184           232              -
 6/25/97  Staten Island                              -      1,676          3,910           557              -
 6/25/97  Pelham Manor                               -      1,209          2,820           701              -
 6/25/97  Irving                                     -        469          1,093           217              -
 6/25/97  Elk Grove                                  -        642          1,497           287              -
 6/25/97  LAX                                        -      1,312          3,062           542              -
 6/25/97  Denver                                     -      1,316          3,071           580              -
 6/25/97  Plano                                      -      1,369          3,193           473              -
 6/25/97  Lynnwood                                   -        839          1,959           364              -
 6/25/97  Lilburn                                    -        507          1,182           348              -
 6/25/97  Parma                                      -        881          2,055           505              -
 6/25/97  Davie                                      -      1,086          2,533           652              -
 6/25/97  Allen Park                                 -        953          2,223           533              -
 6/25/97  Aurora                                     -        808          1,886           457              -
 6/25/97  San Diego/16th Street                      -        932          2,175           613              -
 6/25/97  Sterling Heights                           -        766          1,787           461              -
 6/25/97  East L.A./Boyle Heights                    -        957          2,232           501              -
 6/25/97  Springfield/Alban Station                  -      1,317          3,074           663              -
 6/25/97  Littleton                                  -        868          2,026           499              -
 6/25/97  Sacramento/57th Street                     -        869          2,029           493              -
 6/25/97  Miami                                      -      1,762          4,111           971              -
 8/13/97  Santa Monica / Wilshire Blvd.              -      2,040          4,760           275              -
 10/1/97  Marietta /Austell Rd                       -        398          1,326           302            462




                                                    Gross Carrying Amount
                                                     At December 31, 2004
   Date                                       ---------------------------------- Accumulated
 Acquired             Description                 Land     Buildings    Total    Depreciation
-----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             --------------------------------------------------

 6/25/97  Decatur                                      951      2,625      3,576           866
 6/25/97  Jacksonville                                 653      1,823      2,476           622
 6/25/97  Chicoppe                                     663      1,886      2,549           647
 6/25/97  Alexandria                                 1,533      4,083      5,616         1,280
 6/25/97  Houston/Veterans Memorial Dr.                458      1,259      1,717           420
 6/25/97  Los Angeles/Olympic                        4,392     11,462     15,854         3,541
 6/25/97  Littleton                                  1,340      3,686      5,026         1,166
 6/25/97  Metairie                                   1,229      3,351      4,580         1,082
 6/25/97  Louisville                                   717      1,982      2,699           650
 6/25/97  East Hazel Crest                           1,236      3,473      4,709         1,272
 6/25/97  Edmonds                                    1,187      3,182      4,369         1,026
 6/25/97  Foster City                                1,064      2,828      3,892           881
 6/25/97  Chicago                                    1,160      3,238      4,398         1,040
 6/25/97  Philadelphia                                 924      2,563      3,487           804
 6/25/97  Dallas/Vilbig Rd.                            508      1,416      1,924           480
 6/25/97  Staten Island                              1,676      4,467      6,143         1,420
 6/25/97  Pelham Manor                               1,209      3,521      4,730         1,135
 6/25/97  Irving                                       469      1,310      1,779           446
 6/25/97  Elk Grove                                    642      1,784      2,426           578
 6/25/97  LAX                                        1,312      3,604      4,916         1,168
 6/25/97  Denver                                     1,316      3,651      4,967         1,151
 6/25/97  Plano                                      1,369      3,666      5,035         1,133
 6/25/97  Lynnwood                                     839      2,323      3,162           775
 6/25/97  Lilburn                                      507      1,530      2,037           530
 6/25/97  Parma                                        881      2,560      3,441           833
 6/25/97  Davie                                      1,086      3,185      4,271         1,033
 6/25/97  Allen Park                                   953      2,756      3,709           888
 6/25/97  Aurora                                       808      2,343      3,151           734
 6/25/97  San Diego/16th Street                        932      2,788      3,720           957
 6/25/97  Sterling Heights                             766      2,248      3,014           732
 6/25/97  East L.A./Boyle Heights                      957      2,733      3,690           872
 6/25/97  Springfield/Alban Station                  1,317      3,737      5,054         1,185
 6/25/97  Littleton                                    868      2,525      3,393           793
 6/25/97  Sacramento/57th Street                       869      2,522      3,391           825
 6/25/97  Miami                                      1,762      5,082      6,844         1,564
 8/13/97  Santa Monica / Wilshire Blvd.              2,040      5,035      7,075         1,663
 10/1/97  Marietta /Austell Rd                         398      2,090      2,488           710



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 10/1/97  Denver / Leetsdale                         -      1,407          1,682           245            588
 10/1/97  Baltimore / York Road                      -      1,538          1,952           629            708
 10/1/97  Bolingbrook                                -        737          1,776           232            617
 10/1/97  Kent / Central                             -        483          1,321           197            463
 10/1/97  Geneva / Roosevelt                         -        355          1,302           219            461
 10/1/97  Denver / Sheridan                          -        429          1,105           163            401
 10/1/97  Mountlake Terrace                          -      1,017          1,783           223            605
 10/1/97  Carol Stream/ St.Charles                   -        185          1,187           182            418
 10/1/97  Marietta / Cobb Park                       -        420          1,131           315            426
 10/1/97  Venice / Rose                              -      5,468          5,478           664          1,814
 10/1/97  Ventura / Ventura Blvd                     -        911          2,227           256            762
 10/1/97  Studio City/ Ventura                       -      2,421          1,610           191            537
 10/1/97  Madison Heights                            -        428          1,686         2,576            565
 10/1/97  Lax / Imperial                             -      1,662          2,079           180            715
 10/1/97  Justice / Industrial                       -        233          1,181           179            412
 10/1/97  Burbank / San Fernando                     -      1,825          2,210           196            745
 10/1/97  Pinole / Appian Way                        -        728          1,827           207            624
 10/1/97  Denver / Tamarac Park                      -      2,545          1,692           417            662
 10/1/97  Gresham / Powell                           -        322          1,298           217            439
 10/1/97  Warren / Mound Road                        -        268          1,025           206            363
 10/1/97  Woodside/Brooklyn                          -      5,016          3,950           572          2,107
 10/1/97  Enfield / Elm Street                       -        399          1,900           286            645
 10/1/97  Roselle / Lake Street                      -        312          1,411           215            493
 10/1/97  Milwaukee / Appleton                       -        324          1,385           276            488
 10/1/97  Emeryville / Bay St                        -      1,602          1,830           164            627
 10/1/97  Monterey / Del Rey                         -        257          1,048           229            360
 10/1/97  San Leandro / Washington                   -        660          1,142           169            395
 10/1/97  Boca Raton / N.W. 20                       -      1,140          2,256           457            774
 10/1/97  Washington Dc/So Capital                   -      1,437          4,489           459          1,528
 10/1/97  Lynn / Lynnway                             -        463          3,059           428          1,067
 10/1/97  Pompano Beach                              -      1,077          1,527           680            534
 10/1/97  Lake Oswego/ N.State                       -        465          1,956           275            660
 10/1/97  Daly City / Mission                        -        389          2,921           211            980
 10/1/97  Odenton / Route 175                        -        456          2,104           247            724
 10/1/97  Novato / Landing                           -      2,416          3,496           235            824
 10/1/97  St. Louis / Lindberg                       -        584          1,508           339            315
 10/1/97  Oakland/International                      -        358          1,568           253            296




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 10/1/97  Denver / Leetsdale                        1,407      2,515      3,922           892
 10/1/97  Baltimore / York Road                     1,538      3,289      4,827         1,054
 10/1/97  Bolingbrook                                 737      2,625      3,362           919
 10/1/97  Kent / Central                              483      1,981      2,464           703
 10/1/97  Geneva / Roosevelt                          355      1,982      2,337           700
 10/1/97  Denver / Sheridan                           429      1,669      2,098           603
 10/1/97  Mountlake Terrace                         1,017      2,611      3,628           890
 10/1/97  Carol Stream/ St.Charles                    185      1,787      1,972           617
 10/1/97  Marietta / Cobb Park                        420      1,872      2,292           658
 10/1/97  Venice / Rose                             5,468      7,956     13,424         2,513
 10/1/97  Ventura / Ventura Blvd                      911      3,245      4,156         1,106
 10/1/97  Studio City/ Ventura                      2,421      2,338      4,759           800
 10/1/97  Madison Heights                             428      4,827      5,255           797
 10/1/97  Lax / Imperial                            1,662      2,974      4,636         1,039
 10/1/97  Justice / Industrial                        233      1,772      2,005           611
 10/1/97  Burbank / San Fernando                    1,825      3,151      4,976         1,080
 10/1/97  Pinole / Appian Way                         728      2,658      3,386           910
 10/1/97  Denver / Tamarac Park                     2,545      2,771      5,316         1,035
 10/1/97  Gresham / Powell                            322      1,954      2,276           650
 10/1/97  Warren / Mound Road                         268      1,594      1,862           523
 10/1/97  Woodside/Brooklyn                         5,016      6,629     11,645         1,766
 10/1/97  Enfield / Elm Street                        399      2,831      3,230           899
 10/1/97  Roselle / Lake Street                       312      2,119      2,431           716
 10/1/97  Milwaukee / Appleton                        324      2,149      2,473           686
 10/1/97  Emeryville / Bay St                       1,602      2,621      4,223           889
 10/1/97  Monterey / Del Rey                          257      1,637      1,894           510
 10/1/97  San Leandro / Washington                    660      1,706      2,366           574
 10/1/97  Boca Raton / N.W. 20                      1,140      3,487      4,627         1,092
 10/1/97  Washington Dc/So Capital                  1,437      6,476      7,913         1,837
 10/1/97  Lynn / Lynnway                              463      4,554      5,017         1,447
 10/1/97  Pompano Beach                             1,077      2,741      3,818           772
 10/1/97  Lake Oswego/ N.State                        465      2,891      3,356           912
 10/1/97  Daly City / Mission                         389      4,112      4,501         1,309
 10/1/97  Odenton / Route 175                         456      3,075      3,531           882
 10/1/97  Novato / Landing                          2,587      4,384      6,971         1,505
 10/1/97  St. Louis / Lindberg                        625      2,121      2,746           694
 10/1/97  Oakland/International                       383      2,092      2,475           704



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 10/1/97  Stockton / March Lane                      -        663          1,398           157            279
 10/1/97  Des Plaines / Golf Rd                      -      1,363          3,093           251            595
 10/1/97  Morton Grove / Wauke                       -      2,658          3,232         3,688            149
 10/1/97  Los Angeles / Jefferson                    -      1,090          1,580           256            351
 10/1/97  Los Angeles / Martin                       -        869          1,152           121            253
 10/1/97  San Leandro / E. 14th                      -        627          1,289           118            254
 10/1/97  Tucson / Tanque Verde                      -        345          1,709           274            321
 10/1/97  Randolph / Warren St                       -      2,330          1,914           524            529
 10/1/97  Forrestville / Penn.                       -      1,056          2,347           309            472
 10/1/97  Bridgeport                                 -      4,877          2,739           655            852
 10/1/97  North Hollywood/Vine                       -        906          2,379           229            452
 10/1/97  Santa Cruz / Portola                       -        535          1,526           184            293
 10/1/97  Hyde Park / River St                       -        626          1,748           290            347
 10/1/97  Dublin / San Ramon Rd                      -        942          1,999           172            394
 10/1/97  Vallejo / Humboldt                         -        473          1,651           162            302
 10/1/97  Fremont/Warm Springs                       -        848          2,885           242            526
 10/1/97  Seattle / Stone Way                        -        829          2,180           321            432
 10/1/97  W. Olympia                                 -        149          1,096           303            220
 10/1/97  Mercer/Parkside Ave                        -        359          1,763           260            326
 10/1/97  Bridge Water / Main                        -        445          2,054           289            381
 10/1/97  Norwalk / Hoyt Street                      -      2,369          3,049           563            704
 11/2/97  Lansing                                    -        758          1,768          (96)              -
 11/7/97  Phoenix                                    -      1,197          2,793           138              -
 11/13/97 Tinley Park                                -      1,422          3,319            76              -
 3/17/98  Houston/De Soto Dr.                        -        659          1,537           154              -
 3/17/98  Houston / East Freeway                     -        593          1,384           180              -
 3/17/98  Austin/Ben White                           -        692          1,614            74              -
 3/17/98  Arlington/E.Pioneer                        -        922          2,152           250              -
 3/17/98  Las Vegas/Tropicana                        -      1,285          2,998           161              -
 3/17/98  Branford / Summit Place                    -        728          1,698           180              -
 3/17/98  Las Vegas / Charleston                     -        791          1,845           129              -
 3/17/98  So. San Francisco                          -      1,550          3,617            97              -
 3/17/98  Pasadena / Arroyo Prkwy                    -      3,005          7,012           223              -
 3/17/98  Tempe / E. Broadway                        -        633          1,476           194              -
 3/17/98  Phoenix / N. 43rd Ave                      -        443          1,033           178              -
 3/17/98  Phoenix/No. 43rd                           -        380            886           424              -
 3/17/98  Phoenix / Black Canyon                     -        380            886           163              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 10/1/97  Stockton / March Lane                       710      1,787      2,497           601
 10/1/97  Des Plaines / Golf Rd                     1,460      3,842      5,302         1,314
 10/1/97  Morton Grove / Wauke                      2,846      6,881      9,727         1,899
 10/1/97  Los Angeles / Jefferson                   1,167      2,110      3,277           692
 10/1/97  Los Angeles / Martin                        931      1,464      2,395           498
 10/1/97  San Leandro / E. 14th                       671      1,617      2,288           547
 10/1/97  Tucson / Tanque Verde                       370      2,279      2,649           686
 10/1/97  Randolph / Warren St                      2,495      2,802      5,297           802
 10/1/97  Forrestville / Penn.                      1,131      3,053      4,184         1,017
 10/1/97  Bridgeport                                5,222      3,901      9,123         1,255
 10/1/97  North Hollywood/Vine                        970      2,996      3,966           930
 10/1/97  Santa Cruz / Portola                        573      1,965      2,538           631
 10/1/97  Hyde Park / River St                        670      2,341      3,011           712
 10/1/97  Dublin / San Ramon Rd                     1,008      2,499      3,507           863
 10/1/97  Vallejo / Humboldt                          506      2,082      2,588           665
 10/1/97  Fremont/Warm Springs                        908      3,593      4,501         1,099
 10/1/97  Seattle / Stone Way                         887      2,875      3,762           836
 10/1/97  W. Olympia                                  160      1,608      1,768           469
 10/1/97  Mercer/Parkside Ave                         384      2,324      2,708           708
 10/1/97  Bridge Water / Main                         477      2,692      3,169           791
 10/1/97  Norwalk / Hoyt Street                     2,536      4,149      6,685         1,239
 11/2/97  Lansing                                     730      1,700      2,430           573
 11/7/97  Phoenix                                   1,197      2,931      4,128           918
 11/13/97 Tinley Park                               1,422      3,395      4,817           982
 3/17/98  Houston/De Soto Dr.                         659      1,691      2,350           508
 3/17/98  Houston / East Freeway                      593      1,564      2,157           502
 3/17/98  Austin/Ben White                            682      1,698      2,380           503
 3/17/98  Arlington/E.Pioneer                         922      2,402      3,324           712
 3/17/98  Las Vegas/Tropicana                       1,285      3,159      4,444           916
 3/17/98  Branford / Summit Place                     728      1,878      2,606           558
 3/17/98  Las Vegas / Charleston                      791      1,974      2,765           582
 3/17/98  So. San Francisco                         1,550      3,714      5,264         1,046
 3/17/98  Pasadena / Arroyo Prkwy                   3,005      7,235     10,240         2,019
 3/17/98  Tempe / E. Broadway                         633      1,670      2,303           506
 3/17/98  Phoenix / N. 43rd Ave                       443      1,211      1,654           396
 3/17/98  Phoenix/No. 43rd                            380      1,310      1,690           349
 3/17/98  Phoenix / Black Canyon                      380      1,049      1,429           349



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 3/17/98  Phoenix/Black Canyon                       -        136            317           192              -
 3/17/98  Nesconset / Southern                       -      1,423          3,321           131              -
  4/1/98  St. Louis / Hwy. 141                       -        659          1,628         4,496              -
  4/1/98  Island Park / Austin                       -      2,313          3,015         (673)              -
  4/1/98  Akron / Brittain Rd.                       -        275          2,248         (194)              -
  4/1/98  Patchogue/W.Sunrise                        -        936          2,184           159              -
  4/1/98  Havertown/West Chester                     -      1,254          2,926           132              -
  4/1/98  Schiller Park/River                        -        568          1,390           114              -
  4/1/98  Chicago / Cuyler                           -      1,400          2,695           219              -
  4/1/98  Chicago Heights/West                       -        468          1,804           176              -
  4/1/98  Arlington Hts/University                   -        670          3,004            97              -
  4/1/98  Cicero / Ogden                             -      1,678          2,266           315              -
  4/1/98  Chicago/W. Howard St.                      -        974          2,875           163              -
  4/1/98  Chicago/N. Western Ave                     -      1,453          3,205           160              -
  4/1/98  Chicago/Northwest Hwy                      -        925          2,412            86              -
  4/1/98  Chicago/N. Wells St.                       -      1,446          2,828            97              -
  4/1/98  Chicago / Pulaski Rd.                      -      1,276          2,858            83              -
  4/1/98  Artesia / Artesia                          -        625          1,419            99              -
  4/1/98  Arcadia / Lower Azusa                      -        821          1,369           214              -
  4/1/98  Manassas / Centreville                     -        405          2,137           299              -
  4/1/98  La Downtwn/10 Fwy                          -      1,608          3,358           226              -
  4/1/98  Bellevue / Northup                         -      1,232          3,306           272              -
  4/1/98  Hollywood/Cole & Wilshire                  -      1,590          1,785           119              -
  4/1/98  Atlanta/John Wesley                        -      1,233          1,665           211              -
  4/1/98  Montebello/S. Maple                        -      1,274          2,299           136              -
  4/1/98  Lake City/Forest Park                      -        248          1,445           130              -
  4/1/98  Baltimore / W. Patap                       -        403          2,650           164              -
  4/1/98  Fraser/Groesbeck Hwy                       -        368          1,796            86              -
  4/1/98  Vallejo / Mini Drive                       -        560          1,803            90              -
  4/1/98  San Diego/54th & Euclid                    -        952          2,550           125              -
  4/1/98  Miami / 5th Street                         -      2,327          3,234           128              -
  4/1/98  Silver Spring/Hill                         -        922          2,080           158              -
  4/1/98  Chicago/E. 95th St.                        -        397          2,357           173              -
  4/1/98  Chicago / S. Harlem                        -        791          1,424           121              -
  4/1/98  St. Charles /Highway                       -        623          1,501           134              -
  4/1/98  Chicago/Burr Ridge Rd.                     -        421          2,165            83              -
  4/1/98  Yonkers / Route 9a                         -      1,722          3,823           280              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 3/17/98  Phoenix/Black Canyon                        136        509        645           214
 3/17/98  Nesconset / Southern                      1,423      3,452      4,875           983
  4/1/98  St. Louis / Hwy. 141                      1,344      5,439      6,783         1,075
  4/1/98  Island Park / Austin                      1,374      3,281      4,655           890
  4/1/98  Akron / Brittain Rd.                        669      1,660      2,329           426
  4/1/98  Patchogue/W.Sunrise                         936      2,343      3,279           699
  4/1/98  Havertown/West Chester                    1,249      3,063      4,312           891
  4/1/98  Schiller Park/River                         568      1,504      2,072           456
  4/1/98  Chicago / Cuyler                          1,400      2,914      4,314           865
  4/1/98  Chicago Heights/West                        468      1,980      2,448           599
  4/1/98  Arlington Hts/University                    670      3,101      3,771           940
  4/1/98  Cicero / Ogden                            1,678      2,581      4,259           873
  4/1/98  Chicago/W. Howard St.                       974      3,038      4,012           955
  4/1/98  Chicago/N. Western Ave                    1,453      3,365      4,818         1,032
  4/1/98  Chicago/Northwest Hwy                       925      2,498      3,423           758
  4/1/98  Chicago/N. Wells St.                      1,446      2,925      4,371           893
  4/1/98  Chicago / Pulaski Rd.                     1,276      2,941      4,217           872
  4/1/98  Artesia / Artesia                           625      1,518      2,143           572
  4/1/98  Arcadia / Lower Azusa                       821      1,583      2,404           577
  4/1/98  Manassas / Centreville                      405      2,436      2,841           902
  4/1/98  La Downtwn/10 Fwy                         1,608      3,584      5,192         1,288
  4/1/98  Bellevue / Northup                        1,232      3,578      4,810         1,333
  4/1/98  Hollywood/Cole & Wilshire                 1,590      1,904      3,494           687
  4/1/98  Atlanta/John Wesley                       1,233      1,876      3,109           769
  4/1/98  Montebello/S. Maple                       1,274      2,435      3,709           868
  4/1/98  Lake City/Forest Park                       248      1,575      1,823           588
  4/1/98  Baltimore / W. Patap                        403      2,814      3,217         1,000
  4/1/98  Fraser/Groesbeck Hwy                        368      1,882      2,250           677
  4/1/98  Vallejo / Mini Drive                        560      1,893      2,453           688
  4/1/98  San Diego/54th & Euclid                     952      2,675      3,627         1,047
  4/1/98  Miami / 5th Street                        2,327      3,362      5,689         1,291
  4/1/98  Silver Spring/Hill                          922      2,238      3,160           897
  4/1/98  Chicago/E. 95th St.                         397      2,530      2,927           983
  4/1/98  Chicago / S. Harlem                         791      1,545      2,336           617
  4/1/98  St. Charles /Highway                        623      1,635      2,258           669
  4/1/98  Chicago/Burr Ridge Rd.                      421      2,248      2,669           894
  4/1/98  Yonkers / Route 9a                        1,722      4,103      5,825         1,526



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

  4/1/98  Silverlake/Glendale                        -      2,314          5,481           213              -
  4/1/98  Chicago/Harlem Ave                         -      1,430          3,038           141              -
  4/1/98  Bethesda / Butler Rd                       -      1,146          2,509            73              -
  4/1/98  Dundalk / Wise Ave                         -        447          2,005           143              -
  4/1/98  St. Louis / Hwy. 141                       -        659          1,628            74              -
  4/1/98  Island Park / Austin                       -      2,313          3,015           104              -
  4/1/98  Dallas / Kingsly                           -      1,095          1,712           107              -
  5/1/98  Berkeley / 2nd St.                         -      1,914          4,466          (88)              -
  5/8/98  Cleveland / W. 117th                       -        930          2,277           208              -
  5/8/98  La /Venice Blvd                            -      1,470          3,599           131              -
  5/8/98  Aurora / Farnsworth                        -        960          2,350           106              -
  5/8/98  Santa Rosa / Hopper                        -      1,020          2,497           123              -
  5/8/98  Golden Valley / Winn                       -        630          1,542           139              -
  5/8/98  St. Louis / Benham                         -        810          1,983           154              -
  5/8/98  Chicago / S. Chicago                       -        840          2,057            97              -
 10/1/98  El Segundo / Sepulveda                     -      6,586          5,795           202              -
 10/1/98  Atlanta / Memorial Dr.                     -        414          2,239           180              -
 10/1/98  Chicago / W. 79th St                       -        861          2,789           266              -
 10/1/98  Chicago / N. Broadway                      -      1,918          3,824           190              -
 10/1/98  Dallas / Greenville                        -      1,933          2,892           115              -
 10/1/98  Tacoma / Orchard                           -        358          1,987           105              -
 10/1/98  St. Louis / Gravois                        -        312          2,327           143              -
 10/1/98  White Bear Lake                            -        578          2,079           190              -
 10/1/98  Santa Cruz / Soquel                        -        832          2,385           119              -
 10/1/98  Coon Rapids / Hwy 10                       -        330          1,646           124              -
 10/1/98  Oxnard / Hueneme Rd                        -        923          3,925           166              -
 10/1/98  Vancouver/ Millplain                       -        343          2,000            95              -
 10/1/98  Tigard / Mc Ewan                           -        597          1,652            85              -
 10/1/98  Griffith / Cline                           -        299          2,118            88              -
 10/1/98  Miami / Sunset Drive                       -      1,656          2,321         1,972              -
 10/1/98  Farmington / 9 Mile                        -        580          2,526            98              -
 10/1/98  Los Gatos / University                     -      2,234          3,890         (228)              -
 10/1/98  N. Hollywood                               -      1,484          3,143            88              -
 10/1/98  Petaluma / Transport                       -        460          1,840         4,877              -
 10/1/98  Chicago / 111th                            -        341          2,898         2,266              -
 10/1/98  Upper Darby / Market                       -        808          5,011           176              -
 10/1/98  San Jose / Santa                           -        966          3,870           102              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

  4/1/98  Silverlake/Glendale                       2,314      5,694      8,008         2,138
  4/1/98  Chicago/Harlem Ave                        1,430      3,179      4,609         1,221
  4/1/98  Bethesda / Butler Rd                      1,146      2,582      3,728           970
  4/1/98  Dundalk / Wise Ave                          447      2,148      2,595           782
  4/1/98  St. Louis / Hwy. 141                        659      1,702      2,361           725
  4/1/98  Island Park / Austin                      2,313      3,119      5,432         1,307
  4/1/98  Dallas / Kingsly                          1,095      1,819      2,914           679
  5/1/98  Berkeley / 2nd St.                        1,837      4,455      6,292         1,281
  5/8/98  Cleveland / W. 117th                        930      2,485      3,415           750
  5/8/98  La /Venice Blvd                           1,470      3,730      5,200         1,008
  5/8/98  Aurora / Farnsworth                         960      2,456      3,416           677
  5/8/98  Santa Rosa / Hopper                       1,020      2,620      3,640           726
  5/8/98  Golden Valley / Winn                        630      1,681      2,311           488
  5/8/98  St. Louis / Benham                          810      2,137      2,947           641
  5/8/98  Chicago / S. Chicago                        840      2,154      2,994           584
 10/1/98  El Segundo / Sepulveda                    6,586      5,997     12,583         1,596
 10/1/98  Atlanta / Memorial Dr.                      414      2,419      2,833           716
 10/1/98  Chicago / W. 79th St                        861      3,055      3,916           934
 10/1/98  Chicago / N. Broadway                     1,918      4,014      5,932         1,124
 10/1/98  Dallas / Greenville                       1,933      3,007      4,940           825
 10/1/98  Tacoma / Orchard                            358      2,092      2,450           599
 10/1/98  St. Louis / Gravois                         312      2,470      2,782           718
 10/1/98  White Bear Lake                             578      2,269      2,847           620
 10/1/98  Santa Cruz / Soquel                         832      2,504      3,336           704
 10/1/98  Coon Rapids / Hwy 10                        330      1,770      2,100           497
 10/1/98  Oxnard / Hueneme Rd                         923      4,091      5,014         1,117
 10/1/98  Vancouver/ Millplain                        343      2,095      2,438           594
 10/1/98  Tigard / Mc Ewan                            597      1,737      2,334           508
 10/1/98  Griffith / Cline                            299      2,206      2,505           595
 10/1/98  Miami / Sunset Drive                      2,267      3,682      5,949           849
 10/1/98  Farmington / 9 Mile                         580      2,624      3,204           723
 10/1/98  Los Gatos / University                    2,234      3,662      5,896           999
 10/1/98  N. Hollywood                              1,484      3,231      4,715           868
 10/1/98  Petaluma / Transport                        857      6,320      7,177         1,072
 10/1/98  Chicago / 111th                             432      5,073      5,505           987
 10/1/98  Upper Darby / Market                        808      5,187      5,995         1,403
 10/1/98  San Jose / Santa                            966      3,972      4,938         1,081


                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 10/1/98  San Diego / Morena                         -      3,173          5,469           131              -
 10/1/98  Brooklyn /Rockaway Ave                     -      6,272          9,691           458              -
 10/1/98  Revere / Charger St                        -      1,997          3,727           236              -
 10/1/98  Las Vegas / E. Charles                     -        602          2,545           260              -
 10/1/98  Laurel / Baltimore Ave                     -      1,899          4,498           158              -
 10/1/98  East La/Figueroa & 4th                     -      1,213          2,689            68              -
 10/1/98  Oldsmar / Tampa Road                       -        760          2,154         2,725              -
 10/1/98  Ft. Lauderdale /S.W.                       -      1,046          2,928           153              -
 10/1/98  Miami / Nw 73rd St                         -      1,050          3,064           120              -
 12/9/98  Miami / Nw 115th Ave                       -      1,095          2,349           212              -
  1/1/99  New Orleans/St.Charles                     -      1,463          2,634         (301)              -
  1/6/99  Brandon / E. Brandon Blvd                  -      1,560          3,695            54              -
 3/12/99  St. Louis / N. Lindbergh Blvd.             -      1,688          3,939           336              -
 3/12/99  St. Louis /Vandeventer Midtown             -        699          1,631           151              -
 3/12/99  St. Ann / Maryland Heights                 -      1,035          2,414           287              -
 3/12/99  Florissant / N. Hwy 67                     -        971          2,265           277              -
 3/12/99  Ferguson Area-W.Florissant                 -      1,194          2,732           422              -
 3/12/99  Florissant / New Halls Ferry Rd            -      1,144          2,670           313              -
 3/12/99  St. Louis / Airport                        -        785          1,833           172              -
 3/12/99  St. Louis/ S.Third St                      -      1,096          2,557           113              -
 3/12/99  Kansas City / E. 47th St.                  -        610          1,424           155              -
 3/12/99  Kansas City /E. 67th Terrace               -      1,136          2,643            90              -
 3/12/99  Kansas City / James A. Reed Rd             -        749          1,748            98              -
 3/12/99  Independence / 291                         -        871          2,032           151              -
 3/12/99  Raytown / Woodson Rd                       -        915          2,134            99              -
 3/12/99  Kansas City / 34th Main Street             -        114          2,599           597              -
 3/12/99  Columbia / River Dr                        -        671          1,566           177              -
 3/12/99  Columbia / Buckner Rd                      -        714          1,665           295              -
 3/12/99  Columbia / Decker Park Rd                  -        605          1,412           125              -
 3/12/99  Columbia / Rosewood Dr                     -        777          1,814           102              -
 3/12/99  W. Columbia / Orchard Dr.                  -        272            634           145              -
 3/12/99  W. Columbia / Airport Blvd                 -        493          1,151           133              -
 3/12/99  Greenville / Whitehorse Rd                 -        882          2,058           117              -
 3/12/99  Greenville / Woods Lake Rd                 -        364            849           127              -
 3/12/99  Mauldin / N. Main Street                   -        571          1,333           147              -
 3/12/99  Simpsonville / Grand View Dr               -        582          1,358           133              -
 3/12/99  Taylors / Wade Hampton Blvd                -        650          1,517           133              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 10/1/98  San Diego / Morena                        3,173      5,600      8,773         1,496
 10/1/98  Brooklyn /Rockaway Ave                    6,272     10,149     16,421         2,750
 10/1/98  Revere / Charger St                       1,997      3,963      5,960         1,121
 10/1/98  Las Vegas / E. Charles                      602      2,805      3,407           786
 10/1/98  Laurel / Baltimore Ave                    1,899      4,656      6,555         1,285
 10/1/98  East La/Figueroa & 4th                    1,213      2,757      3,970           748
 10/1/98  Oldsmar / Tampa Road                      1,049      4,590      5,639           991
 10/1/98  Ft. Lauderdale /S.W.                      1,046      3,081      4,127           820
 10/1/98  Miami / Nw 73rd St                        1,050      3,184      4,234           881
 12/9/98  Miami / Nw 115th Ave                      1,102      2,554      3,656           590
  1/1/99  New Orleans/St.Charles                    1,039      2,757      3,796           672
  1/6/99  Brandon / E. Brandon Blvd                 1,560      3,749      5,309           821
 3/12/99  St. Louis / N. Lindbergh Blvd.            1,688      4,275      5,963         1,040
 3/12/99  St. Louis /Vandeventer Midtown              699      1,782      2,481           461
 3/12/99  St. Ann / Maryland Heights                1,035      2,701      3,736           652
 3/12/99  Florissant / N. Hwy 67                      971      2,542      3,513           632
 3/12/99  Ferguson Area-W.Florissant                1,178      3,170      4,348           818
 3/12/99  Florissant / New Halls Ferry Rd           1,144      2,983      4,127           772
 3/12/99  St. Louis / Airport                         785      2,005      2,790           499
 3/12/99  St. Louis/ S.Third St                     1,096      2,670      3,766           652
 3/12/99  Kansas City / E. 47th St.                   610      1,579      2,189           421
 3/12/99  Kansas City /E. 67th Terrace              1,134      2,735      3,869           679
 3/12/99  Kansas City / James A. Reed Rd              749      1,846      2,595           474
 3/12/99  Independence / 291                          871      2,183      3,054           544
 3/12/99  Raytown / Woodson Rd                        915      2,233      3,148           563
 3/12/99  Kansas City / 34th Main Street              114      3,196      3,310           930
 3/12/99  Columbia / River Dr                         671      1,743      2,414           495
 3/12/99  Columbia / Buckner Rd                       714      1,960      2,674           623
 3/12/99  Columbia / Decker Park Rd                   605      1,537      2,142           426
 3/12/99  Columbia / Rosewood Dr                      777      1,916      2,693           505
 3/12/99  W. Columbia / Orchard Dr.                   272        779      1,051           250
 3/12/99  W. Columbia / Airport Blvd                  493      1,284      1,777           343
 3/12/99  Greenville / Whitehorse Rd                  882      2,175      3,057           556
 3/12/99  Greenville / Woods Lake Rd                  364        976      1,340           284
 3/12/99  Mauldin / N. Main Street                    571      1,480      2,051           419
 3/12/99  Simpsonville / Grand View Dr                574      1,499      2,073           414
 3/12/99  Taylors / Wade Hampton Blvd                 650      1,650      2,300           450



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 3/12/99  Charleston/Ashley Phosphate                -        839          1,950           179              -
 3/12/99  N. Charleston / Dorchester Rd              -        380            886           135              -
 3/12/99  N. Charleston / Dorchester                 -        487          1,137           158              -
 3/12/99  Charleston / Sam Rittenberg Blvd           -        555          1,296           109              -
 3/12/99  Hilton Head / Office Park Rd               -      1,279          2,985           136              -
 3/12/99  Columbia / Plumbers Rd                     -        368            858           153              -
 3/12/99  Greenville / Pineknoll Rd                  -        927          2,163           203              -
 3/12/99  Hilton Head / Yacht Cove Dr                -      1,182          2,753           189              -
 3/12/99  Spartanburg / Chesnee Hwy                  -        533          1,244           294              -
 3/12/99  Charleston / Ashley River Rd               -      1,114          2,581           160              -
 3/12/99  Columbia / Broad River                     -      1,463          3,413           273              -
 3/12/99  Charlotte / East Wt Harris Blvd            -        736          1,718           120              -
 3/12/99  Charlotte / North Tryon St.                -        708          1,653           260              -
 3/12/99  Charlotte / South Blvd                     -        641          1,496           152              -
 3/12/99  Kannapolis / Oregon St                     -        463          1,081           115              -
 3/12/99  Durham / E. Club Blvd                      -        947          2,209           153              -
 3/12/99  Durham / N. Duke St.                       -        769          1,794           134              -
 3/12/99  Raleigh / Maitland Dr                      -        679          1,585           149              -
 3/12/99  Greensboro / O'henry Blvd                  -        577          1,345           214              -
 3/12/99  Gastonia / S. York Rd                      -        467          1,089           131              -
 3/12/99  Durham / Kangaroo Dr.                      -      1,102          2,572           292              -
 3/12/99  Pensacola / Brent Lane                     -        402            938            24              -
 3/12/99  Pensacola / Creighton Road                 -        454          1,060            62              -
 3/12/99  Jacksonville / Park Avenue                 -        905          2,113           151              -
 3/12/99  Jacksonville / Phillips Hwy                -        665          1,545           204              -
 3/12/99  Clearwater / Highland Ave                  -        724          1,690           188              -
 3/12/99  Tarpon Springs / Us Highway 19             -        892          2,081           190              -
 3/12/99  Orlando /S. Orange Blossom Trail           -      1,229          2,867           136              -
 3/12/99  Casselberry Ii                             -      1,160          2,708           171              -
 3/12/99  Miami / Nw 14th Street                     -      1,739          4,058           152              -
 3/12/99  Tarpon Springs / Highway 19                -      1,179          2,751           152              -
 3/12/99  Ft. Myers / Tamiami Trail South            -        834          1,945         (262)              -
 3/12/99  Jacksonville / Ft. Caroline Rd.            -      1,037          2,420           177              -
 3/12/99  Orlando / South Semoran                    -        565          1,319            39              -
 3/12/99  Jacksonville / Southside Blvd.             -      1,278          2,982           236              -
 3/12/99  Miami / Nw 7th Ave                         -        783          1,827           186              -
 3/12/99  Vero Beach / Us Hwy 1                      -        678          1,583            82              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 3/12/99  Charleston/Ashley Phosphate                 823      2,145      2,968           600
 3/12/99  N. Charleston / Dorchester Rd               380      1,021      1,401           283
 3/12/99  N. Charleston / Dorchester                  487      1,295      1,782           367
 3/12/99  Charleston / Sam Rittenberg Blvd            555      1,405      1,960           390
 3/12/99  Hilton Head / Office Park Rd              1,279      3,121      4,400           766
 3/12/99  Columbia / Plumbers Rd                      368      1,011      1,379           292
 3/12/99  Greenville / Pineknoll Rd                   927      2,366      3,293           632
 3/12/99  Hilton Head / Yacht Cove Dr               1,181      2,943      4,124           760
 3/12/99  Spartanburg / Chesnee Hwy                   533      1,538      2,071           468
 3/12/99  Charleston / Ashley River Rd              1,108      2,747      3,855           685
 3/12/99  Columbia / Broad River                    1,463      3,686      5,149           979
 3/12/99  Charlotte / East Wt Harris Blvd             736      1,838      2,574           488
 3/12/99  Charlotte / North Tryon St.                 708      1,913      2,621           526
 3/12/99  Charlotte / South Blvd                      641      1,648      2,289           446
 3/12/99  Kannapolis / Oregon St                      463      1,196      1,659           334
 3/12/99  Durham / E. Club Blvd                       947      2,362      3,309           596
 3/12/99  Durham / N. Duke St.                        769      1,928      2,697           504
 3/12/99  Raleigh / Maitland Dr                       679      1,734      2,413           468
 3/12/99  Greensboro / O'henry Blvd                   577      1,559      2,136           468
 3/12/99  Gastonia / S. York Rd                       467      1,220      1,687           360
 3/12/99  Durham / Kangaroo Dr.                     1,102      2,864      3,966           772
 3/12/99  Pensacola / Brent Lane                      402        962      1,364           253
 3/12/99  Pensacola / Creighton Road                  454      1,122      1,576           313
 3/12/99  Jacksonville / Park Avenue                  905      2,264      3,169           596
 3/12/99  Jacksonville / Phillips Hwy                 663      1,751      2,414           483
 3/12/99  Clearwater / Highland Ave                   724      1,878      2,602           489
 3/12/99  Tarpon Springs / Us Highway 19              892      2,271      3,163           604
 3/12/99  Orlando /S. Orange Blossom Trail          1,229      3,003      4,232           766
 3/12/99  Casselberry Ii                            1,160      2,879      4,039           719
 3/12/99  Miami / Nw 14th Street                    1,739      4,210      5,949         1,039
 3/12/99  Tarpon Springs / Highway 19               1,179      2,903      4,082           721
 3/12/99  Ft. Myers / Tamiami Trail South             834      1,683      2,517           330
 3/12/99  Jacksonville / Ft. Caroline Rd.           1,037      2,597      3,634           690
 3/12/99  Orlando / South Semoran                     565      1,358      1,923           337
 3/12/99  Jacksonville / Southside Blvd.            1,278      3,218      4,496           826
 3/12/99  Miami / Nw 7th Ave                          783      2,013      2,796           550
 3/12/99  Vero Beach / Us Hwy 1                       678      1,665      2,343           414



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 3/12/99  Ponte Vedra / Palm Valley Rd.              -        745          2,749           473              -
 3/12/99  Miami Lakes / Nw 153rd St.                 -        425            992            75              -
 3/12/99  Deerfield Beach / Sw 10th St.              -      1,844          4,302            96              -
 3/12/99  Apopka / S. Orange Blossom                 -        307            717           138              -
 3/12/99  Davie / University                         -        313          4,379           205              -
 3/12/99  Arlington / Division                       -        998          2,328            84              -
 3/12/99  Duncanville/S.Cedar Ridge                  -      1,477          3,447           211              -
 3/12/99  Carrollton / Trinity Mills West            -        530          1,237            98              -
 3/12/99  Houston / Wallisville Rd.                  -        744          1,736            82              -
 3/12/99  Houston / Fondren South                    -        647          1,510           137              -
 3/12/99  Houston / Addicks Satsuma                  -        409            954           136              -
 3/12/99  Addison / Inwood Road                      -      1,204          2,808            64              -
 3/12/99  Garland / Jackson Drive                    -        755          1,761            83              -
 3/12/99  Garland / Buckingham Road                  -        492          1,149           121              -
 3/12/99  Houston / South Main                       -      1,461          3,409           115              -
 3/12/99  Plano / Parker Road-Avenue K               -      1,517          3,539           152              -
 3/12/99  Houston / Bingle Road                      -        576          1,345           134              -
 3/12/99  Houston / Mangum Road                      -        737          1,719           250              -
 3/12/99  Houston / Hayes Road                       -        916          2,138           126              -
 3/12/99  Katy / Dominion Drive                      -        995          2,321            55              -
 3/12/99  Houston / Fm 1960 West                     -        513          1,198           138              -
 3/12/99  Webster / Fm 528 Road                      -        756          1,764            89              -
 3/12/99  Houston / Loch Katrine Lane                -        580          1,352            82              -
 3/12/99  Houston / Milwee St.                       -        779          1,815           176              -
 3/12/99  Lewisville / Highway 121                   -        688          1,605            99              -
 3/12/99  Richardson / Central Expressway            -        465          1,085           109              -
 3/12/99  Houston / Hwy 6 South                      -        569          1,328            72              -
 3/12/99  Houston / Westheimer West                  -      1,075          2,508            51              -
 3/12/99  Ft. Worth / Granbury Road                  -        763          1,781            70              -
 3/12/99  Houston / New Castle                       -      2,346          5,473         1,242              -
 3/12/99  Dallas / Inwood Road                       -      1,478          3,448           102              -
 3/12/99  Fort Worth / Loop 820 North                -        729          1,702           119              -
 3/12/99  Arlington / Cooper St                      -        779          1,818            85              -
 3/12/99  Webster / Highway 3                        -        677          1,580            79              -
 3/12/99  Augusta / Peach Orchard Rd                 -        860          2,007           294              -
 3/12/99  Martinez / Old Petersburg Rd               -        407            950           157              -
 3/12/99  Jonesboro / Tara Blvd                      -        785          1,827           263              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 3/12/99  Ponte Vedra / Palm Valley Rd.               745      3,222      3,967           882
 3/12/99  Miami Lakes / Nw 153rd St.                  425      1,067      1,492           292
 3/12/99  Deerfield Beach / Sw 10th St.             1,844      4,398      6,242         1,055
 3/12/99  Apopka / S. Orange Blossom                  307        855      1,162           254
 3/12/99  Davie / University                          313      4,584      4,897         1,105
 3/12/99  Arlington / Division                        998      2,412      3,410           593
 3/12/99  Duncanville/S.Cedar Ridge                 1,477      3,658      5,135           937
 3/12/99  Carrollton / Trinity Mills West             530      1,335      1,865           362
 3/12/99  Houston / Wallisville Rd.                   744      1,818      2,562           468
 3/12/99  Houston / Fondren South                     647      1,647      2,294           411
 3/12/99  Houston / Addicks Satsuma                   409      1,090      1,499           297
 3/12/99  Addison / Inwood Road                     1,204      2,872      4,076           696
 3/12/99  Garland / Jackson Drive                     755      1,844      2,599           468
 3/12/99  Garland / Buckingham Road                   492      1,270      1,762           367
 3/12/99  Houston / South Main                      1,461      3,524      4,985           871
 3/12/99  Plano / Parker Road-Avenue K              1,517      3,691      5,208           923
 3/12/99  Houston / Bingle Road                       576      1,479      2,055           400
 3/12/99  Houston / Mangum Road                       737      1,969      2,706           504
 3/12/99  Houston / Hayes Road                        916      2,264      3,180           555
 3/12/99  Katy / Dominion Drive                       995      2,376      3,371           584
 3/12/99  Houston / Fm 1960 West                      513      1,336      1,849           356
 3/12/99  Webster / Fm 528 Road                       756      1,853      2,609           477
 3/12/99  Houston / Loch Katrine Lane                 580      1,434      2,014           380
 3/12/99  Houston / Milwee St.                        778      1,992      2,770           529
 3/12/99  Lewisville / Highway 121                    688      1,704      2,392           446
 3/12/99  Richardson / Central Expressway             465      1,194      1,659           328
 3/12/99  Houston / Hwy 6 South                       569      1,400      1,969           355
 3/12/99  Houston / Westheimer West                 1,075      2,559      3,634           627
 3/12/99  Ft. Worth / Granbury Road                   763      1,851      2,614           465
 3/12/99  Houston / New Castle                      2,346      6,715      9,061         1,481
 3/12/99  Dallas / Inwood Road                      1,478      3,550      5,028           848
 3/12/99  Fort Worth / Loop 820 North                 729      1,821      2,550           472
 3/12/99  Arlington / Cooper St                       779      1,903      2,682           471
 3/12/99  Webster / Highway 3                         677      1,659      2,336           429
 3/12/99  Augusta / Peach Orchard Rd                  860      2,301      3,161           707
 3/12/99  Martinez / Old Petersburg Rd                407      1,107      1,514           314
 3/12/99  Jonesboro / Tara Blvd                       784      2,091      2,875           575



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 3/12/99  Atlanta / Briarcliff Rd                    -      2,171          5,066           241              -
 3/12/99  Decatur / N Decatur Rd                     -        933          2,177           147              -
 3/12/99  Douglasville / Westmoreland                -        453          1,056           224              -
 3/12/99  Doraville / Mcelroy Rd                     -        827          1,931           245              -
 3/12/99  Roswell / Alpharetta                       -      1,772          4,135           186              -
 3/12/99  Douglasville / Duralee Lane                -        533          1,244           158              -
 3/12/99  Douglasville / Highway 5                   -        804          1,875           456              -
 3/12/99  Forest Park / Jonesboro                    -        659          1,537           198              -
 3/12/99  Marietta / Whitlock                        -      1,016          2,370           198              -
 3/12/99  Marietta / Cobb                            -        727          1,696           255              -
 3/12/99  Norcross / Jones Mill Rd                   -      1,142          2,670           186              -
 3/12/99  Norcross / Dawson Blvd                     -      1,232          2,874           263              -
 3/12/99  Forest Park / Old Dixie Hwy                -        895          2,070           337              -
 3/12/99  Decatur / Covington                        -      1,764          4,116           108              -
 3/12/99  Alpharetta / Maxwell Rd                    -      1,075          2,509           125              -
 3/12/99  Alpharetta / N. Main St                    -      1,240          2,893           103              -
 3/12/99  Atlanta / Bolton Rd                        -        866          2,019           178              -
 3/12/99  Riverdale / Georgia Hwy 85                 -      1,075          2,508           151              -
 3/12/99  Kennesaw / Rutledge Road                   -        803          1,874           243              -
 3/12/99  Lawrenceville / Buford Dr.                 -        256            597            91              -
 3/12/99  Hanover Park / W. Lake Street              -      1,320          3,081           146              -
 3/12/99  Chicago / W. Jarvis Ave                    -        313            731            91              -
 3/12/99  Chicago / N. Broadway St                   -        535          1,249           230              -
 3/12/99  Carol Stream / Phillips Court              -        829          1,780            96              -
 3/12/99  Winfield / Roosevelt Road                  -      1,109          2,587           118              -
 3/12/99  Schaumburg / S. Roselle Road               -        659          1,537           107              -
 3/12/99  Tinley Park / Brennan Hwy                  -        771          1,799           173              -
 3/12/99  Schaumburg / Palmer Drive                  -      1,333          3,111           137              -
 3/12/99  Mobile / Hillcrest Road                    -        554          1,293           155              -
 3/12/99  Mobile / Azalea Road                       -        517          1,206           166              -
 3/12/99  Mobile / Moffat Road                       -        537          1,254           134              -
 3/12/99  Mobile / Grelot Road                       -        804          1,877           139              -
 3/12/99  Mobile / Government Blvd                   -        407            950           131              -
 3/12/99  New Orleans / Tchoupitoulas                -      1,092          2,548           239              -
 3/12/99  Louisville / Breckenridge Lane             -        581          1,356            87              -
 3/12/99  Louisville                                 -        554          1,292           140              -
 3/12/99  Louisville / Poplar Level                  -        463          1,080           157              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 3/12/99  Atlanta / Briarcliff Rd                   2,171      5,307      7,478         1,326
 3/12/99  Decatur / N Decatur Rd                      933      2,324      3,257           624
 3/12/99  Douglasville / Westmoreland                 453      1,280      1,733           390
 3/12/99  Doraville / Mcelroy Rd                      827      2,176      3,003           610
 3/12/99  Roswell / Alpharetta                      1,772      4,321      6,093         1,049
 3/12/99  Douglasville / Duralee Lane                 533      1,402      1,935           379
 3/12/99  Douglasville / Highway 5                    804      2,331      3,135           734
 3/12/99  Forest Park / Jonesboro                     659      1,735      2,394           493
 3/12/99  Marietta / Whitlock                       1,016      2,568      3,584           655
 3/12/99  Marietta / Cobb                             727      1,951      2,678           564
 3/12/99  Norcross / Jones Mill Rd                  1,142      2,856      3,998           739
 3/12/99  Norcross / Dawson Blvd                    1,232      3,137      4,369           808
 3/12/99  Forest Park / Old Dixie Hwy                 889      2,413      3,302           642
 3/12/99  Decatur / Covington                       1,764      4,224      5,988         1,045
 3/12/99  Alpharetta / Maxwell Rd                   1,075      2,634      3,709           647
 3/12/99  Alpharetta / N. Main St                   1,240      2,996      4,236           730
 3/12/99  Atlanta / Bolton Rd                         865      2,198      3,063           570
 3/12/99  Riverdale / Georgia Hwy 85                1,075      2,659      3,734           658
 3/12/99  Kennesaw / Rutledge Road                    803      2,117      2,920           578
 3/12/99  Lawrenceville / Buford Dr.                  256        688        944           207
 3/12/99  Hanover Park / W. Lake Street             1,320      3,227      4,547           800
 3/12/99  Chicago / W. Jarvis Ave                     313        822      1,135           250
 3/12/99  Chicago / N. Broadway St                    535      1,479      2,014           446
 3/12/99  Carol Stream / Phillips Court               783      1,922      2,705           459
 3/12/99  Winfield / Roosevelt Road                 1,109      2,705      3,814           678
 3/12/99  Schaumburg / S. Roselle Road                659      1,644      2,303           433
 3/12/99  Tinley Park / Brennan Hwy                   771      1,972      2,743           519
 3/12/99  Schaumburg / Palmer Drive                 1,333      3,248      4,581           802
 3/12/99  Mobile / Hillcrest Road                     554      1,448      2,002           402
 3/12/99  Mobile / Azalea Road                        517      1,372      1,889           376
 3/12/99  Mobile / Moffat Road                        537      1,388      1,925           388
 3/12/99  Mobile / Grelot Road                        804      2,016      2,820           526
 3/12/99  Mobile / Government Blvd                    407      1,081      1,488           297
 3/12/99  New Orleans / Tchoupitoulas               1,092      2,787      3,879           750
 3/12/99  Louisville / Breckenridge Lane              581      1,443      2,024           385
 3/12/99  Louisville                                  554      1,432      1,986           397
 3/12/99  Louisville / Poplar Level                   463      1,237      1,700           351



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 3/12/99  Chesapeake / Western Branch                -      1,274          2,973           192              -
 3/12/99  Centreville / Lee Hwy                      -      1,650          3,851           175              -
 3/12/99  Sterling / S. Sterling Blvd                -      1,282          2,992           185              -
 3/12/99  Manassas / Sudley Road                     -        776          1,810           209              -
 3/12/99  Longmont / Wedgewood Ave                   -        717          1,673            97              -
 3/12/99  Fort Collins / So.College Ave              -        745          1,739           149              -
 3/12/99  Colo Sprngs / Parkmoor Village             -        620          1,446           185              -
 3/12/99  Colo Sprngs / Van Teylingen                -      1,216          2,837           191              -
 3/12/99  Denver / So. Clinton St.                   -        462          1,609           100              -
 3/12/99  Denver / Washington St.                    -        795          1,846           364              -
 3/12/99  Colo Sprngs / Centennial Blvd              -      1,352          3,155            93              -
 3/12/99  Colo Sprngs / Astrozon Court               -        810          1,889           148              -
 3/12/99  Arvada / 64th Ave                          -        671          1,566           104              -
 3/12/99  Golden / Simms Street                      -        918          2,143           330              -
 3/12/99  Lawrence / Haskell Ave                     -        636          1,484           142              -
 3/12/99  Overland Park / Hemlock St                 -      1,168          2,725           120              -
 3/12/99  Lenexa / Long St.                          -        720          1,644            50              -
 3/12/99  Shawnee / Hedge Lane Terrace               -        570          1,331           158              -
 3/12/99  Mission / Foxridge Dr                      -      1,657          3,864           163              -
 3/12/99  Milwaukee / W. Dean Road                   -      1,362          3,163           525              -
 3/12/99  Columbus / Morse Road                      -      1,415          3,302           523              -
 3/12/99  Milford / Branch Hill                      -        527          1,229         2,412              -
 3/12/99  Fairfield / Dixie                          -        519          1,211            91              -
 3/12/99  Cincinnati / Western Hills                 -        758          1,769           200              -
 3/12/99  Austin / N. Mopac Expressway               -        865          2,791            71              -
 3/12/99  Atlanta / Dunwoody Place                   -      1,410          3,296           207              -
 3/12/99  Kennedale/Bowman Sprgs                     -        425            991            78              -
 3/12/99  Colo Sprngs/N.Powers                       -      1,124          2,622           206              -
 3/12/99  St. Louis/S. Third St                      -        206            480            29              -
 3/12/99  Orlando / L.B. Mcleod Road                 -        521          1,217            61              -
 3/12/99  Jacksonville / Roosevelt Blvd.             -        851          1,986           305              -
 3/12/99  Miami-Kendall / Sw 84th Street             -        935          2,180           163              -
 3/12/99  North Miami Beach / 69th St                -      1,594          3,720           187              -
 3/12/99  Miami Beach / Dade Blvd                    -        962          2,245           295              -
 3/12/99  Chicago / N. Natchez Ave                   -      1,684          3,930           211              -
 3/12/99  Chicago / W. Cermak Road                   -      1,294          3,019           516              -
 3/12/99  Kansas City / State Ave                    -        645          1,505           212              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 3/12/99  Chesapeake / Western Branch               1,274      3,165      4,439           791
 3/12/99  Centreville / Lee Hwy                     1,636      4,040      5,676           999
 3/12/99  Sterling / S. Sterling Blvd               1,282      3,177      4,459           789
 3/12/99  Manassas / Sudley Road                      776      2,019      2,795           523
 3/12/99  Longmont / Wedgewood Ave                    717      1,770      2,487           442
 3/12/99  Fort Collins / So.College Ave               745      1,888      2,633           486
 3/12/99  Colo Sprngs / Parkmoor Village              620      1,631      2,251           405
 3/12/99  Colo Sprngs / Van Teylingen               1,216      3,028      4,244           750
 3/12/99  Denver / So. Clinton St.                    462      1,709      2,171           426
 3/12/99  Denver / Washington St.                     792      2,213      3,005           554
 3/12/99  Colo Sprngs / Centennial Blvd             1,352      3,248      4,600           779
 3/12/99  Colo Sprngs / Astrozon Court                810      2,037      2,847           540
 3/12/99  Arvada / 64th Ave                           671      1,670      2,341           433
 3/12/99  Golden / Simms Street                       918      2,473      3,391           645
 3/12/99  Lawrence / Haskell Ave                      636      1,626      2,262           424
 3/12/99  Overland Park / Hemlock St                1,168      2,845      4,013           700
 3/12/99  Lenexa / Long St.                           709      1,705      2,414           419
 3/12/99  Shawnee / Hedge Lane Terrace                570      1,489      2,059           384
 3/12/99  Mission / Foxridge Dr                     1,656      4,028      5,684           987
 3/12/99  Milwaukee / W. Dean Road                  1,357      3,693      5,050           986
 3/12/99  Columbus / Morse Road                     1,415      3,825      5,240           965
 3/12/99  Milford / Branch Hill                       527      3,641      4,168           657
 3/12/99  Fairfield / Dixie                           519      1,302      1,821           348
 3/12/99  Cincinnati / Western Hills                  758      1,969      2,727           538
 3/12/99  Austin / N. Mopac Expressway                865      2,862      3,727           646
 3/12/99  Atlanta / Dunwoody Place                  1,390      3,523      4,913           893
 3/12/99  Kennedale/Bowman Sprgs                      425      1,069      1,494           285
 3/12/99  Colo Sprngs/N.Powers                      1,124      2,828      3,952           732
 3/12/99  St. Louis/S. Third St                       206        509        715           139
 3/12/99  Orlando / L.B. Mcleod Road                  521      1,278      1,799           330
 3/12/99  Jacksonville / Roosevelt Blvd.              851      2,291      3,142           665
 3/12/99  Miami-Kendall / Sw 84th Street              935      2,343      3,278           619
 3/12/99  North Miami Beach / 69th St               1,594      3,907      5,501           989
 3/12/99  Miami Beach / Dade Blvd                     962      2,540      3,502           662
 3/12/99  Chicago / N. Natchez Ave                  1,684      4,141      5,825         1,014
 3/12/99  Chicago / W. Cermak Road                  1,294      3,535      4,829         1,080
 3/12/99  Kansas City / State Ave                     645      1,717      2,362           469



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 3/12/99  Lenexa / Santa Fe Trail Road               -        713          1,663           184              -
 3/12/99  Waukesha / Foster Court                    -        765          1,785           173              -
 3/12/99  River Grove / N. 5th Ave.                  -      1,094          2,552            27              -
 3/12/99  St. Charles / E. Main St.                  -        951          2,220         (286)              -
 3/12/99  Chicago / West 47th St.                    -        705          1,645            77              -
 3/12/99  Carol Stream / S. Main Place               -      1,320          3,079           174              -
 3/12/99  Carpentersville /N. Western Ave            -        911          2,120           148              -
 3/12/99  Elgin / E. Chicago St.                     -        570          2,163           102              -
 3/12/99  Elgin / Big Timber Road                    -      1,347          3,253           250              -
 3/12/99  Chicago / S. Pulaski Road                  -        458          2,118           303              -
 3/12/99  Aurora / Business 30                       -        900          2,097           158              -
 3/12/99  Streamwood / Old Church Road               -        855          1,991            78              -
 3/12/99  Mt. Prospect / Central Road                -        802          1,847           182              -
 3/12/99  Geneva / Gary Ave                          -      1,072          2,501            76              -
 3/12/99  Naperville / Lasalle Ave                   -      1,501          3,502           113              -
 3/31/99  Forest Park                                -        270          3,378         1,031              -
  4/1/99  Fresno                                     -         44            206         (238)            804
  5/1/99  Stockton                                   -        151            402         (250)          2,017
 6/30/99  Winter Park/N. Semor                       -        342            638           334            728
 6/30/99  N. Richland Hills                          -        455            769           253            832
 6/30/99  Rolling Meadows/Lois                       -        441            849           378            898
 6/30/99  Gresham/Burnside                           -        354            544           218            627
 6/30/99  Jacksonville/University                    -        211            741           250            700
 6/30/99  Irving/W. Airport                          -        419            960           203            857
 6/30/99  Houston/Highway 6 So.                      -        751          1,006         1,002          1,057
 6/30/99  Concord/Arnold                             -        827          1,553           431          1,874
 6/30/99  Rockville/Gude Drive                       -        602            768           388            880
 6/30/99  Bradenton/Cortez Road                      -        476            885           387            906
 6/30/99  San Antonio/Nw Loop                        -        511            786           210            855
 6/30/99  Anaheim / La Palma                         -      1,378            851           218          1,221
 6/30/99  Spring Valley/Sweetwater                   -        271            380         6,125            416
 6/30/99  Ft. Myers/Tamiami                          -        948            962           311          1,208
 6/30/99  Littleton/Centennial                       -        421            804           292            812
 6/30/99  Newark/Cedar Blvd                          -        729            971           245          1,067
 6/30/99  Falls Church/Columbia                      -        901            975           330          1,141
 6/30/99  Fairfax / Lee Highway                      -        586          1,078           324          1,106
 6/30/99  Wheat Ridge / W. 44th                      -        480            789           274            831




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 3/12/99  Lenexa / Santa Fe Trail Road                713      1,847      2,560           468
 3/12/99  Waukesha / Foster Court                     765      1,958      2,723           490
 3/12/99  River Grove / N. 5th Ave.                 1,034      2,639      3,673           884
 3/12/99  St. Charles / E. Main St.                   802      2,083      2,885           758
 3/12/99  Chicago / West 47th St.                     705      1,722      2,427           430
 3/12/99  Carol Stream / S. Main Place              1,320      3,253      4,573           849
 3/12/99  Carpentersville /N. Western Ave             909      2,270      3,179           578
 3/12/99  Elgin / E. Chicago St.                      570      2,265      2,835           547
 3/12/99  Elgin / Big Timber Road                   1,347      3,503      4,850           943
 3/12/99  Chicago / S. Pulaski Road                   458      2,421      2,879           560
 3/12/99  Aurora / Business 30                        899      2,256      3,155           581
 3/12/99  Streamwood / Old Church Road                854      2,070      2,924           508
 3/12/99  Mt. Prospect / Central Road                 795      2,036      2,831           561
 3/12/99  Geneva / Gary Ave                         1,072      2,577      3,649           640
 3/12/99  Naperville / Lasalle Ave                  1,501      3,615      5,116           903
 3/31/99  Forest Park                                 270      4,409      4,679         2,152
  4/1/99  Fresno                                      193        623        816           155
  5/1/99  Stockton                                    590      1,730      2,320           430
 6/30/99  Winter Park/N. Semor                        427      1,615      2,042           427
 6/30/99  N. Richland Hills                           569      1,740      2,309           439
 6/30/99  Rolling Meadows/Lois                        551      2,015      2,566           510
 6/30/99  Gresham/Burnside                            442      1,301      1,743           327
 6/30/99  Jacksonville/University                     263      1,639      1,902           421
 6/30/99  Irving/W. Airport                           524      1,915      2,439           474
 6/30/99  Houston/Highway 6 So.                       937      2,879      3,816           722
 6/30/99  Concord/Arnold                            1,032      3,653      4,685           971
 6/30/99  Rockville/Gude Drive                        751      1,887      2,638           478
 6/30/99  Bradenton/Cortez Road                       594      2,060      2,654           514
 6/30/99  San Antonio/Nw Loop                         638      1,724      2,362           407
 6/30/99  Anaheim / La Palma                        1,721      1,947      3,668           449
 6/30/99  Spring Valley/Sweetwater                    338      6,854      7,192           344
 6/30/99  Ft. Myers/Tamiami                         1,184      2,245      3,429           516
 6/30/99  Littleton/Centennial                        526      1,803      2,329           438
 6/30/99  Newark/Cedar Blvd                           910      2,102      3,012           492
 6/30/99  Falls Church/Columbia                     1,126      2,221      3,347           530
 6/30/99  Fairfax / Lee Highway                       732      2,362      3,094           583
 6/30/99  Wheat Ridge / W. 44th                       599      1,775      2,374           448



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 6/30/99  Huntington Bch/Gotham                      -        952            890           327          1,130
 6/30/99  Fort Worth/McCart                          -        372            942           189            703
 6/30/99  San Diego/Clairemont                       -      1,601          2,035           389          2,034
 6/30/99  Houston/Millridge N.                       -      1,160          1,983           266          2,433
 6/30/99  Woodbridge/Jefferson                       -        840          1,689           284          1,446
 6/30/99  Mountainside                               -      1,260          1,237           338          1,523
 6/30/99  Woodbridge / Davis                         -      1,796          1,623           465          1,996
 6/30/99  Huntington Beach                           -      1,026          1,437           147          1,450
 6/30/99  Edison / Old Post Rd                       -        498          1,267           323          1,175
 6/30/99  Northridge/Parthenia                       -      1,848          1,486           192          1,839
 6/30/99  Brick Township/Brick                       -        590          1,431           292          1,364
 6/30/99  Stone Mountain/Rock                        -      1,233            288           328            852
 6/30/99  Hyattsville                                -        768          2,186           276          1,919
 6/30/99  Union City / Alvarado                      -        992          1,776           217          1,690
 6/30/99  Oak Park / Greenfield                      -        621          1,735           208          1,490
 6/30/99  Tujunga/Foothill Blvd                      -      1,746          2,383           235          2,370
  7/1/99  Pantego/W. Pioneer Pkwy                    -        432          1,228            71              -
  7/1/99  Nashville/Lafayette St                     -        486          1,135           171              -
  7/1/99  Nashville/Metroplex Dr                     -        380            886           155              -
  7/1/99  Madison / Myatt Dr                         -        441          1,028           118              -
  7/1/99  Hixson / Highway 153                       -        488          1,138           198              -
  7/1/99  Hixson / Gadd Rd                           -        207            484           327              -
  7/1/99  Red Bank / Harding Rd                      -        452          1,056           189              -
  7/1/99  Nashville/Welshwood Dr                     -        934          2,179           186              -
  7/1/99  Madison/Williams Ave                       -      1,318          3,076           355              -
  7/1/99  Nashville/Mcnally Dr                       -        884          2,062           419              -
  7/1/99  Hermitage/Central Ct                       -        646          1,508           179              -
  7/1/99  Antioch/Cane Ridge Rd                      -        353            823           186              -
  9/1/99  Charlotte / Ashley Road                    -        664          1,551            33              -
  9/1/99  Raleigh / Capital Blvd                     -        927          2,166            21              -
  9/1/99  Charlotte / South Blvd.                    -        734          1,715            46              -
  9/1/99  Greensboro/W.Market St.                    -        603          1,409            53              -
 10/8/99  Belmont / O'neill Ave                      -        869          4,659           155              -
 10/11/99 Matthews                                   -        937          3,165           245              -
 11/15/99 Poplar, Memphis                            -      1,631          3,093           274              -
 12/17/99 Dallas / Swiss Ave                         -      1,862          4,344           137              -
 12/30/99 Oak Park/Greenfield Rd                     -      1,184          3,685         (101)              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 6/30/99  Huntington Bch/Gotham                     1,189      2,110      3,299           512
 6/30/99  Fort Worth/McCart                           464      1,742      2,206           382
 6/30/99  San Diego/Clairemont                      1,999      4,060      6,059           948
 6/30/99  Houston/Millridge N.                      1,449      4,393      5,842         1,010
 6/30/99  Woodbridge/Jefferson                      1,048      3,211      4,259           647
 6/30/99  Mountainside                              1,574      2,784      4,358           624
 6/30/99  Woodbridge / Davis                        2,243      3,637      5,880           849
 6/30/99  Huntington Beach                          1,282      2,778      4,060           607
 6/30/99  Edison / Old Post Rd                        622      2,641      3,263           614
 6/30/99  Northridge/Parthenia                      2,308      3,057      5,365           642
 6/30/99  Brick Township/Brick                        736      2,941      3,677           623
 6/30/99  Stone Mountain/Rock                       1,540      1,161      2,701           265
 6/30/99  Hyattsville                                 959      4,190      5,149           902
 6/30/99  Union City / Alvarado                     1,239      3,436      4,675           736
 6/30/99  Oak Park / Greenfield                       775      3,279      4,054           719
 6/30/99  Tujunga/Foothill Blvd                     2,180      4,554      6,734           876
  7/1/99  Pantego/W. Pioneer Pkwy                     432      1,299      1,731           184
  7/1/99  Nashville/Lafayette St                      486      1,306      1,792           392
  7/1/99  Nashville/Metroplex Dr                      380      1,041      1,421           314
  7/1/99  Madison / Myatt Dr                          441      1,146      1,587           319
  7/1/99  Hixson / Highway 153                        488      1,336      1,824           401
  7/1/99  Hixson / Gadd Rd                            207        811      1,018           304
  7/1/99  Red Bank / Harding Rd                       452      1,245      1,697           378
  7/1/99  Nashville/Welshwood Dr                      934      2,365      3,299           643
  7/1/99  Madison/Williams Ave                      1,318      3,431      4,749           911
  7/1/99  Nashville/Mcnally Dr                        884      2,481      3,365           760
  7/1/99  Hermitage/Central Ct                        646      1,687      2,333           465
  7/1/99  Antioch/Cane Ridge Rd                       353      1,009      1,362           302
  9/1/99  Charlotte / Ashley Road                     651      1,597      2,248           404
  9/1/99  Raleigh / Capital Blvd                      909      2,205      3,114           531
  9/1/99  Charlotte / South Blvd.                     719      1,776      2,495           448
  9/1/99  Greensboro/W.Market St.                     591      1,474      2,065           375
 10/8/99  Belmont / O'neill Ave                       878      4,805      5,683         1,126
 10/11/99 Matthews                                    994      3,353      4,347           654
 11/15/99 Poplar, Memphis                           1,731      3,267      4,998           657
 12/17/99 Dallas / Swiss Ave                        1,878      4,465      6,343         1,076
 12/30/99 Oak Park/Greenfield Rd                    1,196      3,572      4,768           791



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 12/30/99 Santa Anna                                 -      2,657          3,293           375              -
 1/21/00  Hanover Park                               -        262          3,104            68              -
 1/25/00  Memphis / N.Germantwn Pkwy                 -        884          3,024           221              -
 1/31/00  Rowland Heights/Walnut                     -        681          1,589           122              -
  2/8/00  Lewisville / Justin Rd                     -        529          2,919           207              -
 2/28/00  Plano / Avenue K                           -      2,064         10,407         1,684              -
  4/1/00  Hyattsville/Edmonson                       -      1,036          2,657            52              -
 4/29/00  St.Louis/Ellisville Twn Centre             -        765          4,377           332              -
  5/2/00  Mill Valley                                -      1,412          3,294         (368)              -
  5/2/00  Culver City                                -      2,439          5,689         (676)              -
 5/26/00  Phoenix/N. 35th Ave                        -        868          2,967            54              -
  6/5/00  Mount Sinai / Route 25a                    -        950          3,338           251              -
 6/15/00  Pinellas Park                              -        526          2,247           270              -
 6/30/00  San Antonio/Broadway St                    -      1,131          4,558         1,195              -
 7/13/00  Lincolnwood                                -      1,598          3,727           336              -
 7/17/00  La Palco/New Orleans                       -      1,023          3,204           126              -
 7/29/00  Tracy/1615& 1650 W.11th S                  -      1,745          4,530           305              -
  8/1/00  Pineville                                  -      2,197          3,417           351              -
 8/23/00  Morris Plains                              -      1,501          4,300           313              -
 8/31/00  Florissant/New Halls Fry                   -        800          4,225            78              -
 8/31/00  Orange, CA                                 -        661          1,542            60              -
  9/1/00  Bayshore, NY                               -      1,277          2,980           974              -
  9/1/00  Los Angeles, CA                            -        590          1,376           522              -
 9/13/00  Merrillville                               -        343          2,474           167              -
 9/15/00  Gardena / W. El Segundo                    -      1,532          3,424           121              -
 9/15/00  Chicago / Ashland Avenue                   -        850          4,880           326              -
 9/15/00  Oakland / Macarthur                        -        678          2,751           152              -
 9/15/00  Alexandria / Pickett Ii                    -      2,743          6,198           277              -
 9/15/00  Royal Oak / Coolidge Highway               -      1,062          2,576           155              -
 9/15/00  Hawthorne / Crenshaw Blvd.                 -      1,079          2,913           147              -
 9/15/00  Rockaway / U.S. Route 46                   -      2,424          4,945           244              -
 9/15/00  Evanston / Greenbay                        -        846          4,436           177              -
 9/15/00  Los Angeles / Coliseum                     -      3,109          4,013           167              -
 9/15/00  Bethpage / Hempstead Turnpike              -      2,899          5,457           817              -
 9/15/00  Northport / Fort Salonga Road              -      2,999          5,698           238              -
 9/15/00  Brooklyn / St. Johns Place                 -      3,492          6,026           240              -
 9/15/00  Lake Ronkonkoma / Portion Rd.              -        937          4,199           156              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 12/30/99 Santa Anna                                2,820      3,505      6,325           677
 1/21/00  Hanover Park                                256      3,178      3,434           586
 1/25/00  Memphis / N.Germantwn Pkwy                  937      3,192      4,129           632
 1/31/00  Rowland Heights/Walnut                      688      1,704      2,392           412
  2/8/00  Lewisville / Justin Rd                      562      3,093      3,655           614
 2/28/00  Plano / Avenue K                          1,221     12,934     14,155         5,161
  4/1/00  Hyattsville/Edmonson                      1,036      2,709      3,745           563
 4/29/00  St.Louis/Ellisville Twn Centre              812      4,662      5,474           854
  5/2/00  Mill Valley                               1,283      3,055      4,338           650
  5/2/00  Culver City                               2,217      5,235      7,452         1,098
 5/26/00  Phoenix/N. 35th Ave                         868      3,021      3,889           591
  6/5/00  Mount Sinai / Route 25a                   1,008      3,531      4,539           639
 6/15/00  Pinellas Park                               547      2,496      3,043           362
 6/30/00  San Antonio/Broadway St                   1,131      5,753      6,884           950
 7/13/00  Lincolnwood                               1,613      4,048      5,661           874
 7/17/00  La Palco/New Orleans                      1,094      3,259      4,353           456
 7/29/00  Tracy/1615& 1650 W.11th S                 1,762      4,818      6,580         1,000
  8/1/00  Pineville                                 2,332      3,633      5,965           674
 8/23/00  Morris Plains                             1,594      4,520      6,114           762
 8/31/00  Florissant/New Halls Fry                    807      4,296      5,103           892
 8/31/00  Orange, CA                                  667      1,596      2,263           338
  9/1/00  Bayshore, NY                              1,533      3,698      5,231           862
  9/1/00  Los Angeles, CA                             708      1,780      2,488           412
 9/13/00  Merrillville                                364      2,620      2,984           446
 9/15/00  Gardena / W. El Segundo                   1,532      3,545      5,077           604
 9/15/00  Chicago / Ashland Avenue                    850      5,206      6,056           907
 9/15/00  Oakland / Macarthur                         678      2,903      3,581           510
 9/15/00  Alexandria / Pickett Ii                   2,743      6,475      9,218         1,068
 9/15/00  Royal Oak / Coolidge Highway              1,062      2,731      3,793           471
 9/15/00  Hawthorne / Crenshaw Blvd.                1,079      3,060      4,139           523
 9/15/00  Rockaway / U.S. Route 46                  2,424      5,189      7,613           874
 9/15/00  Evanston / Greenbay                         846      4,613      5,459           756
 9/15/00  Los Angeles / Coliseum                    3,109      4,180      7,289           661
 9/15/00  Bethpage / Hempstead Turnpike             2,899      6,274      9,173           988
 9/15/00  Northport / Fort Salonga Road             2,999      5,936      8,935           964
 9/15/00  Brooklyn / St. Johns Place                3,492      6,266      9,758           980
 9/15/00  Lake Ronkonkoma / Portion Rd.               937      4,355      5,292           695



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 9/15/00  Tampa/Gunn Hwy                             -      1,843          4,300            74              -
 9/18/00  Tampa/N. Del Mabry                         -      2,204          2,447         7,475              -
 9/30/00  Marietta/Kennestone& Hwy5                  -        622          3,388         1,390              -
 9/30/00  Lilburn/Indian Trail                       -      1,695          5,170         1,587              -
 11/15/00 Largo/Missouri                             -      1,092          4,270           248              -
 11/21/00 St. Louis/Wilson                           -      1,608          3,913         1,908              -
 12/21/00 Houston/7715 Katy Frwy                     -      2,274          5,307            98              -
 12/21/00 Houston/10801 Katy Frwy                    -      1,664          3,884            84              -
 12/21/00 Houston/Main St                            -      1,681          3,924            95              -
 12/21/00 Houston/W. Loop/S. Frwy                    -      2,036          4,749           104              -
 12/29/00 Chicago                                    -      1,946          6,002            20              -
 12/30/00 Raleigh/Glenwood                           -      1,545          3,628           111              -
 12/30/00 Frazier                                    -        800          3,324            40              -
  1/5/01  Troy/E. Big Beaver Rd                      -      2,195          4,221           349              -
 1/11/01  Ft Lauderdale                              -        954          3,972           342              -
 1/16/01  No Hollywood/Sherman Way                   -      2,173          5,442            32              -
 1/18/01  Tuscon/E. Speedway                         -        735          2,895           192              -
 1/25/01  Lombard/Finley                             -        851          3,806           364              -
 3/15/01  Los Angeles/West Pico                      -      8,579          8,630           984              -
  4/1/01  Lakewood/Cedar Dr.                         -      1,329          9,356         2,944              -
  4/7/01  Farmingdale/Rte 110                        -      2,364          5,807          (21)              -
 4/17/01  Philadelphia/Aramingo                      -        968          4,539            11              -
 4/18/01  Largo/Walsingham Road                      -      1,000          3,545         (246)              -
 6/17/01  Port Washington/Seaview &W.Sh              -      2,381          4,608           115              -
 6/18/01  Silver Springs/Prosperity                  -      1,065          5,391            17              -
 6/19/01  Tampa/W. Waters Ave & Wilsky               -        953          3,785            16              -
 6/26/01  Middletown                                 -      1,535          4,258           316              -
 7/29/01  Miami/Sw 85th Ave                          -      2,755          4,951            17              -
 8/28/01  Hoover/John Hawkins Pkwy                   -      1,050          2,453            42              -
 9/30/01  Syosset                                    -      2,461          5,312           373              -
 12/27/01 Los Angeles/W.Jefferson                    -      8,285          9,429           800              -
 12/27/01 Howell/Hgwy 9                              -        941          4,070           229              -
 12/29/01 Catonsville/Kent                           -      1,378          5,289           636              -
 12/29/01 Old Bridge/Rte 9                           -      1,244          4,960          (35)              -
 12/29/01 Sacremento/Roseville                       -        876          5,344         1,907              -
 12/31/01 Santa Ana/E.Mcfadden                       -      7,587          8,612           905              -
  1/1/02  Concord                                    -        650          1,332            90           (44)




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 9/15/00  Tampa/Gunn Hwy                            1,843      4,374      6,217           779
 9/18/00  Tampa/N. Del Mabry                        2,225      9,901     12,126         3,130
 9/30/00  Marietta/Kennestone& Hwy5                   628      4,772      5,400           823
 9/30/00  Lilburn/Indian Trail                      1,712      6,740      8,452         1,044
 11/15/00 Largo/Missouri                            1,157      4,453      5,610           716
 11/21/00 St. Louis/Wilson                          1,628      5,801      7,429           930
 12/21/00 Houston/7715 Katy Frwy                    2,277      5,402      7,679           715
 12/21/00 Houston/10801 Katy Frwy                   1,667      3,965      5,632           543
 12/21/00 Houston/Main St                           1,684      4,016      5,700           550
 12/21/00 Houston/W. Loop/S. Frwy                   2,038      4,851      6,889           661
 12/29/00 Chicago                                   1,949      6,019      7,968           962
 12/30/00 Raleigh/Glenwood                          1,560      3,724      5,284           691
 12/30/00 Frazier                                     800      3,364      4,164           434
  1/5/01  Troy/E. Big Beaver Rd                     2,329      4,436      6,765           682
 1/11/01  Ft Lauderdale                             1,070      4,198      5,268           660
 1/16/01  No Hollywood/Sherman Way                  2,175      5,472      7,647           995
 1/18/01  Tuscon/E. Speedway                          780      3,042      3,822           479
 1/25/01  Lombard/Finley                              903      4,118      5,021           631
 3/15/01  Los Angeles/West Pico                     8,595      9,598     18,193         1,709
  4/1/01  Lakewood/Cedar Dr.                        1,332     12,297     13,629         1,740
  4/7/01  Farmingdale/Rte 110                       2,378      5,772      8,150           928
 4/17/01  Philadelphia/Aramingo                       968      4,550      5,518           684
 4/18/01  Largo/Walsingham Road                       800      3,499      4,299           534
 6/17/01  Port Washington/Seaview &W.Sh             2,358      4,746      7,104           662
 6/18/01  Silver Springs/Prosperity                 1,065      5,408      6,473           829
 6/19/01  Tampa/W. Waters Ave & Wilsky                954      3,800      4,754           549
 6/26/01  Middletown                                1,630      4,479      6,109           620
 7/29/01  Miami/Sw 85th Ave                         2,757      4,966      7,723           693
 8/28/01  Hoover/John Hawkins Pkwy                  1,051      2,494      3,545           358
 9/30/01  Syosset                                   2,612      5,534      8,146           682
 12/27/01 Los Angeles/W.Jefferson                   8,301     10,213     18,514         1,227
 12/27/01 Howell/Hgwy 9                               999      4,241      5,240           533
 12/29/01 Catonsville/Kent                          1,378      5,925      7,303           748
 12/29/01 Old Bridge/Rte 9                          1,246      4,923      6,169           602
 12/29/01 Sacremento/Roseville                        526      7,601      8,127           813
 12/31/01 Santa Ana/E.Mcfadden                      7,602      9,502     17,104         1,147
  1/1/02  Concord                                     649      1,379      2,028           323



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

  1/1/02  Tustin                                     -        962          1,465            30           (53)
  1/1/02  Pasadena/Sierra Madre                      -        706            872            70           (28)
  1/1/02  Azusa                                      -        933          1,659            25          4,926
  1/1/02  Redlands                                   -        423          1,202           197           (34)
  1/1/02  Airport I                                  -        346            861            78           (32)
  1/1/02  Miami / Marlin Road                        -        562          1,345            71           (49)
  1/1/02  Riverside                                  -         95          1,106            37           (41)
  1/1/02  Oakland / San Leandro                      -        330          1,116            90           (34)
  1/1/02  Richmond / Jacuzzi                         -        419          1,224            42           (44)
  1/1/02  Santa Clara / Laurel                       -      1,178          1,789           120           (62)
  1/1/02  Pembroke Park                              -        475          1,259            29           (47)
  1/1/02  Ft. Lauderdale / Sun                       -        452          1,254            42           (48)
  1/1/02  San Carlos / Shorewa                       -        737          1,360            14           (52)
  1/1/02  Ft. Lauderdale / Sun                       -        532          1,444            74           (56)
  1/1/02  Sacramento / Howe                          -        361          1,181            25           (45)
  1/1/02  Sacramento / Capitol                       -        186          1,284            19           (49)
  1/1/02  Miami / Airport                            -        517            915            63              2
  1/1/02  Marietta / Cobb Park                       -        419          1,571            54            (2)
  1/1/02  Sacramento / Florin                        -        624          1,710            82              3
  1/1/02  Belmont / Dairy Lane                       -        915          1,252            77              -
  1/1/02  So. San Francisco                          -      1,018          2,464            75             39
  1/1/02  Palmdale / P Street                        -        218          1,287            41              3
  1/1/02  Tucker / Montreal Rd                       -        760          1,485            70            (3)
  1/1/02  Pasadena / S Fair Oaks                     -      1,313          1,905            95            (2)
  1/1/02  Carmichael/Fair Oaks                       -        584          1,431            30            (2)
  1/1/02  Carson / Carson St                         -        507            877           109              1
  1/1/02  San Jose / Felipe Ave                      -        517          1,482            50            (3)
  1/1/02  Miami / 27th Ave                           -        272          1,572            81              1
  1/1/02  San Jose / Capitol                         -        400          1,183            25              1
  1/1/02  Tucker / Mountain                          -        519          1,385            67              -
  1/3/02  St Charles/Veterans Memorial               -        687          1,602           147              -
  1/7/02  Bothell/ N. Bothell Way                    -      1,063          4,995           137              -
 1/15/02  Houston / N.Loop                           -      2,045          6,178           (2)              -
 1/16/02  Orlando / S. Kirkman                       -        889          3,180            39              -
 1/16/02  Austin / Us Hwy 183                        -        608          3,856            17              -
 1/16/02  Rochelle Park / 168                        -        744          4,430            18              -
 1/16/02  Honolulu / Waialae                         -     10,631         10,783            58              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

  1/1/02  Tustin                                      963      1,441      2,404           374
  1/1/02  Pasadena/Sierra Madre                       706        914      1,620           214
  1/1/02  Azusa                                       932      6,611      7,543           625
  1/1/02  Redlands                                    422      1,366      1,788           302
  1/1/02  Airport I                                   347        906      1,253           225
  1/1/02  Miami / Marlin Road                         562      1,367      1,929           341
  1/1/02  Riverside                                    94      1,103      1,197           282
  1/1/02  Oakland / San Leandro                       330      1,172      1,502           292
  1/1/02  Richmond / Jacuzzi                          420      1,221      1,641           307
  1/1/02  Santa Clara / Laurel                      1,179      1,846      3,025           443
  1/1/02  Pembroke Park                               475      1,241      1,716           322
  1/1/02  Ft. Lauderdale / Sun                        452      1,248      1,700           315
  1/1/02  San Carlos / Shorewa                        736      1,323      2,059           349
  1/1/02  Ft. Lauderdale / Sun                        533      1,461      1,994           366
  1/1/02  Sacramento / Howe                           361      1,161      1,522           301
  1/1/02  Sacramento / Capitol                        185      1,255      1,440           324
  1/1/02  Miami / Airport                             517        980      1,497           270
  1/1/02  Marietta / Cobb Park                        420      1,622      2,042           437
  1/1/02  Sacramento / Florin                         623      1,796      2,419           481
  1/1/02  Belmont / Dairy Lane                        914      1,330      2,244           366
  1/1/02  So. San Francisco                         1,019      2,577      3,596           663
  1/1/02  Palmdale / P Street                         218      1,331      1,549           378
  1/1/02  Tucker / Montreal Rd                        759      1,553      2,312           408
  1/1/02  Pasadena / S Fair Oaks                    1,313      1,998      3,311           527
  1/1/02  Carmichael/Fair Oaks                        584      1,459      2,043           386
  1/1/02  Carson / Carson St                          506        988      1,494           254
  1/1/02  San Jose / Felipe Ave                       516      1,530      2,046           403
  1/1/02  Miami / 27th Ave                            271      1,655      1,926           440
  1/1/02  San Jose / Capitol                          401      1,208      1,609           331
  1/1/02  Tucker / Mountain                           520      1,451      1,971           384
  1/3/02  St Charles/Veterans Memorial                687      1,749      2,436           252
  1/7/02  Bothell/ N. Bothell Way                   1,063      5,132      6,195           612
 1/15/02  Houston / N.Loop                          2,045      6,176      8,221           710
 1/16/02  Orlando / S. Kirkman                        889      3,219      4,108           394
 1/16/02  Austin / Us Hwy 183                         608      3,873      4,481           485
 1/16/02  Rochelle Park / 168                         744      4,448      5,192           544
 1/16/02  Honolulu / Waialae                       10,631     10,841     21,472         1,299



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 1/16/02  Sunny Isles Bch                            -        931          2,845            19              -
 1/16/02  San Ramon / San Ramo                       -      1,522          3,510             1              -
 1/16/02  Austin / W. 6th St                         -      2,399          4,493           201              -
 1/16/02  Schaumburg / W. Wise                       -      1,158          2,598            25              -
 1/16/02  Laguna Hills / Moulton                     -      2,319          5,200           132              -
 1/16/02  Annapolis / West St                        -        955          3,669            24              -
 1/16/02  Birmingham / Commons                       -      1,125          3,938            36              -
 1/16/02  Crestwood / Watson Rd                      -      1,232          3,093             -              -
 1/16/02  Northglenn /Huron St                       -        688          2,075            25              -
 1/16/02  Skokie / Skokie Blvd                       -        716          5,285            12              -
 1/16/02  Garden City / Stewart                      -      1,489          4,039             9              -
 1/16/02  Millersville / Veterans                    -      1,036          4,229             7              -
 1/16/02  W. Babylon / Sunrise                       -      1,609          3,959            21              -
 1/16/02  Memphis / Summer Ave                       -      1,103          2,772             3              -
 1/16/02  Santa Clara/Lafayette                      -      1,393          4,626           (2)              -
 1/16/02  Naperville / Washington                    -      2,712          2,225           443              -
 1/16/02  Phoenix/W Union Hills                      -      1,071          2,934            20              -
 1/16/02  Woodlawn / Whitehead                       -      2,682          3,355            23              -
 1/16/02  Issaquah / Pickering                       -      1,138          3,704            10              -
 1/16/02  West La /W Olympic                         -      6,532          5,975            28              -
 1/16/02  New Orleans/I-10                           -      1,286          3,380            13              -
 1/16/02  Pasadena / E. Colorado                     -      1,125          5,160             8              -
 1/16/02  Memphis / Covington                        -        620          3,076           (3)              -
 1/16/02  Hiawassee / N.Hiawassee                    -      1,622          1,892            47              -
 1/16/02  Longwood / State Rd                        -      2,123          3,083            86              -
 1/16/02  Casselberry / State                        -      1,628          3,308            15              -
 1/16/02  Honolulu/Kahala                            -      3,722          8,525            17              -
 1/16/02  Waukegan / Greenbay                        -        933          3,826             4              -
 1/16/02  Southfield / Telegraph                     -      2,869          5,507           (7)              -
 1/16/02  San Mateo / S. Delaware                    -      1,921          4,602            22              -
 1/16/02  Scottsdale/N.Hayden                        -      2,111          3,564            20              -
 1/16/02  Gilbert/W Park Ave                         -        497          3,534           (2)              -
 1/16/02  W.Palm Beach/Okeechobee                    -      2,149          4,650         (508)              -
 1/16/02  Indianapolis / W.86th                      -        812          2,421             4              -
 1/16/02  Indianapolis / Madison                     -        716          2,655            23              -
 1/16/02  Indianapolis / Rockville                   -        704          2,704             3              -
 1/16/02  Santa Cruz / River                         -      2,148          6,584            32              -




                                                  Gross Carrying Amount
                                                   At December 31, 2004
   Date                                      --------------------------------- Accumulated
 Acquired             Description               Land     Buildings    Total    Depreciation
---------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             ------------------------------------------------

 1/16/02  Sunny Isles Bch                            931      2,864      3,795           363
 1/16/02  San Ramon / San Ramo                     1,522      3,511      5,033           444
 1/16/02  Austin / W. 6th St                       2,399      4,694      7,093           587
 1/16/02  Schaumburg / W. Wise                     1,158      2,623      3,781           332
 1/16/02  Laguna Hills / Moulton                   2,319      5,332      7,651           698
 1/16/02  Annapolis / West St                        955      3,693      4,648           463
 1/16/02  Birmingham / Commons                     1,125      3,974      5,099           498
 1/16/02  Crestwood / Watson Rd                    1,232      3,093      4,325           389
 1/16/02  Northglenn /Huron St                       688      2,100      2,788           277
 1/16/02  Skokie / Skokie Blvd                       716      5,297      6,013           675
 1/16/02  Garden City / Stewart                    1,489      4,048      5,537           501
 1/16/02  Millersville / Veterans                  1,036      4,236      5,272           557
 1/16/02  W. Babylon / Sunrise                     1,609      3,980      5,589           497
 1/16/02  Memphis / Summer Ave                     1,103      2,775      3,878           353
 1/16/02  Santa Clara/Lafayette                    1,393      4,624      6,017           577
 1/16/02  Naperville / Washington                  2,712      2,668      5,380           311
 1/16/02  Phoenix/W Union Hills                    1,066      2,959      4,025           382
 1/16/02  Woodlawn / Whitehead                     2,682      3,378      6,060           451
 1/16/02  Issaquah / Pickering                     1,138      3,714      4,852           466
 1/16/02  West La /W Olympic                       6,532      6,003     12,535           748
 1/16/02  New Orleans/I-10                         1,292      3,387      4,679           427
 1/16/02  Pasadena / E. Colorado                   1,125      5,168      6,293           639
 1/16/02  Memphis / Covington                        620      3,073      3,693           394
 1/16/02  Hiawassee / N.Hiawassee                  1,622      1,939      3,561           250
 1/16/02  Longwood / State Rd                      2,123      3,169      5,292           405
 1/16/02  Casselberry / State                      1,628      3,323      4,951           416
 1/16/02  Honolulu/Kahala                          3,722      8,542     12,264         1,032
 1/16/02  Waukegan / Greenbay                        933      3,830      4,763           480
 1/16/02  Southfield / Telegraph                   2,869      5,500      8,369           680
 1/16/02  San Mateo / S. Delaware                  1,921      4,624      6,545           569
 1/16/02  Scottsdale/N.Hayden                      2,113      3,582      5,695           460
 1/16/02  Gilbert/W Park Ave                         497      3,532      4,029           448
 1/16/02  W.Palm Beach/Okeechobee                  2,149      4,142      6,291           425
 1/16/02  Indianapolis / W.86th                      812      2,425      3,237           313
 1/16/02  Indianapolis / Madison                     716      2,678      3,394           340
 1/16/02  Indianapolis / Rockville                   704      2,707      3,411           347
 1/16/02  Santa Cruz / River                       2,148      6,616      8,764           804



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 1/16/02  Novato / Rush Landing                      -      1,858          2,574             7              -
 1/16/02  Martinez / Arnold Dr                       -        847          5,422           (5)              -
 1/16/02  Charlotte/Cambridge                        -        836          3,908           (1)              -
 1/16/02  Rancho Cucamonga                           -        579          3,222            31              -
 1/16/02  Renton / Kent                              -        768          4,078            29              -
 1/16/02  Hawthorne / Goffle Rd                      -      2,414          4,918           (8)              -
  2/2/02  Nashua / Southwood Dr                      -      2,493          4,326           155              -
 2/15/02  Houston/Fm 1960 East                       -        859          2,004            55              -
  3/7/02  Baltimore / Russell Street                 -      1,763          5,821           166              -
 3/11/02  Weymouth / Main St                         -      1,440          4,433           134              -
 3/28/02  Clinton / Branch Ave & Schultz             -      1,257          4,108           288              -
 4/17/02  La Mirada/Alondra                          -      1,749          5,044           359              -
  5/1/02  N.Richlnd Hls/Rufe Snow Dr                 -        632          6,337         1,939              -
  5/2/02  Parkville/E.Joppa                          -        898          4,306           124              -
 6/17/02  Waltham / Lexington St                     -      3,183          5,733           126              -
 6/30/02  Nashville / Charlotte                      -        876          2,004            89              -
  7/2/02  Mt Juliet / Lebonan Rd                     -        516          1,203            79              -
 7/14/02  Yorktown / George Washington               -        707          1,684            43              -
 7/22/02  Brea/E. Lambert & Clifwood Pk              -      2,114          3,555           140              -
  8/1/02  Bricktown/Route 70                         -      1,292          3,690            69              -
  8/1/02  Danvers / Newbury St.                      -      1,311          4,140           243              -
 8/15/02  Montclair / Holt Blvd.                     -        889          2,074           190              -
 8/21/02  Rockville Centre/Merrick Rd                -      3,693          6,990           262              -
 9/13/02  Lacey / Martin Way                         -      1,379          3,217            49              -
 9/13/02  Lakewood / Bridgeport                      -      1,286          3,000            75              -
 9/13/02  Kent / Pacific Highway                     -      1,839          4,291           115              -
 11/4/02  Scotch Plains /Route 22                    -      2,124          5,072            26              -
12/23/02  Snta Clarita/Viaprincssa                   -      2,508          3,008         3,275              -
 2/13/03  Pasadena / Ritchie Hwy                     -      2,253          4,218           (5)              -
 2/13/03  Malden / Eastern Ave                       -      3,212          2,739            26              -
 2/24/03  Miami / SW 137th Ave                       -      1,600          4,684         (303)              -
  3/3/03  Chantilly / Dulles South Court             -      2,190          4,314           (3)              -
  3/6/03  Medford / Mystic Ave                       -      3,886          4,982           (5)              -
 5/27/03  Castro Valley / Grove Way                  -      2,247          5,881           882              -
  8/2/03  Sacramento / E.Stockton Blvd               -        554          4,175             9              -
 8/13/03  Timonium / W. Padonia Road                 -      1,932          3,681            10              -
 8/21/03  Van Nuys / Sepulveda                       -      1,698          3,886           444              -




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 1/16/02  Novato / Rush Landing                     1,858      2,581      4,439           332
 1/16/02  Martinez / Arnold Dr                        847      5,417      6,264           663
 1/16/02  Charlotte/Cambridge                         836      3,907      4,743           494
 1/16/02  Rancho Cucamonga                            579      3,253      3,832           416
 1/16/02  Renton / Kent                               768      4,107      4,875           513
 1/16/02  Hawthorne / Goffle Rd                     2,414      4,910      7,324           594
  2/2/02  Nashua / Southwood Dr                     2,493      4,481      6,974           524
 2/15/02  Houston/Fm 1960 East                        859      2,059      2,918           252
  3/7/02  Baltimore / Russell Street                1,763      5,987      7,750           684
 3/11/02  Weymouth / Main St                        1,440      4,567      6,007           525
 3/28/02  Clinton / Branch Ave & Schultz            1,334      4,319      5,653           478
 4/17/02  La Mirada/Alondra                         1,856      5,296      7,152           547
  5/1/02  N.Richlnd Hls/Rufe Snow Dr                  632      8,276      8,908           733
  5/2/02  Parkville/E.Joppa                           898      4,430      5,328           478
 6/17/02  Waltham / Lexington St                    3,183      5,859      9,042           607
 6/30/02  Nashville / Charlotte                       876      2,093      2,969           232
  7/2/02  Mt Juliet / Lebonan Rd                      516      1,282      1,798           149
 7/14/02  Yorktown / George Washington                707      1,727      2,434           192
 7/22/02  Brea/E. Lambert & Clifwood Pk             2,114      3,695      5,809           373
  8/1/02  Bricktown/Route 70                        1,293      3,758      5,051           386
  8/1/02  Danvers / Newbury St.                     1,312      4,382      5,694           435
 8/15/02  Montclair / Holt Blvd.                      889      2,264      3,153           267
 8/21/02  Rockville Centre/Merrick Rd               3,693      7,252     10,945           694
 9/13/02  Lacey / Martin Way                        1,379      3,266      4,645            89
 9/13/02  Lakewood / Bridgeport                     1,286      3,075      4,361            91
 9/13/02  Kent / Pacific Highway                    1,839      4,406      6,245           126
 11/4/02  Scotch Plains /Route 22                   2,126      5,096      7,222           494
12/23/02  Snta Clarita/Viaprincssa                  2,508      6,283      8,791           377
 2/13/03  Pasadena / Ritchie Hwy                    2,253      4,213      6,466           324
 2/13/03  Malden / Eastern Ave                      3,212      2,765      5,977           202
 2/24/03  Miami / SW 137th Ave                      1,600      4,381      5,981           329
  3/3/03  Chantilly / Dulles South Court            2,190      4,311      6,501           293
  3/6/03  Medford / Mystic Ave                      3,886      4,977      8,863           334
 5/27/03  Castro Valley / Grove Way                 2,307      6,703      9,010           403
  8/2/03  Sacramento / E.Stockton Blvd                554      4,184      4,738           294
 8/13/03  Timonium / W. Padonia Road                1,932      3,691      5,623           225
 8/21/03  Van Nuys / Sepulveda                      1,699      4,329      6,028           153



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

  9/9/03  Westwood / East St                         -      3,267          5,013           236              -
 10/21/03 San Diego / Miramar Road                   -      2,244          6,653           624              -
 11/3/03  El Sobrante/San Pablo                      -      1,255          4,990           536              -
 11/6/03  Pearl City / Kamehameha Hwy                -      4,428          4,839           558              -
 12/23/03 Boston / Southampton Street                -      5,334          7,511           740              -
  1/9/04  Farmingville / Horseblock Road             -      1,919          4,420             1              -
 2/27/04  Salem / Goodhue St.                        -      1,544          6,160             2              -
 3/18/04  Seven Corners / Arlington Blvd.            -      6,087          7,553             1              -
 6/30/04  Marlton / Route 73                         -      1,753          5,195             2              -
  7/1/04  Long Island City/Northern Blvd.            -      4,876          7,610             1              -
  7/9/04  West Valley Cty/Redwood                    -        876          2,067             3              -
 7/12/04  Hicksville/E. Old Country Rd.              -      1,693          3,910             2              -
 7/15/04  Harwood/Ronald                             -      1,619          3,778             4              -
 9/24/04  E. Hanover/State Rt                        -      3,895          4,943             1              -
 10/14/04 Apple Valley/148th St                    830        591          1,375             2              -
 10/14/04 Blaine / Hwy 65 NE                     1,107        789          1,833             2              -
 10/14/04 Brooklyn Park / Lakeland Ave           1,980      1,411          3,278             3              -
 10/14/04 Brooklyn Park / Xylon Ave              1,571      1,120          2,601             3              -
 10/14/04 St Paul(Eagan)/Sibley Mem'l Hwy          864        615          1,431             2              -
 10/14/04 Maple Grove / Zachary Lane             1,875      1,337          3,105             3              -
 10/14/04 Minneapolis / Hiawatha Ave             2,076      1,480          3,437             4              -
 10/14/04 New Hope / 36th Ave                    1,869      1,332          3,094             3              -
 10/14/04 Rosemount / Chippendale Ave            1,213        864          2,008             3              -
 10/14/04 St Cloud/Franklin                        808        575          1,338             2              -
 10/14/04 Savage / W 128th St                    2,135      1,522          3,535             3              -
 10/14/04 Spring Lake Park/Hwy 65 NE             2,151      1,534          3,562             3              -
 10/14/04 St Paul / Terrace Court                1,574      1,122          2,606             3              -
 10/14/04 St Paul / Eaton St                     1,629      1,161          2,698             3              -
 10/14/04 St Paul-Hartzell / Wabash Ave              -      1,207          2,816             3              -
 10/14/04 West St Paul / Marie Ave               2,030      1,447          3,361             4              -
 10/14/04 Stillwater / Memorial Ave              2,341      1,669          3,876             4              -
 10/14/04 St Paul(VadnaisHts/Birch Lake Rd       1,302        928          2,157             2              -
 10/14/04 Woodbury / Hudson Road                 2,613      1,863          4,327             3              -
 10/14/04 Brown Deer / N Green Bay Rd            1,486      1,059          2,461             3              -
 10/14/04 Germantown / Spaten Court                852        607          1,411             2              -
 10/14/04 Milwaukee/ N 77th St                   1,741      1,241          2,882             3              -
 10/14/04 Milwaukee/ S 13th St                   2,082      1,484          3,446             4              -



                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

  9/9/03  Westwood / East St                        3,278      5,238      8,516           316
 10/21/03 San Diego / Miramar Road                  2,244      7,277      9,521           384
 11/3/03  El Sobrante/San Pablo                     1,257      5,524      6,781           275
 11/6/03  Pearl City / Kamehameha Hwy               4,534      5,291      9,825           266
 12/23/03 Boston / Southampton Street               5,345      8,240     13,585           333
  1/9/04  Farmingville / Horseblock Road            1,919      4,421      6,340           173
 2/27/04  Salem / Goodhue St.                       1,544      6,162      7,706           202
 3/18/04  Seven Corners / Arlington Blvd.           6,087      7,554     13,641           209
 6/30/04  Marlton / Route 73                        1,753      5,197      6,950           108
  7/1/04  Long Island City/Northern Blvd.           4,876      7,611     12,487           169
  7/9/04  West Valley Cty/Redwood                     876      2,070      2,946            35
 7/12/04  Hicksville/E. Old Country Rd.             1,693      3,912      5,605            65
 7/15/04  Harwood/Ronald                            1,619      3,782      5,401            64
 9/24/04  E. Hanover/State Rt                       3,895      4,944      8,839            46
 10/14/04 Apple Valley/148th St                       591      1,377      1,968             9
 10/14/04 Blaine / Hwy 65 NE                          789      1,835      2,624            12
 10/14/04 Brooklyn Park / Lakeland Ave              1,411      3,281      4,692            22
 10/14/04 Brooklyn Park / Xylon Ave                 1,120      2,604      3,724            17
 10/14/04 St Paul(Eagan)/Sibley Mem'l Hwy             615      1,433      2,048            10
 10/14/04 Maple Grove / Zachary Lane                1,337      3,108      4,445            21
 10/14/04 Minneapolis / Hiawatha Ave                1,480      3,441      4,921            23
 10/14/04 New Hope / 36th Ave                       1,332      3,097      4,429            21
 10/14/04 Rosemount / Chippendale Ave                 864      2,011      2,875            14
 10/14/04 St Cloud/Franklin                           575      1,340      1,915             9
 10/14/04 Savage / W 128th St                       1,522      3,538      5,060            24
 10/14/04 Spring Lake Park/Hwy 65 NE                1,534      3,565      5,099            24
 10/14/04 St Paul / Terrace Court                   1,122      2,609      3,731            17
 10/14/04 St Paul / Eaton St                        1,161      2,701      3,862            18
 10/14/04 St Paul-Hartzell / Wabash Ave             1,207      2,819      4,026            19
 10/14/04 West St Paul / Marie Ave                  1,447      3,365      4,812            22
 10/14/04 Stillwater / Memorial Ave                 1,669      3,880      5,549            26
 10/14/04 St Paul(VadnaisHts/Birch Lake Rd            928      2,159      3,087            15
 10/14/04 Woodbury / Hudson Road                    1,863      4,330      6,193            29
 10/14/04 Brown Deer / N Green Bay Rd               1,059      2,464      3,523            17
 10/14/04 Germantown / Spaten Court                   607      1,413      2,020            10
 10/14/04 Milwaukee/ N 77th St                      1,241      2,885      4,126            19
 10/14/04 Milwaukee/ S 13th St                      1,484      3,450      4,934            23



                                                                                                Adjustments
                                                              Initial Cost                     Resulting from
                                                        -------------------------    Costs    the Acquisition
   Date                                         Encumb-              Buildings &   Subsequent    of Minority
 Acquired            Description                rances     Land     Improvements to Acquisition   interests
---------------------------------------------------------------------------------------------------------------
                                                                (Dollar amounts in thousands)
                                             ------------------------------------------------------------------

 10/14/04 Oak Creek / S 27th St                  1,054        751          1,746             2              -
 10/14/04 Waukesha / Arcadian Ave                2,336      1,665          3,868             3              -
 10/14/04 West Allis / W Lincoln Ave             1,950      1,390          3,227             4              -
 10/14/04 Garland / O'Banion Rd                      -        606          1,414             3              -
 10/14/04 Grand Prairie/ Hwy360                      -        942          2,198             2              -
 10/14/04 Duncanville/N Duncnvill                    -      1,524          3,556             2              -
 10/14/04 Lancaster/ W Pleasant                      -        993          2,317             3              -
 10/14/04 Mesquite / Oates Dr                        -        937          2,186             2              -
 10/14/04 Dallas / E NW Hwy                          -        942          2,198             3              -
 11/24/04 Pompano Beach/E. Sample                4,690      1,608          3,754             3              -
 11/24/04 Davie / SW 41st St.                    6,110      2,467          5,758             3              -
 11/24/04 North Bay Village/Kennedy              6,846      3,275          7,644             2              -
 11/24/04 Miami / Biscayne Blvd                  6,825      3,538          8,258             2              -
 11/24/04 Miami Gardens/NW 57th St               6,679      2,706          6,316             4              -
 11/24/04 Tamarac/ N University Dr               6,473      2,580          6,022             4              -
 11/24/04 Miami / SW 31st Ave                   15,197     11,574         27,009             3              -
 11/24/04 Hialeah / W 20th Ave                       -      2,224          5,192             3              -
 11/24/04 Miami / SW 42nd St                         -      2,955          6,897             3              -
 11/24/04 Miami / SW 40th St                         -      2,933          6,844             4              -
 11/25/04 Carlsbad/CorteDelAbeto                     -      2,861          6,676             3              -

Other Properties

          Glendale/Western Avenue                    -      1,622          3,771        12,799              -
 12/13/99 Burlingame (Commercial & PUD)              -      4,043          9,434           209              -
 4/28/00  San Diego/Sorrento                         -      1,282          3,016           138              -
  6/1/98  Renton / Sw 39th St.                       -        725          2,196            24              -
 6/29/98  Pompano Bch/Center Port Circle             -        795          2,312           180              -
 12/30/99 Tamarac Parkway                            -      1,902          4,467         1,336              -
 12/29/00 Gardena                                    -      1,737          5,456            17              -
  4/2/02  Long Beach                                 -        887          6,251             -              -

          Construction in Progress                   -          -              -        47,277              -
          Land held for development                  -          -              -         8,883              -

                                             ------------------------------------------------------------------
                                               $95,919 $1,415,762     $3,315,302      $582,107       $253,739
                                             ==================================================================




                                                   Gross Carrying Amount
                                                    At December 31, 2004
   Date                                      ---------------------------------- Accumulated
 Acquired             Description                Land     Buildings    Total    Depreciation
----------------------------------------------------------------------------------------------
                                                     (Dollar amounts in thousands)
                                             -------------------------------------------------

 10/14/04 Oak Creek / S 27th St                       751      1,748      2,499            12
 10/14/04 Waukesha / Arcadian Ave                   1,665      3,871      5,536            26
 10/14/04 West Allis / W Lincoln Ave                1,390      3,231      4,621            22
 10/14/04 Garland / O'Banion Rd                       606      1,417      2,023             9
 10/14/04 Grand Prairie/ Hwy360                       942      2,200      3,142            15
 10/14/04 Duncanville/N Duncnvill                   1,524      3,558      5,082            24
 10/14/04 Lancaster/ W Pleasant                       993      2,320      3,313            15
 10/14/04 Mesquite / Oates Dr                         937      2,188      3,125            15
 10/14/04 Dallas / E NW Hwy                           942      2,201      3,143            15
 11/24/04 Pompano Beach/E. Sample                   1,608      3,757      5,365            12
 11/24/04 Davie / SW 41st St.                       2,467      5,761      8,228            19
 11/24/04 North Bay Village/Kennedy                 3,275      7,646     10,921            25
 11/24/04 Miami / Biscayne Blvd                     3,538      8,260     11,798            27
 11/24/04 Miami Gardens/NW 57th St                  2,706      6,320      9,026            21
 11/24/04 Tamarac/ N University Dr                  2,580      6,026      8,606            20
 11/24/04 Miami / SW 31st Ave                      11,574     27,012     38,586            88
 11/24/04 Hialeah / W 20th Ave                      2,224      5,195      7,419            18
 11/24/04 Miami / SW 42nd St                        2,955      6,900      9,855            23
 11/24/04 Miami / SW 40th St                        2,933      6,848      9,781            23
 11/25/04 Carlsbad/CorteDelAbeto                    2,861      6,679      9,540            23

Other Properties

          Glendale/Western Avenue                   1,615     16,577     18,192        16,020
 12/13/99 Burlingame (Commercial & PUD)             4,043      9,643     13,686         2,046
 4/28/00  San Diego/Sorrento                        1,024      3,412      4,436           778
  6/1/98  Renton / Sw 39th St.                        725      2,220      2,945           643
 6/29/98  Pompano Bch/Center Port Circle              795      2,492      3,287           767
 12/30/99 Tamarac Parkway                           1,890      5,815      7,705           888
 12/29/00 Gardena                                   1,737      5,473      7,210           960
  4/2/02  Long Beach                                  887      6,251      7,138         1,389

          Construction in Progress                      -     47,277     47,277             -
          Land held for development                 8,883          -      8,883             -

                                             -------------------------------------------------
                                               $1,440,031 $4,126,879 $5,566,910    $1,320,200
                                             =================================================
