Form 10-Q
period 2005-03-31
PUBLIC STORAGE INC /CA
filed 2005-05-10
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
             (Exact name of registrant as specified in its charter)

               California                               95-3551121
---------------------------------------- ---------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

701 Western Avenue, Glendale, California                91201-2349
----------------------------------------             --------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2005:

Common Stock, $.10 Par Value -  128,964,436 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,753,193 depositary shares (representing 8,753.193 shares of Equity Stock, Series A)

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares

                              PUBLIC STORAGE, INC.

                                      INDEX

                                                                          Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              March 31, 2005 and December 31, 2004                            1

           Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2005 and 2004                      2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Three Months Ended March 31, 2005                       3

           Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2005 and 2004              4

           Notes to Condensed Consolidated Financial Statements            5-33

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations               34-58

Item 2A.   Risk Factors                                                   58-62

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        63

Item 4.    Controls and Procedures                                           63

PART II.   OTHER INFORMATION (Items 3 through 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                 64

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       64

Item 6.    Exhibits                                                       65-74

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)



                                                                                          March 31,          December 31,
                                                                                            2005                 2004
                                                                                       ----------------    ---------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................           $     354,433       $     366,255
Real estate facilities, at cost:
   Land......................................................................               1,443,575           1,431,148
   Buildings.................................................................               4,115,256           4,079,602
                                                                                       ----------------    ---------------
                                                                                            5,558,831           5,510,750
   Accumulated depreciation..................................................              (1,364,593)         (1,320,200)
                                                                                       ----------------    ---------------
                                                                                            4,194,238          4,190,550
   Construction in process...................................................                  40,545             47,277
   Land held for development.................................................                   8,883              8,883
                                                                                       ----------------    ---------------
                                                                                            4,243,666          4,246,710

Investment in real estate entities...........................................                 331,256            341,304
Goodwill.....................................................................                  78,204             78,204
Intangible assets, net.......................................................                 103,034            104,685
Other assets.................................................................                  67,772             67,632
                                                                                       ----------------    ---------------
              Total assets...................................................           $   5,178,365       $  5,204,790
                                                                                       ================    ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................           $     117,168       $    129,519
Debt to joint venture partner................................................                  35,567             16,095
Preferred stock called for redemption........................................                  57,500             54,875
Accrued and other liabilities................................................                 139,449            145,431
                                                                                       ----------------    ---------------
         Total liabilities...................................................                 349,684            345,920
Minority interest:
   Preferred partnership interests...........................................                 225,000            310,000
   Other partnership interests...............................................                 116,454            118,903
Commitments and contingencies (Note 14)......................................                       -                  -
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,685,586 shares issued (in series) and outstanding, (3,980,186 at
     December 31, 2004) at liquidation preference............................               2,179,650          2,102,150

   Common Stock, $0.10 par value, 200,000,000 shares authorized 127,969,602 shares
     issued and outstanding (128,526,450 at December 31, 2004)...............                  12,797             12,853
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,753.193 shares issued and outstanding (8,776.102 at December 31, 2004)                       -                  -
   Paid-in capital...........................................................               2,444,833          2,457,568
   Cumulative net income.....................................................               2,829,284          2,732,873
   Cumulative distributions paid.............................................              (2,979,337)        (2,875,477)
                                                                                       ----------------    ---------------
         Total shareholders' equity..........................................               4,487,227          4,429,967
                                                                                       ----------------    ---------------
              Total liabilities and shareholders' equity.....................           $   5,178,365       $  5,204,790
                                                                                       ================    ===============


                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                 ----------------------------
                                                                                    2005            2004
                                                                                 -------------   ------------

Revenues:
     Rental income:
         Self-storage facilities.........................................        $   227,594     $   206,045
         Commercial properties...........................................              2,848           2,626
         Containerized storage facilities................................              3,837           4,806
     Tenant reinsurance premiums.........................................              5,916           5,963
     Interest and other income...........................................              3,555           1,357
                                                                                 -------------   ------------
                                                                                     243,750         220,797
                                                                                 -------------   ------------
Expenses:
     Cost of operations:
         Self-storage facilities.........................................             81,762          75,562
         Commercial properties...........................................              1,127           1,128
         Containerized storage facilities................................              2,742           2,774
         Tenant reinsurance..............................................              2,977           3,135
     Depreciation and amortization.......................................             47,976          46,433
     General and administrative..........................................              5,141           5,884
     Interest expense....................................................              1,663             100
                                                                                 -------------   ------------
                                                                                     143,388         135,016
                                                                                 -------------   ------------
Income from continuing operations before equity in earnings of real estate
   entities and minority interest in income..............................            100,362          85,781

Equity in earnings of real estate entities (Note 5)......................              5,678           4,057
Minority interest in income:
     Preferred partnership interests:
       Based on ongoing distributions....................................             (5,375)         (6,554)
       Special distribution and restructuring allocation (Note 9)........               (874)        (10,063)
     Other partnership interests.........................................             (4,395)         (4,003)
                                                                                 -------------   ------------
Income from continuing operations........................................             95,396          69,218
Discontinued operations (Note 3).........................................              1,015            (151)
                                                                                 -------------   ------------
Net income...............................................................        $    96,411     $    69,067
                                                                                 =============   ============
Net income allocation:
---------------------
     Allocable to preferred shareholders:
        Based on distributions paid......................................      $      40,413     $    38,042
        Based on redemptions of preferred stock..........................              1,904           3,723
     Allocable to Equity Stock, Series A.................................              5,375           5,375
     Allocable to common shareholders....................................             48,719          21,927
                                                                                 -------------   ------------
                                                                                 $    96,411     $    69,067
                                                                                 =============   ============
Per common share - basic and diluted
     Continuing operations...............................................        $      0.37     $     0.17
     Discontinued operations (Note 3)....................................               0.01              -
                                                                                 -------------   ------------
                                                                                 $      0.38     $     0.17
                                                                                 =============   ============
 Net income per depositary share of Equity Stock, Series A (basic and
 diluted)................................................................        $      0.61     $     0.61
                                                                                 =============   ============
Basic weighted average common shares outstanding.........................            128,586        127,182
                                                                                 =============   ============
Diluted weighted average common shares outstanding.......................            129,175        128,387
                                                                                 =============   ============
Weighted average shares of Equity Stock, Series A (basic and diluted)....              8,776          8,776
                                                                                 =============   ============


                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)


                                                                 Cumulative                                        Cumulative Net
                                                              Preferred Stock    Common Stock    Paid-in Capital       Income
                                                              ---------------    -------------   ---------------   ---------------

Balances at December 31, 2004.............................      $  2,102,150      $     12,853     $  2,457,568      $  2,732,873

Issuance of cumulative preferred stock:
   Series D (5,400 shares)..............................             135,000                 -           (4,453)                -

Redemption of cumulative preferred stock, including
redemption costs:
   Series F (2,300,000 shares)............................           (57,500)                -              (17)                -

Impact of EITF Topic D-42 on redemption of Series N and
Series O preferred units (Note 9).......................                   -                 -              874                 -

Issuance of common stock in connection with:
   Exercise of employee stock options (126,720 shares)....                 -                13            3,881                 -
   Vesting of restricted stock (4,317 shares) ............                 -                 -                -                 -

Stock based compensation expense (Note 12) ...............                 -                 -            1,071                 -

Repurchase of common stock (52,000 shares)................                 -                (5)          (2,966)                -

Stock distribution from unconsolidated real estate entities
(635,885 commonshares and 22,909 Equity Stock, Series A,
depositary shares) (Note 5)...............................                 -               (64)         (11,125)                -

Net income................................................                 -                 -                -            96,411

Cash distributions:
   Cumulative preferred stock (Note 10)...................                 -                 -                -                 -
   Equity Stock, Series A ($0.61 per depositary share)....                 -                 -                -                 -
   Common Stock ($0.45 per share).........................                 -                 -                -                 -
                                                              ---------------    -------------   ---------------   ---------------
Balances at March 31, 2005................................      $  2,179,650      $     12,797     $  2,444,833      $  2,829,284
                                                              ===============    =============   ===============   ===============


                                                                                      Total
                                                                  Cumulative      Shareholders'
                                                                Distributions         Equity
                                                                --------------    ---------------

Balances at December 31, 2004.............................       $ (2,875,477)     $  4,429,967

Issuance of cumulative preferred stock:
   Series D (5,400 shares)..............................                    -           130,547

Redemption of cumulative preferred stock, including
redemption costs:
   Series F (2,300,000 shares)............................                  -           (57,517)

Impact of EITF Topic D-42 on redemption of Series N and
Series O preferred units (Note 9).......................                    -               874

Issuance of common stock in connection with:
   Exercise of employee stock options (126,720 shares)....                  -             3,894
   Vesting of restricted stock (4,317 shares) ............                  -                 -

Stock based compensation expense (Note 12) ...............                  -             1,071

Repurchase of common stock (52,000 shares)................                  -            (2,971)

Stock distribution from unconsolidated real estate entities
(635,885 common shares and 22,909 Equity Stock, Series A,
depositary shares) (Note 5)...............................                  -           (11,189)

Net income................................................                  -            96,411

Cash distributions:
   Cumulative preferred stock (Note 10)...................            (40,413)          (40,413)
   Equity Stock, Series A ($0.61 per depositary share)....             (5,375)           (5,375)
   Common Stock ($0.45 per share).........................            (58,072)          (58,072)
                                                                --------------    ---------------
Balances at March 31, 2005................................       $ (2,979,337)     $  4,487,227
                                                                ==============    ===============


                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                   -------------------------------------
                                                                                         2005                 2004
                                                                                   ----------------     ----------------
Cash flows from operating activities:
  Net income..............................................................         $       96,411       $       69,067
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss/(Gain) on sale of assets and impact of EITF Topic D-42 included in
       equity in earnings of real estate entities (Note 5)................                 (1,265)                 943
     Depreciation and amortization........................................                 47,976               46,433
     Depreciation included in equity in earnings of real estate entities..                  8,685                8,275
     Minority interest in income..........................................                 10,644               20,620
     Depreciation and other adjustments associated with discontinued
       operations (Note 3) ...............................................                   (728)                (584)
     Other................................................................                 (3,903)               1,875
                                                                                   ----------------     ----------------
              Total adjustments...........................................                 61,409               77,562
                                                                                   ----------------     ----------------
                  Net cash provided by operating activities...............                157,820              146,629
                                                                                   ----------------     ----------------
Cash flows from investing activities:
     Payments on notes receivable, primarily from affiliate..............                      4              100,022
     Capital improvements to real estate facilities.......................                 (6,806)              (2,705)
     Net liquidation (acquisition) of investments included in other assets                 (2,168)                 298
     Construction in process..............................................                 (9,254)             (19,119)
     Acquisition of minority interests (Note 9)...........................                 (4,366)                   -
     Acquisition of real estate facilities................................                (23,751)                   -
     Acquisition of investments in real estate entities...................                 (8,561)              (8,261)
     Other investments....................................................                   (188)                (701)
                                                                                   ----------------     ----------------
                  Net cash (used in) provided by investing activities.....                (55,090)              69,534
                                                                                   ----------------     ----------------
Cash flows from financing activities:
     Principal payments on notes payable..................................                (12,076)             (26,717)
     Net proceeds from the issuance of common stock.......................                  3,894               20,342
     Net proceeds from the issuance of preferred stock....................                130,547              259,933
     Net proceeds from financing through joint venture (Note 8)...........                 19,197                    -
     Repurchase of common stock...........................................                 (2,971)              (3,967)
     Redemption of preferred units........................................                (85,000)                   -
     Redemption of preferred stock........................................                (54,892)            (230,021)
     Distributions paid to shareholders...................................               (103,860)            (100,765)
     Distributions paid to holders of preferred partnership interests.....                 (5,375)              (6,554)
     Special distribution paid to holders of preferred partnership interests
       (Note 9)...........................................................                      -               (8,000)
     Distributions paid to minority interests, net of reinvestments.......                 (4,016)              (5,612)
                                                                                   ----------------     ----------------
                  Net cash used in financing activities...................               (114,552)            (101,361)
                                                                                   ----------------     ----------------
Net (decrease) increase in cash and cash equivalents......................                (11,822)             114,802
Cash and cash equivalents at the beginning of the period..................                366,255              204,833
                                                                                   ----------------     ----------------
Cash and cash equivalents at the end of the period........................         $      354,433       $      319,635
                                                                                   ================     ================
Supplemental schedule of non-cash investing and financial activities:
     Retirement of common stock and Equity stock, Series A, received as a distribution from affiliated entities (Note 5):
       Common stock.......................................................         $          (64)     $             -
       Additional paid-in capital.........................................                (11,125)                   -
       Investment in real estate entities.................................                 11,189                    -


                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

              We invest in real estate facilities by acquiring facilities directly or by acquiring interest in real estate entities that own facilities. At March 31, 2005, we had direct and indirect equity interests in 1,471 self-storage facilities with 89.9 million net rentable square feet located in 37 states operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 19.5 million net rentable square feet of commercial and industrial space located in 10 states.

2.       Summary of Significant Accounting Policies
         ------------------------------------------
     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

              The condensed consolidated financial statements include the accounts of the Company and 37 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,440 real estate facilities, consisting of 1,433 self-storage facilities, three industrial facilities used by the containerized storage operations and four commercial properties. All intercompany transactions among the Company and the Consolidated Entities are eliminated in consolidation.

              At March 31, 2005, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 38 self-storage facilities, which are managed by the Company. In addition, at March 31, 2005, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 17.9 million net rentable square feet of commercial space at March 31, 2005. We do not control these entities; accordingly, our investment in these limited partnerships and PSB (collectively, the "Unconsolidated Entities") are accounted for using the equity method.

              Certain  amounts  previously  reported have been  reclassified  to
     conform  to  the  March  31,  2005  presentation,   including  discontinued
     operations (see Note 3).

     Use of Estimates
     ----------------

              The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2005 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

              For purposes of financial statement presentation, we consider all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other financial instruments included in other assets, and accrued and other liabilities, the carrying values as presented on the condensed consolidated balance sheets are reasonable estimates of fair value. The carrying amounts of notes payable approximate fair value because the aggregate applicable interest rate approximates current market rates for similar loans and because the relatively short time until maturity reduces the effect of differing interest rates.

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

              Included in cash and cash equivalents at March 31, 2005 is $4,481,000 ($1,984,000 at December 31, 2004) cash held by the Company's captive insurance programs. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Our captive insurance programs are conducted by STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company and its affiliates, which is approximately 90.1% owned by the Company and the Consolidated Entities, and PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a captive insurer formed on December 31, 2004 which is wholly owned by a subsidiary of the Company. Other assets at March 31, 2005 include aggregate investments totaling $23,097,000 ($20,929,000 at December 31, 2004) in held to maturity debt securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair value.

                             PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

     Real Estate Facilities
     ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally from 5 to 25 years.

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

              During the year ended December 31, 2004, the Acquisition Joint Venture acquired two facilities directly from third parties at an aggregate cost of $9,086,000. We account for our investment with respect to these facilities using the equity method, with our pro rata share of the income from these facilities recorded as "Equity in earnings of real estate entities" on our income statement. See Note 5 for further discussion of these amounts.

              In addition, in December 2004, we sold seven facilities that we recently acquired to the Acquisition Joint Venture for an aggregate cost of $22,993,000 representing our original cost. During the first quarter of 2005, we sold an interest in three additional facilities that we had acquired in 2004 for an aggregate of $27,424,000, representing the Acquisition Joint Venture's acquired share of our original cost. Due to our continuing interest in these facilities and our option to acquire our Partner's investment as described above in Year five we are precluded from treating these transactions as completed sales of facilities pursuant to Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Therefore, we continue to reflect these properties and associated operations on our condensed consolidated financial statements.

              We believe that it is likely that we will exercise our option to acquire our joint venture partner's interest and, accordingly, we consider the transactions to be, in substance, debt financing. Our joint venture partner's 70% investment in the Acquisition Joint Venture with respect to the ten properties is therefore reflected as a liability on our condensed consolidated balance sheet, "Debt to Joint Venture Partner," with our joint venture partner's share of operations (an 8.5% return on their investment) reflected on our condensed consolidated income statement as interest expense. The balance of the liability is adjusted each period to equal the current value to the extent fair value exceeds the original liability. No such adjustment was required at March 31, 2005. See Note 8 for a further discussion of these debt amounts.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

     Evaluation of Asset Impairment
     ------------------------------

              With respect to goodwill, we evaluate impairment annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluation at December 31, 2004.

              With respect to other long-lived assets, we evaluate such assets on a quarterly basis. We first evaluate these assets for indications of impairment such as a) a significant decrease in the market price of a long-lived asset, b) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the long-lived asset, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition or construction of the long-lived asset, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, we compare the carrying value of these assets to the future estimated undiscounted cash flows attributable to these assets. If the asset's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the asset's fair value.

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No additional impairments were identified from our evaluations as of March 31, 2005.

     Accounting for Stock-Based Compensation
     ---------------------------------------

              We utilize the Fair Value Method (as defined in Note 12) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (as defined in Note 12) for employee stock options issued prior to January 1, 2002. Restricted Stock Unit expense is recorded over the relevant vesting period. See Note 12 for a full discussion of our accounting policies with respect to employee stock options and restricted stock units.

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

              Containers and equipment utilized in our containerized storage business totaled $2,827,000 at March 31, 2005 ($4,395,000 at December 31,
     2004). The carrying amounts are net of accumulated depreciation and asset impairment charges. No impairment charges we recorded during the three months ended March 31, 2005 with respect to containers and equipment utilized in the discontinued containerized storage operations.

              Included in depreciation and amortization expense for the three months ended March 31, 2005 is $1,961,000 related to other assets, as compared to $1,835,000 for the same period in 2004. Included in discontinued operations for the three months ended March 31, 2004 is depreciation expense of $279,000 with respect to other assets (none for the same period in 2005).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              Other assets at March 31, 2005 include aggregate investments totaling $23,097,000 ($20,929,000 at December 31, 2004) in held to maturity debt securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair market value.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, prepayments of rents, accrued interest, and losses and loss adjustment liabilities from our insurance programs, as discussed below. Prepaid rent totals $26,483,000 and $26,289,000 at March 31, 2005 and December 31, 2004, respectively.

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

              STOR-Re, which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PSIC-H with respect to these insurance activities for policy periods following March 31, 2004. The Company also utilizes other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 14. STOR-Re and PSIC-H accrue liabilities for estimated covered losses and loss adjustment expense, which at March 31, 2005 totaled $37,454,000 ($34,192,000 at
     December 31, 2004) with respect to insurance provided to the Company and its affiliates.

              PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to March 31, 2004. PSIC-H succeeded PSIC with respect to these tenant insurance activities effective April 1, 2004, and these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant insurance operations. We recorded approximately $1.5 million in accrued losses from insured tenant claims as a result of damage sustained in hurricanes which occurred in the third quarter of 2004. The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $4,739,000 at March 31, 2005 ($4,898,000 at December 31, 2004), which includes the unpaid portion of the aforementioned $1.5 million in accrued losses.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              Goodwill is net of accumulated amortization of $16,515,000 at March 31, 2005 and December 31, 2004. At March 31, 2005, property management contracts are net of accumulated amortization of $61,966,000 ($60,315,000 at December 31, 2004). Included in depreciation and amortization expense for each of the three month periods ended March 31, 2005 and 2004 is $1,651,000, respectively, with respect to the amortization of property management contracts.

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

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year. Television, yellow page, and other advertising expense totaled $7,571,000 and $6,844,000 for the three months ended March 31, 2005 and 2004, respectively.

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

     Net Income per Common Share
     ---------------------------

              Distributions paid to the holders of our Cumulative Preferred Stock totaled $40,413,000 and $38,042,000 for the three months ended March 31, 2005 and 2004, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

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

              In conformity with the SEC Observer's clarification, an additional $1,904,000 and $3,723,000 was allocated to preferred stockholders for the three months ended March 31, 2005 and 2004, respectively, for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock. It is our policy to record such allocations at the time the securities are called for redemption.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A, was allocated net income of $5,375,000 for each of the three months ended March 31, 2005 and 2004. The remaining $48,719,000 and $21,927,000 for the three months ended March 31, 2005 and 2004, respectively, was allocated to the regular common shareholders.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities as described in Note 10 for the three months ended March 31, 2005 and 2004, as these shares of common stock are eliminated in consolidation.

3.       Discontinued Operations
         ------------------------

              We segregate all of our disposed components that have operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              During 2002, 2003, and 2004, we have closed a total of 43 containerized storage facilities that were determined to be non-strategic (the "Closed Facilities"). As the decision was made to close each facility, the related assets were evaluated for recoverability and asset impairment charges were recorded for the excess of these assets' net book value over their fair value (less costs to sell), determined based upon recent selling prices for similar assets. No asset impairment charges were recorded for either of the three month periods ended March 31, 2005 or 2004. However, other shutdown costs related to the termination of a lease obligation was recorded for the three months ended March 31, 2004 in the amount of $169,000 (none for the same period in 2005).

              In the first quarter of 2005, we sold the non-real estate assets of six of the Closed Facilities, resulting in a gain on sale of approximately $1,143,000.

              During the fourth quarter of 2004, we sold a commercial property (the "Sold Commercial Facility") to a third party and recorded a gain on sale of $971,000. The historical operating results of this facility are reported as discontinued operations, and are presented in the table below as the "Sold Commercial Facility."

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              The following table summarizes the historical operations of the Closed Facilities and the Sold Commercial Facility:

Discontinued Operations:
                                         Three Months Ended March 31,
                                       ------------------------------------
                                          2005        2004        Change
                                       ----------  ---------   ------------
                                            (Amounts in thousands)
Rental income (a):
  Closed Facilities...............      $    95      $2,602      $ (2,507)
  Sold Commercial Facility........            -          69           (69)
                                       ----------  ---------   ------------
Total rental income...............           95       2,671        (2,576)
                                       ----------  ---------   ------------
Cost of operations (a):
  Closed Facilities...............          194       2,225        (2,031)
  Sold Commercial Facility........            -          13           (13)
                                       ----------  ---------   ------------
Total cost of operations..........          194       2,238        (2,044)
                                       ----------  ---------   ------------
Depreciation expense (a):
  Closed Facilities...............           29         390          (361)
  Sold Commercial Facility........            -          25           (25)
                                       ----------  ---------   ------------
Total depreciation ...............           29         415          (386)
                                       ----------  ---------   ------------
Other items (b)...................        1,143        (169)        1,312
                                       ----------  ---------   ------------
Net discontinued operations (c)...      $ 1,015      $ (151)    $   1,166
                                       ==========  =========   ============

(a) These amounts represent the historical operations of the Closed Facilities and the Sold Commercial Facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) During the quarter ended March 31, 2005, assets of the Closed Facilities were sold, resulting in a gain on sale of approximately $1,143,000. Lease termination costs for the three months ended March 31, 2004 were $169,000 with respect to the Closed Facilities.

(c) Earnings per share for the three months ended March 31, 2005 were increased by $0.01 per share (no impact for the three months ended March 31, 2004) due to the impact from discontinued operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

4.       Real Estate Facilities
         ----------------------
              Activity in real estate facilities is as follows:

                                                              Three Months Ended
                                                                March 31, 2005
                                                                (In thousands)
                                                              ------------------
Operating facilities, at cost:
   Balance at December 31, 2004........................        $    5,510,750
   Newly developed facilities opened for operations....                15,986
   Acquisition of real estate facilities...............                23,751
   Acquisition of minority interest (Note 9)...........                 1,538
   Capital improvements................................                 6,806
                                                              ------------------
   Balance at March 31, 2005...........................             5,558,831
                                                              ------------------
Accumulated depreciation:
   Balance at December 31, 2004........................            (1,320,200)
   Additions during the year...........................               (44,393)
                                                              ------------------
   Balance at March 31, 2005...........................            (1,364,593)
                                                              ------------------
Construction in process:
   Balance at December 31, 2004........................                47,277
   Current development.................................                 9,254
   Newly developed facilities opened for operations....               (15,986)
                                                              ------------------
   Balance at March 31, 2005...........................                40,545
                                                              ------------------

Land held for development:
   Balance at December 31, 2004 and March 31, 2005.....                 8,883
                                                              ------------------
Total real estate facilities at March 31, 2005.........        $    4,243,666
                                                              ==================

              During the three months ended March 31, 2005, we opened one newly developed self-storage facility (51,000 net rentable square feet) for an aggregate cost of $4,252,000. We also completed projects to convert 47,000 square feet of space previously used by our containerized storage business into 66,000 net rentable square feet of self-storage space for an aggregate cost of $1,901,000. In addition, we completed two expansion projects to existing self-storage facilities adding 83,000 net rentable square feet, and we recorded adjustments of accruals for development costs with respect to development projects completed in prior years, for an aggregate net cost of $9,833,000.

              In addition, during the three months ended March 31, 2005, we acquired six self-storage facilities from third parties at an aggregate cost of $23,751,000 (391,000 net rentable square feet).

              Construction in process at March 31, 2005 consists primarily of eight self-storage facilities (614,000 net rentable square feet) and 37 expansion projects and various remodeling projects to enhance the visual and structural appeal of existing self-storage facilities (2,294,000 net rentable square feet). In addition, we have five parcels of land held for development with total costs of approximately $8,883,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three months ended March 31, 2005 and 2004 was $665,000 and $1,125,000, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

5.       Investment in Real Estate Entities
         ----------------------------------

              At March 31, 2005, our investments in real estate entities consist of ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              For the three months ended March 31, 2005, we recognized earnings from our investments of $5,678,000 as compared to $4,057,000 for the same period in 2004. For the three months ended March 31, 2004, equity in earnings includes a reduction of $943,000 for our net pro rata share of PSB's application of EITF Topic D-42, and the three months ended March 31, 2005 includes an increase of $1,265,000 for our pro rata share of PSB's gain on sale of real estate assets. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

              We received cash distributions from our investments for the three months ended March 31, 2005 and 2004, in the amount of $4,537,000 and $5,014,000, respectively. In addition, during the quarter ended March 31, 2005, we received a distribution from affiliated entities of 635,885 shares of our common stock and 22,909 depositary shares of our Equity Stock, Series A, with an aggregate book value of $11,189,000. These securities were retired.

              The following table sets forth our investments in real estate entities at March 31, 2005 and December 31, 2004, and our equity in earnings of real estate entities for the three months ended March 31, 2005 and 2004 (amounts in thousands):


                                                                                     Equity in Earnings of Real
                                                   Investments in Real Estate          Estate Entities for the
                                                           Entities at              Three Months Ended March 31,
                                                ---------------------------------   ----------------------------
                                                   March 31,        December 31,
                                                     2005               2004             2005           2004
                                                -------------     ---------------   -------------    -----------
               PSB (a).......................   $   285,083        $   284,564       $     4,209     $     2,524
               Acquisition Joint Venture  (b)         2,784              2,857               (15)              -
               Other Investments ............        43,389             53,883             1,484           1,533
                                                -------------     ---------------   -------------    -----------
                 Total.......................   $   331,256        $   341,304       $     5,678     $     4,057
                                                =============     ===============   =============    ===========



(a) Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata impact from these items resulted in an increase of equity in earnings of $1,265,000 for the three months ended March 31, 2005, as compared to a decrease in equity in earnings of $943,000 for the three months ended March 31, 2004.


(b) In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties. The venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. Through March 31, 2005, the joint venture had acquired two facilities at an aggregate cost of $9,086,000 directly from third parties. We account for these two facilities on the equity method of accounting; see also
         Note 2 for further discussion of our accounting for this joint venture partnership.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

     Investment in PS Business Parks, Inc.
     -------------------------------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of March 31, 2005. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both March 31, 2005 and December 31, 2004; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at March 31, 2005 ($40.30 per share of PSB common stock), the shares and units had a market value of approximately $512.8 million as compared to a book value of $285.1 million.

              At March 31, 2005, PSB wholly owned approximately 17.9 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for each of the three month periods ended March 31, 2005 and 2004 (as restated for discontinued operations), and the condensed balance sheets of PSB at March 31, 2005 and December 31, 2004. The amounts below represent 100% of PSB's balances and not our pro rata share.



                                                            Three Months Ended March 31,
                                                         -----------------------------------
                                                               2005               2004
                                                         ----------------    ---------------
                                                             (Amounts in thousands)
   Total revenue....................................     $       55,886      $       53,765
   Cost of operations and other operating expenses..            (17,826)            (17,207)
   Other income and expense.........................                116              (1,239)
   Depreciation and amortization....................            (19,016)            (17,404)
   Discontinued operations (a)......................              3,079                 550
   Minority interest................................             (5,146)             (6,482)
                                                         ----------------    ---------------
     Net income.....................................     $       17,093      $       11,983
                                                         ================    ===============



                                                             March 31,         December 31,
                                                               2005                2004
                                                         ---------------     ---------------
                                                               (Amounts in thousands)
   Total assets (primarily real estate).............     $    1,365,528      $    1,363,829
   Total debt.......................................             11,265              11,367
   Other liabilities................................             37,326              38,453
   Preferred equity and preferred minority interest.            638,600             638,600
   Common equity and common minority interest.......            678,337             675,409


(a) Included in discontinued operations for the three months ended March 31, 2005 is a net gain on disposition of real estate of $2,914,000 (none for the same period in 2004).


     Acquisition Joint Venture
     -------------------------


              As described more fully under "Accounting for Acquisition Joint Venture" in Note 2, we formed a partnership (the "Acquisition Joint Venture") in January 2004 for the purpose of acquiring up to $125 million in existing self-storage facilities from third parties. Through December 31, 2004, the Acquisition Joint Venture had acquired two self-storage facilities directly from third parties at an aggregate cost of $9,086,000, of which our joint venture share was $2,930,000. Our investment in these two facilities is accounted for using the equity method of accounting. In December 2004, we sold seven facilities to the Acquisition Joint Venture as well as interest in three facilities in the first quarter of 2005. Our accounting for these 10 facilities is described in Note 2.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              The following table sets forth certain condensed financial information (representing 100% of this entity's balances and not our pro rata share) with respect to the two self-storage facilities acquired by the Acquisition Joint Venture that we account for using the equity method of accounting:


                                                              Three Months Ended
                                                                March 31, 2005
                                                              ------------------
                                                                  (Amounts in
                                                                   thousands)
   Total revenue........................................      $          305
   Cost of operations and other expenses................                (120)
   Depreciation and amortization........................                 (66)
                                                              ------------------
     Net income.........................................      $          119
                                                              ==================



                                                                At March 31,      At December 31,
                                                                   2005                2004
                                                              ---------------    ----------------
                                                                    (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $        9,010      $     9,168
   Liabilities..........................................                  97               11
   Partners' equity.....................................               8,913            9,157


     Other Investments
     -----------------

              The Other Investments consist primarily of an average approximately 41% common equity ownership during the three months ended March 31, 2005 and 2004, in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities.

              The  following  table  sets  forth  certain  condensed   financial
     information (representing 100% of these entities' balances and not our pro rata share) with respect to Other Investments:


                                                                 Three Months Ended March 31,
                                                              -----------------------------------
                                                                    2005               2004
                                                              ----------------    ---------------
                                                                  (Amounts in thousands)
   Total revenue........................................      $        7,173      $        6,855
   Cost of operations and other expenses................              (2,508)             (2,184)
   Depreciation and amortization........................                (489)               (578)
                                                              ----------------    ---------------
     Net income.........................................      $        4,176      $        4,093
                                                              ================    ===============



                                                                March 31,       December 31,
                                                                  2005             2004
                                                              ----------------  ------------
                                                                  (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       52,792    $    58,124
   Other liabilities....................................               1,860          1,853
   Partners' equity.....................................              50,932         56,271


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

6.       Revolving Line of Credit
         ------------------------

              We have a revolving line of credit (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $200 million, that has a maturity date of April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum).

              The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at March 31, 2005.

              At March 31, 2005 and May 6, 2005, we had undrawn standby letters of credit totaling $18,693,000. The beneficiaries of these standby letters of credit were certain insurance companies associated with our captive insurance and tenant insurance activities. At March 31, 2005 and at May 6, 2005, we had no outstanding borrowings on our line of credit.

7.       Notes Payable
         -------------

              Notes payable at March 31, 2005 and December 31, 2004 consist of the following:


                                                                         Carrying Amount
                                                                 -------------------------------
                                                                   March 31,       December 31,
                                                                     2005             2004
                                                                 -------------     -------------
                                                                     (Amounts in thousands)
Unsecured senior notes:
  7.66% note due January 2007.............................       $     22,400      $     33,600

Mortgage notes payable:
  7.134% and 8.75% mortgage notes secured by two real
  estate facilities with a net book value of $11.1 million,
  principal and interest payable monthly, dueat varying dates
  betweenOctober 2009 and September 2028..................              1,590             1,629

  5.05% mortgage notes (including note premium of $2.4 million)
  secured by 25 real estate facilities with a net book value of $97.6 million, principal and interest due monthly,  due at
  varying dates  between  October 2010 and May 2023 ......             40,730            41,470

  5.25% mortgage notes (including note premium of $4.0 million)
  secured by seven real estate facilities with a net book value of $91.7 million, principal and interest due monthly, due at
  varying dates between June 2011 and July 2013 ..........             52,448            52,820
                                                                 -------------     -------------
         Total notes payable..............................        $   117,168       $   129,519
                                                                 =============     =============


              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at March 31, 2005.

              We assumed the 5.05% and 5.25% mortgage notes in connection with property acquisitions in 2004. The stated interest rates on the notes range from 5.4% to 8.1% with a weighted average of approximately 6.65%. The notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of 5.05% and 5.25%, an aggregate of approximately $94,693,000, as compared to actual assumed balances aggregating approximately $88,247,000. This premium of approximately $6,446,000 over the principal balance of the notes payable is amortized over the remaining term of the loans based upon the effective interest method. During the three months ended March 31, 2005, $327,000 of the premium was amortized.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              At March 31, 2005, approximate principal maturities of notes payable are as follows:

                               Unsecured
                              Senior Notes       Mortgage Notes       Total
                             ---------------    ---------------     ----------
                                           (Amounts in thousands)
2005 (remainder of).......... $          -       $      3,155        $   3,155
2006.........................       11,200              4,539           15,739
2007.........................       11,200              4,783           15,983
2008.........................            -              5,034            5,034
2009.........................            -              5,213            5,213
Thereafter...................            -             72,044           72,044
                             ---------------    ---------------     ----------
                              $     22,400         $   94,768        $ 117,168
                             ===============    ===============     ==========
Weighted average rate........        7.7%               5.2%              5.7%
                             ===============    ===============     ==========

8.       Debt to Joint Venture Partner
         -----------------------------

              On December 31, 2004, we sold seven self-storage facilities that we had acquired in 2004 from third parties to our Acquisition Joint Venture for $22,993,000, an amount that was equal to fair value and our cost. During the quarter ended March 31, 2005, we sold an interest in three additional facilities for an aggregate amount of $27,424,000, an amount equal to the acquired pro rata share of cost and market value. As described more fully in Note 2, we accounted for the sale of these seven facilities as financing transactions pursuant to SFAS 66. As a result, the fair value of our joint venture partner's interest in these facilities ($35,567,000 at March 31, 2005 and $16,095,000 at December 31, 2004) is accounted for as debt on our condensed consolidated balance sheets. Our partner's pro rata share of net earnings with respect to these properties (an 8.5% return on their investment) is recorded as interest expense on our condensed consolidated income statement.

              We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

              Interest accrued on the debt to joint venture partner during the three months ended March 31, 2005 was $671,000 and interest paid was $397,000.

9.       Minority Interest
         -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the condensed consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

     Preferred Partnership Interests
     -------------------------------

              The following table summarizes the preferred partnership units outstanding at March 31, 2005 and December 31, 2004:


                                                          At March 31, 2005             At December 31, 2004
                     Earliest        Distribution       Units          Carrying         Units        Carrying
    Series      Redemption Date (a)      Rate        Outstanding        Amount       Outstanding      Amount
--------------  -------------------  ------------   -------------    ------------   -------------   -----------
                                                                      (Amounts in thousands)
Series N......   March 17, 2005 (b)       9.500%               -       $       -           1,600     $   40,000
Series NN.....   March 17, 2010           6.400%           8,000          200,000          8,000        200,000
Series O......   March 29, 2005 (b)       9.125%               -                -          1,800         45,000
Series Z......   October 12, 2009         6.250%           1,000           25,000          1,000         25,000
                                                    -------------    ------------   -------------   -----------
Total                                                      9,000       $ 225,000          12,400     $  310,000


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

(b) On March 17, 2005 we redeemed all outstanding Series N Preferred Units ($40,000,000) and on March 29, 2005, we redeemed all outstanding Series O Preferred Units ($45,000,000), at their carrying amount plus accrued distributions.

              Income allocated to the preferred minority interests totaled $6,249,000 and $16,617,000 for the three months ended March 31, 2005 and 2004, respectively, comprised of distributions paid and the allocation of income resulting from the application of EITF Topic D-42.

              On March 17, 2005, we redeemed all outstanding 9.5% Series N Preferred Units ($40,000,000) and on March 29, 2005 we redeemed all outstanding 9.125% Series O Preferred Units ($45,000,000), for their face value plus accrued distributions, for cash.

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

              The redemption of these Preferred Units resulted in an increase in income allocated to minority interests and a reduction to the Company's net income for the three months ended March 31, 2005 of $874,000 as a result of the application of the SEC's clarification of EITF Topic D-42 which allocates the excess of the stated amount of the preferred units over their carrying amount to the holders of the redeemed securities. During the first quarter of 2004, income allocated to minority interests was increased by $10,063,000 from (1) the special distribution to the holders of the preferred units ($8,000,000) and (2) the application of the SEC's clarification of EITF Topic D-42 ($2,063,000).

              Subject to certain conditions, the Series NN preferred units are convertible into shares of our 6.4% Series NN Cumulative Preferred Stock and the Series Z preferred units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

     Other Partnership Interests
     ---------------------------

              Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following table sets forth the minority interests at March 31, 2005 and December 31, 2004 as well as the income allocated to minority interests for the three months ended March 31, 2005 and 2004 with respect to the other partnership interests (amounts in thousands):


                                                                                    Minority Interests in Income
                                                 Minority Interest at                for the Three Months Ended
                                            ----------------------------          --------------------------------
                                             March 31,       December 31,           March 31,         March 31,
               Description                     2005              2004                  2005              2004
------------------------------------------  ------------    ------------          --------------     -------------

Consolidated Development Joint Venture...    $   63,403      $    64,297           $     1,568      $       957
Convertible Partnership Units...........          6,143            6,160                    90               40
Other  minority   interests  acquired  in
 2004 and the first quarter of 2005.......            -            2,828                     -              497
Other consolidated partnerships..........        46,908           45,618                 2,737            2,509
                                            ------------    ------------          --------------     -------------
Total other partnership interests........    $  116,454      $   118,903           $     4,395      $      4,003
                                            ============    ============          ==============     =============



              Distributions paid to minority interests with respect to the other partnership interests for the three months ended March 31, 2005 and 2004 were $4,016,000 and $5,612,000, respectively.

     Consolidated Development Joint Venture
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner ("PSAC Storage Investors, LLC") whose partners include a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), to develop approximately $100 million of self-storage facilities and to purchase $100 million of our Equity Stock, Series AAA (see Note 10). At March 31, 2005, the Consolidated Development Joint Venture was fully committed having completed construction on 22 self-storage facilities for a total cost of $108.6 million.

              The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from us and 49% from PSAC Storage Investors, LLC. The accounts of the Consolidated Development Joint Venture are included in our condensed consolidated financial statements. The accounts of PSAC Storage Investors, LLC are not included in the our condensed consolidated financial statements, we have no ownership interest in this entity. Minority interests primarily represent the total contributions received from PSAC Storage Investors combined with the accumulated net income allocated to PSAC Storage Investors, LLC, net of cumulative distributions. The amounts included in our financial statements with respect to the minority interest in the Consolidated Development Joint Venture are denoted in the tables above.

              The term of the Consolidated Development Joint Venture is 15 years; however, during the sixth year (2005) PSAC Storage Investors, LLC has the right to cause an early termination of the partnership. If PSAC Storage Investors, LLC exercises this right, we then have the option, but not the obligation, to acquire their interest for an amount that will allow them to receive an annual return of 10.75%. If we do not exercise our option to acquire PSAC Storage Investors, LLC's interest, the partnership's assets will be sold to third parties and the proceeds distributed to PSAC Storage Investors, LLC, and us, in accordance with the partnership agreement. If PSAC Storage Investors, LLC does not exercise its right to early termination during the sixth year, the partnership will be liquidated 15 years after its formation with the assets sold to third parties and the proceeds distributed PSAC Storage Investors, LLC, and us, in accordance with the partnership agreement.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at March 31,
     2005). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). If PSAC Storage Investors, LLC does not elect to cause an early termination, Mr. Hughes' 1% interest in residual cash flow can increase to 10%.

              In consolidation, the Equity Stock, Series AAA, owned by the joint venture and the related dividend income has been eliminated. Minority interests primarily represent the total contributions received from PSAC Storage Investors, LLC combined with the accumulated net income allocated to PSAC Storage Investors, LLC, net of cumulative distributions.

     Convertible Partnership Units
     -----------------------------

              As  of  March  31,  2005  and  December  31,  2004,   one  of  the
     Consolidated Entities had approximately 237,935 convertible operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into our common stock at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the three months ended March 31, 2005 and the year ended December 31, 2004, no units were converted.

     Other Consolidated Partnerships
     -------------------------------

              At March 31, 2005, the other consolidated partnerships reflect common equity interests that we do not own in 24 entities having an interest in an aggregate of 123 self-storage facilities.

              In January 2005, we acquired a portion of the minority interest we did not own in one of the Consolidated Entities for an aggregate of $4,366,000 in cash. The acquisition resulted in the reduction of minority interest by $2,828,000 with the excess of cost over underlying book value ($1,538,000) allocated to real estate.

              On June 30, 2004, we acquired the remaining minority interest we did not own in one of the Consolidated Entities, for an aggregate of $24,851,000 in cash. This acquisition had the effect of reducing minority interest by $18,312,000, with the excess of cost over underlying book value ($6,539,000) allocated to real estate.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

10.      Shareholders' Equity
         --------------------

     Cumulative Preferred Stock
     --------------------------

              At March 31, 2005 and December 31, 2004, we had the following series of Cumulative Preferred Stock outstanding:



                                                            At March 31, 2005              At December 31, 2004
                                                        ----------------------------- -----------------------------
                           Earliest
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series              Date (a)          Rate        Outstanding      Amount        Outstanding       Amount
-----------------------  ------------    ------------   -------------- -------------- -------------    ------------
                                                                       (Dollar amount in thousands)
Series F                 5/2/05 (b)           9.750%               -    $         -       2,300,000    $    57,500
Series Q                 1/19/06              8.600%           6,900        172,500           6,900        172,500
Series R                 9/28/06              8.000%          20,400        510,000          20,400        510,000
Series S                 10/31/06             7.875%           5,750        143,750           5,750        143,750
Series T                 1/18/07              7.625%           6,086        152,150           6,086        152,150
Series U                 2/19/07              7.625%           6,000        150,000           6,000        150,000
Series V                 9/30/07              7.500%           6,900        172,500           6,900        172,500
Series W                 10/6/08              6.500%           5,300        132,500           5,300        132,500
Series X                 11/13/08             6.450%           4,800        120,000           4,800        120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                 3/5/09               6.250%           4,500        112,500           4,500        112,500
Series A                 3/31/09              6.125%           4,600        115,000           4,600        115,000
Series B                 6/30/09              7.125%           4,350        108,750           4,350        108,750
Series C                 9/13/09              6.600%           4,600        115,000           4,600        115,000
Series D                 2/28/10              6.180%           5,400        135,000               -              -

                                                        -------------- -------------- -------------    ------------
      Total Cumulative Preferred Stock                     1,685,586    $ 2,179,650      3,980,186     $ 2,102,500
                                                        ============== =============  =============    ============


(a) Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Stock outstanding at March 31, 2005 are not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share (or per share in the case of the Series F and Series Y), plus accrued and unpaid dividends.

(b) The Series F Cumulative Preferred Stock was called for redemption on March 31, 2005 and was redeemed in May 2005 along with the unpaid distributions from April 1, 2005 through the redemption date. Accordingly, the redemption value of $57,500,000 was classified as a liability at March 31, 2005.

              The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 2005, there were no dividends in arrears and the Debt Ratio was 2.3%.

              Upon issuance of our Preferred Stock, we classify the liquidation value as preferred stock on our consolidated balance sheet with any issuance costs recorded as a reduction to additional paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              During the first quarter of 2005, we issued our 6.18% Series D Cumulative Preferred Stock for net proceeds of $130,548,000.

              During the first quarter of 2005, we redeemed our 10.0% Series E Cumulative Preferred Stock for $54,875,000 plus accrued and unpaid dividends. The Series E Cumulative Preferred Stock was called for redemption in December 2004; accordingly, the redemption value of $54,875,000 was classified as a liability at December 31, 2004.

              Subsequent to March 31, 2005, we priced a public offering of 5,650,000 depositary shares each representing 1/1000 of a share of our
     6.75% Cumulative Preferred Stock, Series E, for gross proceeds of approximately $141.3 million. In addition, on May 2, 2005, we redeemed our 9.75% Series F Cumulative Preferred Stock for $57,500,000 plus accrued and unpaid dividends.

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

     Equity Stock, Series A
     ----------------------

              At March 31, 2005, we had 8,753,193 depositary shares outstanding (8,776,102 at December 31, 2004), each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). We received and retired 22,909 depositary shares from a distribution from affiliated entities at March 31, 2005 (see Note 5). The Equity Stock A ranks on parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of:
     (i) five times the per share dividend on our common stock or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)
              Upon liquidation of the Consolidated Development Joint Venture, at the Company's option either a) each share of Equity Stock AAA shall convert into 1.2 shares of our common stock or b) the Company can redeem the Equity Stock AAA at a per share amount equal to 120% of the market price of our common stock. In addition, if the Company determines that it is necessary to maintain its status as a REIT, subject to certain limitations it may cause the redemption of shares of Equity Stock AAA at a per share amount equal to 120% of the market price of our common stock. The shares are not otherwise redeemable or convertible into shares of any other class or series of the Company's capital stock. Other than as required by law, the Equity Stock AAA has no voting rights.

     Common Stock
     ------------

              During the three months ended March 31, 2005, we issued 131,037 shares of common stock in connection with stock-based compensation. In addition, one of the Consolidated Entities acquired 52,000 shares of our common stock, which were eliminated in consolidation. We also received a distribution of 635,885 shares of common stock previously held by affiliated entities, and the shares were retired.

              At March 31, 2005,  entities  consolidated  with the Company owned
     981,432 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding. The following chart reconciles our legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at March 31, 2005 and December 31, 2004:

Reconciliation of Common Shares Outstanding      At March 31,    At December 31,
-------------------------------------------          2005              2004
                                                ---------------  ---------------

Legally issued and outstanding shares.........     128,951,034      129,455,882
Less - Shares owned by the Consolidated
    Entities that are eliminated in
    consolidation (a).........................        (981,432)        (929,432)
                                                ---------------  ---------------
Reported issued and outstanding shares........     127,969,602      128,526,450
                                                ===============  ===============

              (a) The increase in shares owned by the Consolidated Entities is due to the Consolidated Entities' purchase of 52,000 shares of our common stock during the three months ended March 31, 2005.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

     Dividends
     ---------

              The following table summarizes dividends declared and paid during the three months ended March 31, 2005:

                                     Distributions Per Share
                                      or Depositary Share    Total Distributions
                                     ----------------------- -------------------
Preferred Stock:
Series E..............................             $0.208      $      457,000
Series F..............................             $0.609           1,401,000
Series Q..............................             $0.538           3,709,000
Series R..............................             $0.500          10,200,000
Series S..............................             $0.492           2,830,000
Series T..............................             $0.477           2,900,000
Series U..............................             $0.477           2,860,000
Series V..............................             $0.469           3,234,000
Series W..............................             $0.406           2,153,000
Series X..............................             $0.403           1,935,000
Series Y..............................             $0.428             685,000
Series Z..............................             $0.391           1,758,000
Series A..............................             $0.383           1,761,000
Series B..............................             $0.445           1,937,000
Series C..............................             $0.413           1,898,000
Series D..............................             $0.129             695,000
                                                             -------------------
                                                                   40,413,000
Common Stock:
Equity Stock, Series A................             $0.613           5,375,000
Common ...............................             $0.450          58,072,000
                                                             -------------------
   Total dividends....................                         $  103,860,000
                                                             ===================

              The dividend rate on the common stock was $0.45 per common share for the three months ended March 31, 2005. The dividend rate on the Equity Stock A was $0.6125 per depositary share for the three months ended March 31, 2005.

11.      Segment Information
         -------------------

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

     Measurement of Segment Profit or Loss
     -------------------------------------

              We evaluate performance and allocate resources based upon the net segment income of each segment. Net segment income represents net income in conformity with U.S. generally accepted accounting principles and our significant accounting policies as stated in Note 2, before interest and other income, interest expense, corporate general and administrative expense, and minority interest in income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

              Interest and other income, interest expense, corporate general and administrative expense, and minority interest in income are not allocated to segments because management does not utilize them to evaluate the results of operations of each segment.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

     Presentation of Segment Information
     -----------------------------------

              Our condensed consolidated income statement provides the information required in order to determine the revenues of each of our four segments. The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                                2005           2004       Change
                                                             ------------  ----------   -----------
                                                              (Amounts in thousands)
Reconciliation of Net Income by Segment:

Self-storage
  Self-storage net operating income.......................   $ 145,832      $130,483     $ 15,349
  Self-storage depreciation...............................     (46,235)      (44,747)      (1,488)
  Equity in earnings - self-storage property operations...       1,734         1,684           50
  Equity in earnings - depreciation (self-storage) .......        (432)         (394)         (38)
                                                             ------------  ----------   -----------
      Total self-storage segment net income...............     100,899        87,026       13,873
                                                             ------------  ----------   -----------
  Commercial  properties
  Commercial properties net operating income..............       1,721         1,498          223
  Depreciation and amortization - commercial properties...        (579)         (560)         (19)
  Equity in earnings - commercial property operations.....      17,214        17,193           21
  Equity in earnings - depreciation (commercial
     properties) .........................................      (8,253)       (7,881)        (372)
  Discontinued operations (Note 3) .......................           -            31          (31)
                                                             ------------  ----------   -----------
      Total commercial property segment net income.........     10,103        10,281         (178)
                                                             ------------  ----------   -----------
  Containerized storage
  Containerized storage net operating income..............       1,095         2,032         (937)
  Containerized storage depreciation......................      (1,162)       (1,126)         (36)
  Discontinued operations (Note 3) .......................       1,015          (182)       1,197
                                                             ------------  ----------   -----------
      Total containerized storage segment net income......         948           724          224
                                                             ------------  ----------   -----------
  Tenant Reinsurance
   Tenant reinsurance net income..........................       2,939         2,828          111
                                                             ------------  ----------   -----------
  Other items not allocated to segments
  General and administrative and other
  included in equity in earnings..........................      (4,585)       (6,545)       1,960
  Interest and other income...............................       3,555         1,357        2,198
  General and administrative..............................      (5,141)       (5,884)         743
  Interest expense........................................      (1,663)         (100)      (1,563)
  Minority interest in income.............................     (10,644)      (20,620)       9,976
                                                             ------------  ----------   -----------
      Total other items not allocated to segments              (18,478)      (31,792)      13,314
                                                             ------------  ----------   -----------
       Total consolidated net income......................   $  96,411      $ 69,067     $ 27,344
                                                             ============  ==========   ===========


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

12.      Stock-Based Compensation
         ------------------------

      Stock Options

              We have a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. We have a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan"), a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), a 2001 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2001 Non-Executive Plan") and a 2001 Stock Option and Incentive Plan (the "2001 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans".) Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after, December 31, 2002 vest generally over a five-year period) and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan, the 2000 Plan, the 2001 Non-Executive Plan and the 2001 Plan also provide for the grant of restricted stock (see below) to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors.

              U.S. generally accepted accounting principles permit, but do not require, companies to recognize compensation expense for stock-based awards based on their fair value at date of grant, which is then amortized as compensation expense over the vesting period (the "Fair Value Method"). Companies can also elect to disclose, but not recognize as an expense, stock option expense when stock options are granted to employees at an exercise price equal to the market price at the date of grant (the "APB 25 Method").

              As of January 1, 2002, we adopted the Fair Value Method, and have elected to use the prospective method of transition, whereby we apply the recognition provisions of the Fair Value Method to all stock options granted after the beginning of the year in which the Company adopts such method. Accordingly, we recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002.

              For the three months ended March 31, 2005 and 2004, respectively, we recorded $213,000 and $119,000 in stock option compensation expense related to options granted after January 1, 2002. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated per option value of 107,500 stock options granted in the first three months of 2005 was based upon an estimated life of 5 years, a risk-free rate of 3.39%, an expected dividend yield of 7%, and expected volatility of 0.227.

              If we had recorded stock option expense applying the Fair Value Method to all awards, we would have recognized an additional $146,000 for the three months ended March 31, 2004 in stock option compensation expense (none for the same period in 2005). Basic and diluted earnings per share would have been $0.17 for the three months ended March 31, 2004.

              A total of 107,500 stock options were granted during the three months ended March 31, 2005, 126,720 shares were exercised, and 4,333 shares were forfeited. A total of 1,418,348 stock options were outstanding at March 31, 2005 (1,441,901 at December 31, 2004).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

              During the three months ended March 31, 2005, 145,000 restricted stock units were granted, 17,500 restricted stock units were forfeited, and 7,195 restricted stock units vested. This vesting resulted in the issuance of 4,317 shares of the Company's common stock. In addition, cash compensation was paid to employees in lieu of 2,878 shares of common stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At March 31, 2005, approximately 372,345 restricted stock units were outstanding (252,040 at December 31, 2004). A total of $1,018,000 and $534,000 in restricted stock expense was recorded for the three months ended March 31, 2005 and 2004, respectively, which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as accrued estimated burden to be incurred upon vesting.

13.      Related Party Transactions
         --------------------------

     Relationships and transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 40 self-storage facilities in Canada under the name "Public Storage" pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at March 31, 2005. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of approximately 40 self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes Family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Prior to December 31, 2003, our personnel were engaged in the supervision and the operation of these Canadian self-storage facilities and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services (U.S. $542,499 and $638,000 in respect of the Canadian operations for 2003 and 2002, respectively, and U.S. $151,063 and $167,930 for other services during 2003 and 2002, respectively). There have been conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003. The Canadian entities claim that the Company owes them CAD$653,424 representing the amount charged to them for the development of certain systems that they no longer utilize. This amount has been accrued on the Company's financial statements for the year ended December 31, 2004.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

              The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During the three months ended March 31, 2005 and 2004, PSIC received $259,000 and $248,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. PSIC has no contractual right to provide tenant reinsurance to the Canadian Facilities and there is no assurance that these premiums will continue.

              The corporation engaged in the operation of the Canadian facilities has advised us that it intends to reorganize the entities owning and operating the Canadian facilities and has proposed that the Company consent to this reorganization, which would impact the license agreement and the right of first refusal agreement with the Company, and might also impact our ability to sell tenant insurance. The reorganization is designed to enhance the entities' financial flexibility and growth potential. In November 2004, the Board appointed a special committee, comprised of independent directors, to consider the Company's alternatives in this matter, including a possible investment in the reorganized Canadian entities.

              In November  1999, we formed the  Consolidated  Development  Joint
     Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. This transaction is discussed more fully in Note 9.

              On March 31, 2005 four  partnerships  in which Mr.  Hughes and the
     Company are general partners owned shares of the Company's common stock and equity stock. These partnerships made a pro rata distribution to their partners of a total of 1,125,814 shares of common stock and 71,200 depositary shares of Equity Stock, Series A, representing substantially all shares of common and Equity Stock, Series A held by these entities. Mr.
     Hughes  and  members of his  family  received a total of 157,522  shares of common stock and 6,290 depositary shares of Equity Stock, Series A, in respect of their general and limited partnership interests in the partnerships. The Company received and retired a total of 635,885 shares of common stock and 22,909 depositary shares of Equity Stock, Series A.

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

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $145,000 and $138,000 for the three months ended March 31, 2005 and 2004, respectively, in management fees with respect to PSB's property management services.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services. PSB's share of these costs totaled approximately $85,000 for each of the three month periods ended March 31, 2005 and 2004.

              STOR-Re provided limited property and liability insurance to the Company, PSB and our affiliates for losses incurred during policy periods prior to April 1, 2004.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

14.      Commitments and Contingencies

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

     Gustavson, et al v. Public Storage, Inc. (filed June 2003)
     ----------------------------------------------------------
     (Superior Court - Los Angeles County); Potter, et al v. Hughes, et al.
     ---------------------------------------------------------------------
     (filed December 2004) (United States District Court - Central District
     ----------------------------------------------------------------------
     of California)
     --------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

              In July 2003 the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Justice Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. This matter is set for trial in June 2005. We believe that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

              At the end of December 2004, the same shareholder referred to above and a second shareholder filed a shareholder's derivative complaint (Potter, et al. v Hughes, et al.) naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in the Potter complaint relate to PSIC, the Hughes family's Canadian mini-warehouse operations and the Company's 1995 reorganization. The Company has filed a motion to dismiss the Potter complaint and believes the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

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

     DEVELOPMENT OF REAL ESTATE FACILITIES

              At March 31, 2005 we have 45 projects (2,908,000 net rentable square feet) in our development pipeline, including eight newly developed self-storage facilities and expansions to 37 existing self-storage facilities, with total estimated development costs of $206.2 million, of which $40,545,000 has been spent through March 31, 2005. Development of these facilities is subject to various risks and contingencies.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

     ACQUISITION OF REAL ESTATE FACILITIES

              As of May 6, 2005, we were under contract to acquire six additional existing self-storage facilities at an aggregate cost of approximately $30.6 million in cash. We anticipate that these acquisitions will be entirely funded by us. Each of these contracts is subject to contingencies, and there is no assurance that any of these facilities will be acquired.

15.      Subsequent Events
         -----------------

              From March 31, 2005 through May 5, 2005, we acquired four additional self-storage facilities (322,000 net rentable square feet) at an aggregate cost of approximately $36.7 million in cash. These acquisitions were entirely funded by us.

              On March 31, 2005, we called for redemption all of the outstanding shares (total liquidation value of $57.5 million) of our 9.75% Cumulative Preferred Stock, Series F, at $25 per share plus accrued and unpaid dividends. These shares were subsequently redeemed on May 2, 2005.

              On April 22, 2005, we acquired an interest in the Consolidated Entities for an aggregate acquisition cost of approximately $32.3 million.

              On April 27, 2005, we issued our 6.75% Cumulative Preferred Stock, Series E. The issuance generated gross proceeds of $141,250,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results and performance to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 2A, "Risk Factors" and include changes in general economic conditions and in the markets in which we operate, the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in our ability to evaluate, finance and integrate acquired and developed properties into our operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expense and reduce our cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce our profitability; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process, which could adversely affect our profitability; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

         CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to our consolidated financial statements summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

         Management believes the following are critical accounting policies whose application has a material impact on our financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 14 to the consolidated financial statements.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005:

         Net income for the three months ended March 31, 2005 was $96,411,000 compared to $69,067,000 for the same period in 2004, representing an increase of $27,344,000. This increase is primarily due to improved operating results from our self-storage facilities, an increase in equity in earnings of real estate entities, a gain on sale of assets formerly used in the discontinued containerized storage facilities and a decrease in income allocated to minority interests. Equity in earnings of real estate entities increased primarily as a result of our $1,265,000 pro rata share of PS Business Park's ("PSB") gain from the sale of real estate recorded in the quarter ended March 31, 2005.

         Minority interest in income declined by approximately $10.0 million primarily due to a reduction in redemption and restructuring costs associated with preferred partnership units. We allocated income to minority interests pursuant to Emerging Issues Task Force Topic D-42 ("EITF Topic D-42") totaling $874,000 and $2,063,000 for the three months ended March 31, 2005 and 2004, respectively. In addition, we allocated $8.0 million to preferred minority interests in the quarter ended March 31, 2004 as a result of a special distribution associated with a restructuring.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $48,719,000 or $0.38 per common share on a diluted basis for the three months ended March 31, 2005 compared to $21,927,000 or $0.17 per common share on a diluted basis for the same period in 2004, representing an increase of $0.21 per common share. The increases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above.

         For the three months ended March 31, 2005 and 2004, we allocated $40,413,000 and $38,042,000 of our net income, respectively, to our preferred shareholders based on distributions paid. We also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42 totaling $1,904,000 (or $0.01 per common share) and $3,723,000 (or $0.03 per share) for the three months ended March 31, 2005 and 2004, respectively.

         Weighted average diluted shares increased from 128,387,000 for the three months ended March 31, 2004 to 129,175,000 for the three months ended March 31, 2005 due primarily to the exercise of employee stock options.

REAL ESTATE OPERATIONS

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 93% of our total revenues generated for the three months ended March 31, 2005. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,269 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2003 (the "Same Store" facilities, previously referred to as the "Consistent Group" facilities), (ii) 51 facilities that were acquired in 2004 and the first three months of 2005 ( the "Acquired Facilities"), (iii) 48 facilities that were owned prior to January 1, 2003 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 65 newly-developed facilities that were opened after January 1, 2001 (the "Developed Facilities"):


    Self - storage operations summary:             Three Months Ended March 31,
    ----------------------------------        --------------------------------------
                                                                         Percentage
                                                  2005        2004         Changes
                                              ------------  ---------   ------------
                                                    (Dollar amounts in thousands)
 Revenues (a):
    Same Store Facilities (b)...........       $ 198,006    $ 188,779        4.9%
    Acquired Facilities (c).............            7,496           -           -
    Expansion Facilities (d)............            9,147       8,444        8.3%
    Developed Facilities (e)............           12,945       8,822       46.7%
                                              ------------  ----------  ------------
      Total rental income...............          227,594     206,045       10.5%
                                              ------------  ----------  ------------
 Cost of operations:
    Same Store Facilities...............           69,753      68,004        2.6%
    Acquired Facilities.................            3,428           -           -
    Expansion Facilities................            3,455       2,909       18.8%
    Developed Facilities................            5,126       4,649       10.3%
                                              ------------  ----------  ------------
    Total cost of operations............           81,762      75,562        8.2%
                                              ------------  ----------  ------------
 Net operating income (before depreciation):
    Same Store Facilities...............          128,253     120,775        6.2%
    Acquired Facilities.................            4,068           -           -
    Expansion Facilities................            5,692       5,535        2.8%
    Developed Facilities................            7,819       4,173       87.4%
                                              ------------  ----------  ------------
    Total net operating income..........          145,832     130,483       11.8%
                                              ------------  ----------  ------------
  Depreciation and amortization.........          (46,235)    (44,747)       3.3%
                                              ------------  ----------  ------------
    Operating Income....................       $  99,597    $  85,736       16.2%
                                              ============  ==========  ============
 Number of self-storage facilities (at end
 of period):.............................           1,433       1,377       4.1%

 Net rentable square feet (at end of period
 - in thousands):........................          87,425       83,285       5.0%


(a) Revenue includes late charges and administrative fees and is net of promotional discounts given. Rental income does not include retail sales, truck rental income or tenant insurance revenues generated at the facilities.

(b) The Same Store Facilities include 1,269 facilities containing 73,913,000 net rentable square feet that have been owned prior to January 1, 2003, and operated at a mature, stabilized occupancy level since January 1, 2003.

(c) The Acquired Facilities include 51 facilities containing 3,500,000 net rentable square feet that were acquired after January 1, 2003, and were substantially all mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities include 48 facilities containing 4,132,000 net rentable square feet of self-storage space and 611,000 square feet of containerized storage space. These facilities were owned since January 1, 2003, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities (described below). Since January 1, 2003, we completed construction on expansion projects to these facilities with a total cost of $34.4 million.

(e) The Developed Facilities include 65 facilities containing 4,852,000 net rentable square feet of self-storage space and 417,000 net rentable square feet of industrial space initially developed for use in containerized storage activities (see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 2001 at a total cost of $507.9 million.

Self-Storage Operations - Same Store Facilities

         We increased the number of facilities included in the Same Store Facilities from 1,194 facilities at December 31, 2004 (which were referred to as the "Consistent Group" facilities in our 2004 Form 10-Q's and Form 10-K) to 1,269 facilities. The increase in the Same Store pool of facilities is due to the inclusion of 75 facilities which were previously classified as Acquired, Developed, or Expansion facilities. These facilities are included in the Same Store Facilities because they are all stabilized and owned since January 1, 2003 and will therefore provide meaningful comparative data for 2003, 2004, and 2005.

         As a result of the change in the Same Store Facilities, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented in 2004 reports for the 1,194 Same Store Facilities (previously referred to as the "Consistent Group" facilities) and the current 1,269 Same Store Facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         The Same Store Facilities contain approximately 73,913,000 net rentable square feet, representing approximately 85% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities." The following table sets forth additional operating data with respect to the Same Store Facilities:


     SAME STORE FACILITIES                                     Three Months Ended March 31,
     ---------------------                                ---------------------------------------
                                                                                      Percentage
                                                             2005           2004         Change
                                                          -------------  ----------- ------------
                                                           (Amounts in thousands except weighted
                                                                      average amounts)
     Revenues:
       Rental income, net of discounts................    $  189,507     $  180,610        4.9%
       Late charges and administrative fees collected.         8,499          8,169        4.0%
                                                          -------------  ----------- ------------
       Total revenues.................................       198,006        188,779        4.9%

     Cost of operations:
       Property taxes.................................        19,792         19,187        3.2%
       Payroll expense................................        21,144         20,663        2.3%
       Advertising and promotion......................         5,844          5,568        5.0%
       Utilities......................................         4,500          4,073       10.5%
       Repairs and maintenance........................         6,686          6,049       10.5%
       Telephone reservation center...................         1,752          2,760      (36.5)%
       Property insurance.............................         2,012          2,339      (14.0)%
       Other cost of managing facilities..............         8,023          7,365        8.9%
                                                          -------------  ----------- ------------
       Total cost of operations.......................        69,753         68,004        2.6%
                                                          -------------  ----------- ------------
     Net operating income before depreciation.........       128,253        120,775        6.2%
     Depreciation.....................................       (38,623)       (39,364)       1.9%
                                                          -------------  ----------- ------------
     Operating income.................................    $   89,630     $   81,411       10.1%
                                                          =============  =========== ============
     Gross margin (before depreciation)...............        64.8%          64.0%         1.3%

     Weighted average for the period:
        Square foot occupancy (a).....................        89.9%          89.7%         0.2%
        Realized annual rent per occupied square foot
          (b).........................................    $   11.41      $   10.90         4.7%
        REVPAF (c)....................................    $   10.26      $    9.77         5.0%
      Weighted average at March 31:
        Square foot occupancy.........................        89.9%          90.1%        (0.2)%
        In place annual rent per occupied square foot
           (d)........................................    $   12.37      $   12.01        3.0%
     Total net rentable square feet ..................       73,913         73,913           -


(a) Square foot occupancies represent weighted average occupancy levels over the entire period.

(b) Realized annual rent per occupied square foot is computed by dividing annualized rental income, net of discounts, by the weighted average occupied square footage for the period. Realized rents per square foot takes into consideration promotional discounts, bad debt costs, credit card fees and other costs which reduce rental income from the contractual amounts due. Realized rents per occupied square foot exclude late charges and administrative fees collected, and it is presented because we believe realized rents per occupied square foot is an important measure of our operations.

(c) Annualized rental income per available square foot ("REVPAF") represents annualized rental income, net of discounts, divided by total available net rentable square feet. REVPAF excludes late charges and administrative fees collected. REVPAF is presented because we believe it is useful in evaluating our operations.

(d) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

During the first quarter of 2005, net operating income before depreciation for the Same Store Facilities increased 6.2% as compared to the same period in 2004, due to the following:

o REVPAF increased 5.0% from $9.77 per square foot in the first quarter of 2004 to $10.26 in the same period in 2005. This was attributable primarily to a 4.7% increase in realized annual rent per occupied square foot and a 0.2% increase in average occupancy.

o The impact of the increase in revenues was partially offset by a 2.6% increase in operating expenses. This increase in cost of operations is primarily due to increases in most categories of operating expenses, with the exception of the Telephone Reservation Center and Property Insurance, which declined.

Operating income for the Same Store Facilities increased 10.1% for the three months ended March 31, 2005 as compared to the same period in 2004, due to the factors noted above with respect to net operating income before depreciation, as well as a reduction in depreciation expense with respect to capital expenditures due to increases in capital expenditures becoming fully depreciated relative to new capital expenditures coming on-line.

ANALYSIS OF REVENUE TRENDS

         We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months. We believe that these fluctuations result in part from increased moving activity during the summer. We also believe that our occupancy levels with respect to the Same Store facilities have become more stabilized and therefore further year-over-year gains in occupancy levels will be difficult to generate.

         Our growth in rental income will depend on various factors, including our ability to maintain high occupancy levels, increase rental rates charged to both new and existing customers, and to reduce the amount of promotional discounts given to new tenants. We believe that future growth in rental income will come primarily from increases in average rental rates and reduced promotional discounts rather than year-over-year increases in occupancy levels.

         Our increase in expenses for the three months ended March 31, 2005 as compared to the same period in 2004 was below our expectations and what we expect for the year. The decrease in telephone reservation center costs will decline on a quarter-over-quarter basis as the year progresses.

         Property payroll also came in lower than anticipated, in part due to a reduction in workers compensation costs. We have bolstered our safety programs over the past two years and improved our workers compensation claims management skills. These efforts are starting to bear fruit. While we are hopeful that current trends, which are very positive, will continue, we are not certain as to when they will be fully reflected in our operating results.

         Our advertising costs will remain volatile during the remainder of 2005 and were up about 5% during the three months ended March 31, 2005 as compared to the same period in 2004. During the first quarter of 2005, we dropped 10 basis points in unit occupancy, as compared to the same period in 2004, when we improved by 40 basis points in unit occupancy. This was partially attributable to experimental programs designed to improve the characteristics of new customers. While we continue to experiment, in April, we utilized our more traditional programs and generated a higher level of gross move ins and an increase in net move ins.

         There can be no assurance that we will achieve our goal of increases in average rental rates, while sustaining our occupancy levels.

EXPENSE ANALYSIS

         Total cost of operations for the Same Store facilities increased 2.6% in the first quarter of 2005 as compared to the same period in 2004. This increase is due principally to higher property tax and payroll expense, offset partially by decreased telephone reservation center expenses. We expect operating expenses for the remainder of the year ended December 31, 2005 to increase at a rate higher than the level of growth experienced in the first quarter of 2005.

The following table summarizes selected financial data with respect to the Same Store Facilities:


                                                Three Months Ended
                     -------------------------------------------------------------------------
                       March 31,          June 30,         September 30,       December 31,         Full Year
                     ---------------   ---------------     ---------------   -----------------     --------------
                                      (Amounts in thousands, except for per square foot amounts)
Total rental income:
2005............      $   198,006
2004............      $   188,779        $   194,023         $  198,864          $  198,080        $   779,746

Total cost of operations:
2005............      $    69,753
2004............      $    68,004        $    66,721         $   66,196          $   67,734        $   268,655

Media advertising expense:
2005............      $     3,525
2004............      $     3,293        $     1,959         $    1,989          $    3,061        $    10,302

REVPAF:
2005............      $    10.26
2004............      $     9.77         $    10.06         $    10.32          $    10.27         $    10.11

Weighted average realized annual
 rent per occupied square foot for the period:
2005............      $    11.41
2004............      $    10.90         $    11.00         $    11.23          $    11.31         $    11.10

Weighted  average   occupancy  levels
for the period:
2005............          89.9%
2004............          89.7%              91.5%               91.9%               90.8%              91.0%

Weighted average occupancy at April 30:
2005............                              91.4%
2004............                              91.4%

Media advertising expense in April:
2005............                          $   1,483
2004............                          $     926


ANALYSIS OF REGIONAL TRENDS

         The following table sets forth regional trends in our Same Store
Facilities:


            Same Store Facilities' Operating Trends by Region:
                                               Three months ended March 31,
                                                                      Percentage
                                              2005          2004        Change
                                            -----------  ----------  -----------
                                               (Dollar amounts in thousands)
Rental income:
   Southern California  (126 facilities)..  $   32,495   $   30,329       7.1%
   Northern California  (131 facilities)..      24,505       23,846       2.8%
   Texas  (151 facilities)................      17,777       17,518       1.5%
   Florida  (126 facilities)..............      19,110       17,284      10.6%
   Illinois  (88 facilities)..............      14,517       13,955       4.0%
   Georgia  (58 facilities)...............       6,693        6,218       7.6%
   All other states  (589 facilities).....      82,909       79,629       4.1%
                                            -----------  ----------  -----------
Total rental income.......................     198,006      188,779       4.9%
                                            -----------  ----------  -----------
Cost of operations:
   Southern California....................       7,602        7,393       2.8%
   Northern California....................       6,540        6,344       3.1%
   Texas..................................       8,254        8,219       0.4%
   Florida................................       6,708        6,794      (1.3)%
   Illinois...............................       6,775        6,951      (2.5)%
   Georgia................................       2,406        2,214       8.7%
   All other states.......................      31,468       30,089       4.6%
                                            -----------  ----------  -----------
Total cost of operations..................      69,753       68,004       2.6%
                                            -----------  ----------  -----------
Net operating income (before depreciation):
   Southern California....................      24,893       22,936       8.5%
   Northern California....................      17,965       17,502       2.6%
   Texas..................................       9,523        9,299       2.4%
   Florida................................      12,402       10,490      18.2%
   Illinois...............................       7,742        7,004      10.5%
   Georgia................................       4,287        4,004       7.1%
   All other states.......................      51,441       49,540       3.8%
                                            -----------  ----------  -----------
Total net operating income................  $  128,253   $  120,775       6.2%
                                            -----------  ----------  -----------
Weighted average square foot occupancy:
   Southern California....................      92.5%        90.2%        2.5%
   Northern California....................      89.4%        88.5%        1.0%
   Texas..................................      88.9%        89.6%       (0.8)%
   Florida................................      91.9%        90.6%        1.4%
   Illinois...............................      87.8%        88.0%       (0.2)%
   Georgia................................      91.1%        90.0%        1.2%
   All other states.......................      89.5%        89.9%       (0.4)%
                                            -----------  ----------  -----------
 Total weighted average occupancy.........      89.9%        89.7%        0.2%
                                            -----------  ----------  -----------

                                             -----------------------------------
                                                  Three Months Ended March 31,
                                                                      Percentage
                                                2005          2004        Change
                                            -----------  ----------  -----------
REVPAF:
   Southern California...................       $15.89       $14.84      7.1%
   Northern California...................        13.29        12.96      2.5%
   Texas.................................         7.24         7.12      1.7%
   Florida...............................        10.16         9.13     11.3%
   Illinois..............................        10.36        10.00      3.6%
   Georgia...............................         7.57         7.02      7.8%
   All other states......................         9.40         9.03      4.1%
                                            -----------  ----------  -----------
Total REVPAF:............................       $10.26        $9.77      5.0%
                                            -----------  ----------  -----------
Realized annual rent per occupied square foot:
   Southern California...................       $17.18       $16.46      4.4%
   Northern California...................        14.86        14.65      1.4%
   Texas.................................         8.15         7.95      2.5%
   Florida...............................        11.05        10.07      9.7%
   Illinois..............................        11.80        11.36      3.9%
   Georgia...............................         8.31         7.80      6.5%
   All other states......................        10.51        10.04      4.7%
                                            -----------  ----------  -----------
Total realized annual rent per occupied
  square foot:...........................       $11.41       $10.90      4.7%
                                            -----------  ----------  -----------

Self-Storage Operations - Acquired Facilities

     The "Acquired Facilities," at March 31, 2005, are comprised of 51 self-storage facilities containing 3,500,000 net rentable square feet that were acquired in 2004 and the first quarter of 2005. The following table summarizes operating data with respect to these facilities:

ACQUIRED FACILITIES
-------------------

                                                             Three Months
                                                                 Ended
                                                            March 31, 2005
                                                            --------------
                                                            (Dollar amounts
                                                             in thousands)
       Rental income:
           Self-storage facilities acquired in 2005....     $        500
           Self-storage facilities acquired in 2004....            6,996
                                                                -----------
             Total rental income.......................            7,496
                                                                -----------
        Cost of operations:
           Self-storage facilities acquired in 2005 ...              277
           Self-storage facilities acquired in 2004 ...            3,151
                                                                -----------
             Total cost of operations..................            3,428
                                                                -----------
        Net operating income (loss) before depreciation:
           Self-storage facilities acquired in 2005 ...              223
           Self-storage facilities acquired in 2004 ...            3,845
                                                                -----------
             Net operating income......................            4,068
         Depreciation..................................           (1,872)
                                                                -----------
           Operating Income............................     $      2,196
                                                                ===========

        Weighted average square foot occupancy during the
        period:
           Self-storage facilities acquired in 2005....             76.9%
           Self-storage facilities acquired in 2004 ...             82.9%
                                                                -----------
                                                                    82.2%
                                                               ===========

        Number of self-storage facilities (at end of
        period)........................................                51
        Net rentable square feet (in thousands, at end of
           period).....................................             3,500
        Cumulative acquisition cost (at end of period).       $   283,238



     During 2004, we acquired 45 facilities at an aggregate cost of approximately $259,487,000, comprised of three facilities acquired for an aggregate of $17.8 million, as well as the following larger portfolio acquisitions:

     o Twenty Six facilities acquired in October 2004 from a third party for an aggregate cost of approximately $102.4 million. This acquisition increased our presence in the Minneapolis and Milwaukee markets, and will allow us to cost-effectively introduce media advertising in these markets, improve our yellow page ad placement, and drive operational efficiency. In addition, the average rental rates and average occupancies of these properties, prior to acquisition, were lower than comparable properties that we currently own in these markets.

     o Six facilities acquired in October 2004 in Dallas from a third party for an aggregate of approximately $19.8 million. We believe that this acquisition improved our presence in submarkets of Dallas where we were underrepresented.

     o Ten facilities acquired in November 2004 in the Miami market for an aggregate of $119.5 million. We believe that these properties are well-built and located in highly desirable submarkets in Miami. All of these facilities were built between 1997 and 2003.

     In January 2005, we acquired a total of five facilities in New York and one facility in Illinois for an aggregate of $23,751,000 in cash.

     Revenues and expenses for the 2005 acquisitions, in the table above, represent the results of these acquisitions from the respective acquisition dates through March 31, 2005.

     In addition to the facilities acquired in the quarter ended March 31, 2005, we acquired four additional facilities for approximately $36.7 million with 322,000 net rentable square feet between April 1, 2005 and May 5, 2005. Also, at May 6, 2005, we are under contract to acquire six additional facilities (total approximate net rentable square feet of 377,000) at an aggregate cost of approximately $30.6 million. These acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

Self-Storage Operations - Expansion Facilities

     As a result primarily of expansions to existing self-storage facilities, the net rentable space at certain of our self-storage facilities' operations has changed. Accordingly, the operating results are not comparable. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities." Depreciation expense with respect to these facilities amounted to $2,134,000 and $2,080,000 for the three months ended March 31, 2005 and 2004, respectively.

     These 48 facilities contain approximately 4,132,000 net rentable square feet of self-storage space at March 31, 2005, and 611,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations". The aggregate construction costs to complete these expansions totaled approximately $34.4 million since January 1, 2003.

     We expect that the Expansion Facilities will continue to provide growth to our earnings into 2005 as we continue to fill the newly added vacant space. The weighted average occupancy level of these facilities was 81.5% and 83.1% for the three months ended March 31, 2005 and 2004, respectively. The decrease in average occupancy levels is partially attributable to the increase in available square footage resulting from expansion of these facilities.

     We have 37 projects to repackage and expand our existing facilities, with an aggregate estimated cost of $120.7 million in our development pipeline at March 31, 2005, which will increase our self-storage space by an aggregate of 2,294,000 net rentable square feet. These activities will result in short-term dilution to earnings. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual and structural appeal, provide an important means to improve the Company's earnings. There can be no assurance about the future level of such expansion and enhancement opportunities, and these projects are subject to contingencies.

Self-Storage Operations - Developed Facilities

     We have 48 newly developed self-storage facilities, and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities"), that have not been operating at a stabilized level of operations since January 1, 2003. These newly developed facilities have an aggregate of 4,852,000 net rentable square feet of self-storage space, and 417,000 net rentable square feet of industrial space developed originally for our containerized storage business. Aggregate development cost for these 65 facilities was approximately $507.9 million at March 31, 2005. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities." These facilities are not included in the "Same Store" portfolio because their operations have not been stabilized.

     The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:



DEVELOPED FACILITIES
                                                        Three Months Ended March 31,
                                                       2005         2004        Change
                                                    -----------  ------------ -----------
                                                        (Dollar amounts in thousands)
Rental income:
   Self-storage facilities opened in 2005......     $        2    $       -   $        2
   Self-storage facilities opened in 2004......          1,007             9         998
   Self-storage facilities opened in 2003......          2,897         1,399       1,498
   Self-storage facilities opened in 2002 and
   2001........................................          5,152         4,237         915
   Combination facilities......................          3,887         3,177         710
                                                    -----------  ------------ -----------
     Total rental income.......................         12,945         8,822       4,123
                                                    -----------  ------------ -----------
Cost of operations:
   Self-storage facilities opened in 2005......             23             -          23
   Self-storage facilities opened in 2004......            519            93         426
   Self-storage facilities opened in 2003......            989         1,027         (38)
   Self-storage facilities opened in 2002 and
   2001........................................          1,988         2,104        (116)
   Combination facilities......................          1,607         1,425         182
                                                    -----------  ------------ -----------
     Total cost of operations..................          5,126         4,649         477
                                                    -----------  ------------ -----------
Net operating income (loss) before depreciation:
   Self-storage facilities opened in 2005......            (21)            -         (21)
   Self-storage facilities opened in 2004......            488           (84)        572
   Self-storage facilities opened in 2003......          1,908           372       1,536
   Self-storage facilities opened in 2002 and
   2001........................................          3,164         2,133       1,031
   Combination facilities......................          2,280         1,752         528
                                                    -----------  ------------ -----------
   Net operating income........................          7,819         4,173       3,646
 Depreciation..................................         (3,606)       (3,303)       (303)
                                                    -----------  ------------ -----------
   Operating income............................     $    4,213    $     870  $     3,343
                                                    ===========  ============ ===========

Weighted average square foot occupancy during the period:
   Self-storage facilities opened in 2005......           8.7%          -           -
   Self-storage facilities opened in 2004......          59.1%          7.3%      709.6%
   Self-storage facilities opened in 2003......          83.1%         51.9%       60.1%
   Self-storage facilities opened in 2002 and
   2001........................................          91.2%         87.9%        3.8%
   Combination facilities......................          73.4%         78.6%       (6.6)%
                                                    -----------  ------------ -----------
                                                         80.1%         73.8%        8.5%
                                                    ===========  ============ ===========

                                                        Three Months Ended March 31,
                                                       2005         2004        Change
                                                    -----------  ------------ -----------
                                                        (Dollar amounts in thousands)

Square Footage:
   Self-storage facilities opened in 2005......           51            -            51
   Self-storage facilities opened in 2004......          507          237           270
   Self-storage facilities opened in 2003......          994          994             -
   Self-storage facilities opened in 2002 and 2001     1,739        1,739             -
   Combination facilities - industrial space (a)         417          607          (190)
   Combination facilities - self-storage space (a)     1,561        1,248           313
                                                    -----------  ------------ -----------
                                                       5,269        4,825           444
                                                    ===========  ============ ===========
Number of facilities:
   Self-storage facilities opened in 2005......            1            -             1
   Self-storage facilities opened in 2004......            7            3             4
   Self-storage facilities opened in 2003......           14           14             -
   Self-storage facilities opened in 2002 and 2001        26           26             -
   Combination Facilities  ....................           17           17             -
                                                    -----------  ------------ -----------
                                                          65           60             5
                                                    ===========  ============ ===========

Cumulative Development Cost:
   Self-storage facilities opened in 2005......     $    4,252    $       -  $   4,252
   Self-storage facilities opened in 2004......         61,558        27,395    34,163
   Self-storage facilities opened in 2003......        107,452       107,452         -
   Self-storage facilities opened in 2002 and
   2001........................................        163,926       160,792     3,134
   Combination Facilities (a) .................        170,745       161,973     8,772
                                                    -----------  ------------ -----------
                                                    $  507,933    $ 457,612  $  50,321
                                                    ===========  ============ ===========


     (a) The industrial space was originally developed for use by our containerized storage business. During 2003, 2004, and the first three months of 2005, we have converted industrial space no longer used by the discontinued containerized storage business into traditional self-storage space, at an aggregate cost of $16,568,000.

     Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operations, the facility is entirely vacant, generating no rental income. Historical, we estimated that on average it takes approximately 36 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%.

     We believe that our newly developed facilities are affected by the same operating trends noted with respect to our Same Store facilities. However, because such facilities have to attract more new tenants during their stabilization period, they tend to offer lower rates, and move-in discounts have a more pronounced effect upon realized rents because these facilities tend to have a higher proportion of newer tenants.

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

     The annualized yield on cost for these facilities for the quarter ended March 31, 2005, based upon net operating income prior to depreciation, was approximately 6.2%, which is lower than our ultimate yield expectations. We expect these yields to improve as these facilities continue to fill up. Properties that were developed prior to December 31, 2003, and the Combination Facilities, have contributed to our earnings growth, with net operating income before depreciation increasing $3,095,000 in the quarter ended March 31, 2005 as compared to the same quarter in 2004. This growth was primarily due to higher occupancy levels in the quarter ended March 31, 2005 as compared to the same period in 2004, and we expect further growth from these facilities as they approach stabilized occupancy levels of approximately 90%.

     With respect to our Combination Facilities, we have been steadily converting these facilities into entirely self-storage facilities by converting the industrial space previously used by our containerized storage operations into self-storage space. As of March 31, 2005, ten of the 17 Combination Facilities have been converted into entirely self-storage. The remaining seven facilities are expected to be converted over the next two years. Weighted average square foot occupancy levels for the Combination Facilities was 73.4% for the quarter ended March 31, 2005 as compared to 78.6% for the same period in 2004, the decrease due to the addition of 313,000 additional net rentable square feet.

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

     We expect that over at least the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings when also considering financing costs with respect to the invested capital. Furthermore, the 45 expansion and newly developed facilities in our development pipeline, described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 24 months are also expected to negatively impact our earnings until they reach a stabilized occupancy level. Our earnings will continue to be negatively impacted by any future newly developed facilities until they reach a stabilized occupancy level.

     COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in our consolidated financial statements include commercial space owned by the Company and entities consolidated by the Company. We have a much larger interest in commercial properties through our ownership interest in PS Business Parks Inc. and its consolidated operating partnership (PS Business Parks, Inc. and its consolidated operating partnership are hereinafter referred to as "PSB"). Our investment in PSB is accounted for using the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities," see below.

     Our commercial operations are comprised of 1,040,000 net rentable square feet of commercial space operated at certain of the self-storage facilities, and four stand-alone commercial facilities having a total of 302,000 net rentable square feet.

     The results of our commercial operations are provided in the table below:

Commercial Property Operations:
(excluding discontinued operations)

                                               Three Months Ended March 31,
                                           ----------------------------------

                                              2005         2004       Change
                                            -----------  ----------- ---------

Rental income.........................      $   2,848    $   2,626   $    222
 Cost of operations...................          1,127        1,128         (1)
                                            -----------  ----------- ---------
   Net operating income...............          1,721        1,498        223

 Depreciation.........................            (579)        (560)      (19)
                                            -----------  ----------- ---------
   Operating income...................       $   1,142    $    938   $    204
                                            ===========  =========== =========

     Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions of the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for the remainder of 2005.

         CONTAINERIZED STORAGE OPERATIONS:

     We have closed many of our containerized storage facilities in 2002, 2003, and 2004, and have refined our market and product focus to twelve facilities located in eight densely populated markets with above-average rent and income. The operations with respect to the facilities other than the twelve ongoing facilities are included in "Discontinued Operations" on our income statement.
The operations of the twelve remaining facilities are included in PSPUD's continuing operations and are reflected on the table below:


Containerized Storage:
(excluding discontinued operations)
                                               Three Months Ended March 31,
                                           ----------------------------------
                                            2005         2004         Change
                                            -----------  ----------- ---------
                                                (Amounts in thousands)
Rental and other income ............       $ 3,837     $  4,806    $   (969)
                                            -----------  ----------- ---------
Cost of operations:
    Direct operating costs..........         2,384        2,483         (99)
    Facility lease expense..........           358          291          67
                                            -----------  ----------- ---------
      Total cost of operations......         2,742        2,774         (32)
                                            -----------  ----------- ---------
Operating income prior to depreciation       1,095        2,032        (937)
   Depreciation expense (a).........        (1,162)      (1,126)        (36)
                                            -----------  ----------- ---------
Operating income....................       $   (67)     $   906    $   (973)
                                            ===========  =========== =========

     (a) Depreciation expense principally relates to the depreciation of containers; however, depreciation expense for the three months ended March 31, 2005 includes $252,000, related to real estate facilities compared to $257,000 for the same periods in 2004, respectively.

     Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods from city to city. Rental income decreased to $3,837,000 for the three months ended March 31, 2005 from $4,806,000 for the same period in 2004, primarily as a result of the elimination of these non-core services and a result of a decline in average occupancy. At March 31, 2005, there were approximately 20,300 occupied containers in the continuing facilities.

     Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). While the costs associated with the eliminated non-core services was reduced, these reductions were substantially offset by increased marketing expenditures, primarily Yellow Page advertising.

     There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability. We continue to evaluate the business operations, and additional facilities may be closed.

     TENANT REINSURANCE OPERATIONS: Through a subsidiary of the Company, we reinsure policies against losses to goods stored by tenants in our self-storage facilities. The tenant reinsurance operations are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations
- tenant reinsurance." Revenues totaled $5,916,000 and $5,963,000 for the three months ended March 31, 2005 and 2004, respectively, and cost of operations totaled $2,977,000 and $3,135,000, respectively. The tenant reinsurance business earned net operating income of $2,939,000 and $2,828,000, respectively.

     Our tenant reinsurance revenues are dependent upon our occupancy level, the level of move-in activity, the level of newly moved in tenants that opt for insurance, and the time that such tenants remain as insured tenants. For the three months ended March 31, 2005 and 2004, approximately 33% and 36%, respectively, of our self-storage tenant base had such policies. Tenant insurance expense is attributable primarily to the level of claims.

     We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are accrued as cost of operations for the tenant reinsurance operations.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at March 31, 2005. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

     Equity in earnings of real estate entities for the three months ended March 31, 2005 and 2004 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:



                                                   Three Months Ended March 31,
                                                -----------------------------------
                                                  2005         2004        Change
                                                ----------  ----------   ----------
                                                      (Amounts in thousands)
Property operations:
  PSB                                           $17,214       $17,193         $21
  Acquisition Joint Venture..............            51             -          51
  Other investments (1)..................         1,683         1,684          (1)
                                                ----------  ----------   ----------
                                                 18,948        18,877          71
                                                ----------  ----------   ----------
Depreciation:
  PSB....................................        (8,253)       (7,881)       (372)
  Acquisition Joint Venture..............           (66)            -         (66)
  Other investments (1)..................          (366)         (394)         28
                                                ----------  ----------   ----------
                                                 (8,685)       (8,275)       (410)
                                                ----------  ----------   ----------
Other: (2)
  PSB (3)................................        (4,752)       (6,788)      2,036
  Other investments (1)..................           167           243         (76)
                                                ----------  ----------   ----------
                                                 (4,585)       (6,545)      1,960
                                                ----------  ----------   ----------

Total equity in earnings of real estate
entities..................................       $5,678        $4,057      $1,621
                                                ==========  ==========   ==========

     (1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three months ended March 31, 2005 and 2004.

     (2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $123,000 for the three months ended March 31, 2005, as compared to $564,000, respectively, for the same periods in 2004.

     (3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

     The increase in equity in earnings of real estate entities is principally due to our $1,265,000 pro-rata share of PSB's gain on sale of real estate assets recorded in the quarter ended March 31, 2005, as compared to our share of PSB's EITF D-42 charge amounting to $943,000 for the same period in 2004.

     Equity in earnings of PSB represents our pro-rata share (an average of approximately 44% for the three months ended March 31, 2005 and 2004) of the earnings of PSB. Throughout 2004 and the first three months of 2005, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At March 31, 2005, PSB owned and operated 17.9 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at March 31, 2005 pursuant to property management agreements.

     Our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

     In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 2 to the Consolidated Financial Statements for the quarter ended March 31, 2005, our pro-rata share of earnings with respect to two of the facilities acquired directly from third parties by the Acquisition Joint Venture in 2004, at an aggregate cost of $9,086,000, are reflected in Equity in Earnings in the table above. Our investment in the Acquisition Joint Venture with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties.

     The "Other Investments" are comprised primarily of our equity in earnings from seven limited partnerships, for which we held an approximately consistent level of equity interest throughout 2004 and the first three months of 2005. These limited partnerships were formed by the Company during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Interest and Other Income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

     Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Consistent Group of self-storage facilities as discussed above. See Note 5 to the consolidated financial statements for the operating results of these entities for the three months ended March 31, 2005 and 2004.

Other Income and Expense Items
-------------------------------

     INTEREST AND OTHER INCOME: Interest and other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and
(iii) interest income principally from cash reserves.

     Interest and other income was $3,555,000 for the three months ended March 31, 2005, respectively, as compared to $1,357,000, respectively, for the same periods in 2004. This increase is due to higher interest income on cash balances due to higher average interest rates.

     As discussed more fully in "Liquidity and Capital Resources" below, at March 31, 2005, we had cash balances totaling approximately $354 million, which includes significant proceeds from recent equity issuances. These balances are typically invested in short-term low-risk securities that, during the quarter ended March 31, 2005, earned a nominal yield. The future level of interest and other income will be partially dependent upon the timing of our investment of these unused offering proceeds and the level of interest earned on these short-term investments.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $47,976,000 for the three months ended March 31, 2005, respectively, as compared to $46,433,000 for the same period in 2004. The increase in depreciation and amortization for the three months ended March 31, 2005 as compared to the same period in 2004 is due primarily to increased depreciation with respect to newly developed and acquired facilities, offset partially by a reduction in depreciation with respect to maintenance capital expenditures.

     Included in depreciation expense with respect to our real estate facilities was $44,364,000 for the three months ended March 31, 2005, respectively, as compared to $42,947,000 for the same period in 2004, respectively. The increase in depreciation and amortization with respect to real estate facilities for the three months ended March 31, 2005 as compared to the same period in 2004 is due primarily to an increase in depreciation with respect to newly developed and acquired facilities. Depreciation expense with respect to other assets was $1,961,000 for the three months ended March 31, 2005, respectively, as compared to $1,835,000 for the same period in 2004, respectively. Depreciation expense also includes $1,651,000 for each of the three months, respectively, ended March 31, 2005 and 2004, relating to the amortization of property management contracts.

     Depreciation and amortization for the three months ended March 31, 2005 with respect to developed and acquired real estate facilities opened during the first three months of 2005 amounted to approximately $123,000. We expect the quarterly depreciation and amortization expense with respect to these facilities for quarters beginning with second quarter of 2005 will approximate $200,000.

     GENERAL AND ADMINISTRATIVE: General and administrative expense was $5,141,000 for the three months ended March 31, 2005, as compared to $5,884,000 for the same period in 2004, representing a decrease of approximately $743,000. General and administrative expense principally consists of state income taxes, investor relation expenses and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, stock-based compensation and product research and development expenditures.

     The decrease in general and administrative expense for the three months ended March 31, 2005 as compared to the same period in 2004 is primarily due to reduced employee termination costs, which amounted to $610,000 for the quarter ended March 31, 2004 ($181,000 for the same period in 2005), as well as a $450,000 reduction in estimated legal liabilities in the quarter ended March 31, 2005. These impacts were partially offset by an increase in restricted stock and stock option expense of approximately $578,000 due to the granting of additional restricted stock units and stock options. Restricted stock and stock option expense amounted to approximately $1,231,000 for the quarter ended March 31, 2005, and is expected to approximate that quarterly amount in the remaining quarters of 2005 assuming no further grants of restricted stock units or stock options.

     INTEREST EXPENSE: Interest expense was $1,663,000 and $100,000 for the three months ended March 31, 2005 and 2004, respectively. Interest capitalized during the three months ended March 31, 2005 was $665,000, respectively, as compared to $1,125,000 for the same periods in 2004. The increase in interest expense is due to a reduction in capitalized interest due to lower development balances, combined with higher interest expense associated with a) $94.7 million in debt assumed, at an average interest rate of approximately 5.2%, in connection with property acquisitions in 2004, b) $16.1 million in debt to joint venture partner incurred on December 31, 2004, and $19.2 million in similar debt incurred in the quarter ended March 31, 2005, all at an average interest rate of 8.5%, as described more fully in Note 8 to the consolidated financial statements for the quarter ended March 31, 2005. See also Note 7 for a schedule of our debt balances, principal repayment requirements, and average interest rates.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three months ended March 31, 2005 and 2004:


                                                    Three Months Ended March 31,
                                                -------------------------------------
                                                  2005           2004          Change
                                                ------------  ------------  ------------
                                                       (Amounts in thousands)
Preferred partnership interests:
     Ongoing distributions (b)..........         $  5,375      $    6,554   $    (1,179)
     Special Distribution and EITF
      Topic D-42 (a)...................            10,063         (9,189)            874
Consolidated Development Joint Venture (c)          1,568             957            611
Convertible Partnership Units (d).......               90              40             50
Acquired minority interests (e) ........                -             497           (497)
Other minority interests (f)............            2,737           2,509            228
                                                ------------  ------------  ------------
    Total minority interests in income..        $  10,644      $   20,620     $   (9,976)
                                                ============  ============  ============

(a) As described more fully below, holders of $200 million of our Series N preferred partnership units agreed to a restructuring which included reducing their distribution rate from 9.5% to 6.4% in exchange for a special distribution of $8,000,000. This special distribution, combined with $2,063,000 in costs incurred at the time the units were originally issued that were charged against income in accordance with the Securities and Exchange Commissions clarification of EITF Topic D-42, are included in minority interest in income for the three months ended March 31, 2004, as are $874,000 in such original issuance cost with respect to our first quarter of 2005 redemptions of preferred units.

(b) The decrease in ongoing distributions is due to the reduction in rate on $200 million of the preferred partnership units from 9.5% to 6.4%, effective March 22, 2004, the redemption of $40 million of our 9.5% Series N Preferred Units on March 17, 2005 and $45 million of our 9.125% Series O Preferred units on March 29, 2005. These impacts were offset by the issuance of $25 million of our 6.25% Cumulative Series Z Perpetual Preferred Units in the connection with an acquisition in the fourth quarter of 2004.

(c) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $859,000 in depreciation expense for the three months ended March 31, 2005, respectively, as compared to $963,000 for the same period in 2004.

(d) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 8 to the consolidated financial statements). Included in minority interest in income is $87,000 in depreciation expense for the three months ended March 31, 2005, respectively, as compared to $85,000 for the same period in 2004.

(e) These amounts reflect income allocated to minority interests that the Company acquired in 2004 and the first quarter of 2005 and are no longer outstanding at March 31, 2005. Included in minority interest in income is $137,000 in depreciation expense for the three months ended March 31, 2004 (none for the same period in 2005).

(f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three months ended March 31, 2005 and 2004. Included in minority interest in income is $374,000 in depreciation expense for the three months ended March 31, 2005, respectively, as compared to $390,000 for the same period in 2004.

     During the first quarter of 2005, we acquired a minority interest for an aggregate acquisition cost of $4,366,000. The income allocated to these interests are included in the "acquired minority interests" in the table above.

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

     As described more fully in Note 9 to our March 31, 2005, financial statements, during 2005, PSAC Storage Investors, LLC, our joint venture partner with respect to the Development Joint Venture, has the right to cause an early termination of the partnership. If PSAC Storage Investors, LLC exercises its option, one of two scenarios may transpire: (i) the properties in the venture will be sold and the partnership liquidated in accordance with the partnership agreement or (ii) we may exercise our option to acquire our partner's interest in the partnership. We estimate the value of our Partner's interest to be approximately $105 million in November 2005.

     The acquired minority interests reflect earnings allocated to interests the Company didn't own in one of the Consolidated Entities, acquired on June 30, 2004, for an aggregate of $24,851,000 in cash, as well as interests we acquired in the first quarter of 2005 for an aggregate acquisition cost of $4,366,000 in cash. The income allocated to these interests are included in the "acquired minority interests" in the table above.

     On April 22, 2005, we acquired an additional interest in one of the Consolidated Entities for cash totaling $32,280,000. During the quarter ended March 31, 2005, we had allocated $574,000 in income to these interests, including $129,000 in depreciation expense, which was included in the "other minority interests" in the table above.

     Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2004 and the three months ended March 31, 2005, comprised of investments in the Consolidated Entities described in Note 8 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

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

     The current and prior period operations for the Sold Commercial Facility and Closed Facilities have been reclassified into the line-item "Discontinued Operations" on our consolidated income statement.

     The following table summarizes the historical operations of the Sold Commercial Facility and the Closed Facilities:

DISCONTINUED OPERATIONS:
------------------------


                                            Three Months Ended March 31,
                                       ---------------------------------------
                                          2005        2004          Change
                                       -----------  -----------  -------------
                                          (Amounts in thousands)
Rental income:
  Closed Facilities...............      $    95      $2,602      $ (2,507)
  Sold Commercial Facility........            -          69           (69)
                                       -----------  -----------  -------------
Total rental income...............           95       2,671        (2,576)
                                       -----------  -----------  -------------

Cost of operations:
  Closed Facilities...............          194       2,225        (2,031)
  Sold Commercial Facility........            -          13           (13)
                                       -----------  -----------  -------------
Total cost of operations..........          194       2,238        (2,044)
                                       -----------  -----------  -------------

Depreciation expense:
  Closed Facilities...............           29         390          (361)
  Sold Commercial Facility........            -          25           (25)
                                       -----------  -----------  -------------
Total depreciation ...............           29         415          (386)
                                       -----------  -----------  -------------

Other items ......................        1,143        (169)        1,312
                                       -----------  -----------  -------------

Net discontinued operations ......      $ 1,015      $ (151)    $   1,166
                                       ===========  ===========  =============

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


                                                                          Three Months Ended March 31,
                                                                        ----------------------------------
                                                                            2005                   2004
                                                                        ------------------  --------------
                                                                             (Amounts in thousands)
Net cash provided by operating activities.......................         $    157,820       $    146,629

Allocable to minority interest (Preferred Units) - ongoing
distributions...................................................               (5,375)            (6,554)
Allocable to minority interest (Preferred Units) - special
distribution (a)................................................                    -             (8,000)
Allocable to minority interest (common equity)..................               (5,715)            (5,578)
                                                                        ------------------  --------------
Cash from operations allocable to our shareholders..............              146,730            126,497

Capital improvements to maintain our facilities.................               (6,806)            (2,705)
 Add back:  minority interest share of capital improvements to
    maintain facilities.........................................                   58                 44
                                                                        ------------------  --------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................              139,982            123,836

Distributions paid:
  Preferred stock dividends.....................................              (40,413)           (38,042)
  Equity Stock, Series A dividends..............................               (5,375)            (5,375)
  Distributions to Common shareholders..........................              (58,072)           (57,348)
                                                                        ------------------  --------------
Cash available for principal payments on debt and reinvestment..         $     36,122       $     23,071
                                                                        ==================  ==============

(a) The $8 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.

     Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at March 31, 2005, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. At March 31, 2005, we had no outstanding borrowings under our $200 million bank line of credit.

     Over the past three years, we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone,
(ii) our perpetual preferred stock has no sinking fund requirement or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which enabled us to effectively refinance higher coupon preferred stock with new preferred stock at lower rates, (iv) preferred stock does not contain onerous covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to our REIT distribution requirements.

     Our credit ratings on each of our series of Cumulative Preferred Stock are "Baa2" by Moody's and "BBB+" by Standard & Poor's.

     Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2005, we had mortgage debt outstanding of $94.8 million (which encumbers 34 facilities with a book value of $200.4 million) and unsecured debt in the amount of $22.4 million. We also have Debt to Joint Venture Partner amounting to $35.6 million with respect to ten real estate facilities with an aggregate book value of $49.4 million.

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

     We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2004 through May 6, 2005, we have raised approximately $743 million of our Cumulative Preferred Stock, and used approximately $514 million of these net proceeds in order to redeem higher-coupon preferred securities.

     REQUIREMENT TO PAY DISTRIBUTIONS: We estimate the distribution requirement with respect to our Preferred Stock outstanding at May 6, 2005 to be
approximately   $169.3   million  per  year.  We  estimate  that  the  annual
distribution requirement with respect to the preferred partnership units May 6, 2005 to be approximately $14.4 million per year.

     During each of the three months ended March 31, 2005 and 2004, we paid cash dividends totaling $5,375,000 to the holders of our Equity Stock, Series
A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at March 31, 2005, we estimate the total regular distribution for the second quarter of 2005 to be approximately $5.4 million.

     During the three months ended March 31, 2005, we paid dividends totaling $58,072,000 ($0.45 per common share) to the holders of our common stock. Based upon shares outstanding at May 6, 2005 and a quarterly distribution of $0.45 per share, which was declared by the Board of Directors on May 5, 2005 and payable on June 30, 2005, we estimate a dividend payment with respect to our common stock of approximately $58.3 million for the second quarter of 2005.

     CAPITAL IMPROVEMENT REQUIREMENTS: For 2005, we budgeted approximately $50 million for capital improvements. During the three months ended March 31, 2005, we incurred capital improvements of approximately $6.8 million. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities.

     DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our debt, all of which is fixed rate. At March 31, 2005, we had total outstanding debt of approximately $152.7 million. See Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings.

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

     In 2005 through May 6, 2005, we have acquired ten self-storage facilities from third parties for an aggregate of approximately $60.5 million. At May 6, 2005, we are under contract to acquire six additional facilities at an aggregate cost of approximately $30.6 million. Each of these acquisitions is subject to significant contingencies, and there can be no assurance that these facilities will be acquired.

     On January 18, 2005, we acquired an interest in the Consolidated Entities for cash totaling $4,366,000. In addition, on April 22, 2005, in a single transaction we acquired an additional interest in the Consolidated Entities for an aggregate of $32.3 million.

     As described more fully in Note 9 to our March 31, 2005, financial statements, during 2005, PSAC Storage Investors, LLC, our joint venture partner with respect to the Consolidated Development Joint Venture, has the right to cause an early termination of the partnership. If PSAC Storage Investors, LLC exercises its option, one of two scenarios may transpire: (i) the properties in the venture will be sold and the partnership liquidated in accordance with the partnership agreement or (ii) we may exercise our option to acquire our partner's interest in the partnership. We estimate the value of our Partner's interest to be approximately $105 million in November 2005.

     At March 31, 2005 we have a development "pipeline" of 45 projects consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $206.2 million. At March 31, 2005, we have acquired the land for 42 of these projects, which have an aggregate estimated cost of approximately $191.3 million, and costs incurred as of March 31, 2005 of approximately $40.1 million. The remaining facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

     The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $165.7 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY (AS OF MARCH 31, 2005)

                                                    Number     Net        Total estimated  Costs incurred
                                                      of     rentable      development         through         Costs to
                                                   projects   sq. ft.        cost              3/31/05         complete
                                                 ----------  ----------  -------------     ----------------  ---------------
                                                              (Amounts in thousands, except numbers of projects)
  Facilities currently under construction:
    Self-storage facilities                            4          283      $   28,478       $   13,809       $   14,669
    Expansions and other enhancements to
     existing self-storage facilities                  9          476          22,746            6,445           16,301
                                                 ----------  ----------  -------------     ----------------  ---------------
                                                      13          759          51,224           20,254           30,970

  Facilities awaiting  construction,  where land
     is acquired:
    Self-storage facilities                            3          271          46,211           17,957           28,254
    Expansions and other enhancements to
     existing self-storage facilities                 26        1,774          93,914            1,936           91,978
                                                 ----------  ----------  -------------     ----------------  ---------------
                                                      29        2,045         140,125           19,893          120,232

  Self-storage facilities awaiting
    construction, where land has not yet been
    acquired                                           3          104          14,875             398            14,477
                                                 ----------  ----------  -------------     ----------------  ---------------
  Total Development Pipeline                          45        2,908      $  206,224       $   40,545       $  165,679
                                                 ==========  ==========  =============     ================  ===============

     Included in the 35 "expansions and other enhancements of existing self-storage facilities" are 18 projects associated with the conversion of industrial space, previously used by the discontinued containerized storage operations, into self-storage space. The total amount of self-storage space to come on line from these 18 conversions is approximately 1,323,000 net rentable square feet of traditional self-storage space at a cost of $48,355,000. Also included are enhancements which, while they do not add significant incremental square footage, improve the visual and structural appeal of our existing self-storage facilities.

     REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. For the three months ended March 31, 2005, we repurchased 52,000 shares of our common stock for approximately $2,971,000.

     From the initial  authorization through May 6, 2005, we have repurchased a
total  of  22,169,720   shares  of  common  stock  at  an  aggregate   cost  of
approximately $565.1 million.

ITEM 2A.   RISK FACTORS
-----------------------

     In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2004, you should consider the following factors in evaluating the Company:

THE  HUGHES  FAMILY  COULD  CONTROL US AND TAKE  ACTIONS  ADVERSE TO OTHER
SHAREHOLDERS.

     At May 6, 2005, the Hughes family owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

     Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At March 31, 2005, our debt of $152.7 million was 2.9% of our total assets.

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

o     changes in tax, real estate and zoning laws; and

o     tenant claims.

     In addition, we self-insure certain of our property loss, liability, and workers compensation risks that other real estate companies may use third-party insurers for. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 15 to our consolidated financial statements at March 31, 2005 under "Insurance and Loss Exposure."

     There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 93% of our revenue for the three months ended March 31, 2005. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

     Delays in development and fill-up of our properties would reduce our profitability. Since January 1, 2001, we have opened 48 newly developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $507.9 million. In addition, at March 31, 2005 we had 44 projects in development that are expected to be completed in approximately the next two years. These 44 projects have total estimated costs of $203.5 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

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

     The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During the three months ended March 31, 2005, and the full years ended December 31, 2004 and 2003, PSIC received $259,000, $1,069,000, and $1,017,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. PSIC has no contractual right to provide tenant reinsurance to the Canadian Facilities and there is no assurance that these premiums will continue.

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

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

     Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred an operating loss of $10,058,000 in 2002, and generated operating profits of $2,543,000 in 2003, $684,000 in 2004 and $920,000 for the three months ended March 31, 2005. Since 2002, PSPUD closed or consolidated all but 12 facilities that were deemed not strategic to our business plan.

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

     Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At March 31, 2005, our debt as a percentage of total shareholders' equity (based on book values) was 3.4%.

     Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates:
Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010 and Series E - April 27, 2010. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per share (or depositary share in the case of the Series Q through Series X, Series Z and Series A through Series
E), plus accrued and unpaid dividends through the redemption date.

     Our market risk sensitive instruments include notes payable, which totaled $152.7 million at March 31, 2005. All of the Company's debt bears interest at fixed rates. See Note 7 to the consolidated financial statements at March 31, 2005 for approximate principal maturities of the notes payable at March 31, 2005.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

     The information set forth under the heading "Legal Matters" in Note 14 to the Consolidated Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

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


ISSUER PURCHASES OF EQUITY SECURITIES:
                                                                         Total Number of      Maximum Number of
                                                                       Shares Purchased as     Shares that May
                                        Total Number                     Part of Publicly     Yet Be Purchased
                                         of Shares     Average Price    Announced Plans or   Under the Plans or
Period Covered                           Purchased     Paid per Share        Programs             Programs
-------------------------------------  -------------- ---------------- -------------------- --------------------

January 1 through January 31, 2005                 -     $     -              22,117,720           2,882,280

February 1 through February 28, 2005               -           -              22,117,720           2,882,280

March 1 through March 31, 2005                52,000          57.13           22,169,720           2,830,280
                                       -------------- ---------------- -------------------- --------------------
    Total                                     52,000     $    57.13
                                       ============== ================


     See Notes 9, 10 and 15 to the consolidated financial statements for additional information on repurchases and redemptions of equity securities.

ITEM 6.    EXHIBITS
           ---------

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

3.11 Amendment to Certificate of Determination of Preferences of 9.50% Cumulative Preferred Stock, Series D. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

3.12 Certificate of Determination for the 10% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A/A Registration Statement relating to the 10% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.13  Amendment  to  Certificate  of  Determination   for  the  10%  Cumulative
      Preferred Stock, Series E. Filed with Registrant's Current Report on Form 8-K dated April 25, 2005 and incorporated herein by reference.

3.14 Certificate of Determination for the 9.75% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A/A Registration Statement relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.15  Registration Statement No. 33-63947 and incorporated herein by reference.

3.16 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 33-63947 and incorporated herein by reference.

3.17 Certificate of Determination for the 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.18 Certificate of Determination for the 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.19 Certificate of Determination for the Convertible Preferred Stock, Series CC. Filed with Registrant's Registration Statement No. 333-03749 and incorporated herein by reference.

3.20 Certificate of Correction of Certificate of Determination for the Convertible Participating Preferred Stock. Filed with Registrant's Registration Statement No. 333-08791 and incorporated herein by reference.

3.21 Certificate of Determination for 8-5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.22 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-18395 and incorporated herein by reference.

3.23 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

3.24 Certificate of Determination for Equity Stock, Series AA. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.25 Certificate Decreasing Shares Constituting Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.26 Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.27 Certificate of Determination for 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.28  Certificate of Correction of Certificate of  Determination  for the 8.25%
      Convertible   Preferred  Stock.  Filed  with  Registrant's   Registration
      Statement No. 333-61045 and incorporated herein by reference.

3.29 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.30 Certificate of Determination for 8-1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.31  Certificate of Determination for 8.75% Cumulative Preferred Stock, Series
      M. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

3.32 Certificate of Determination for Equity Stock, Series AAA. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

3.33  Certificate of Determination for 9.5% Cumulative  Preferred Stock, Series
      N. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

3.34 Certificate of Determination for 9.125% Cumulative Preferred Stock, Series O. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.35  Certificate of Determination for 8.75% Cumulative Preferred Stock, Series
      P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.36 Certificate of Determination for 8.600% Cumulative Preferred Stock, Series, Q. Filed with Registrant's Form 8-A/A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

3.37 Amendment to Certificate of Determination for Equity Stock, Series A. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

3.38 Certificate of Determination for 8.000% Cumulative Preferred Stock, Series R. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R and incorporated herein by reference.

3.39 Certificate of Determination for 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

3.40 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

3.41 Certificate of Determination for 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

3.42 Amendment to Certificate of Determination for 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.43 Certificate of Determination for 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

3.44 Certificate of Determination for 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.45 Certificate of Determination for 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

3.46 Certificate of Determination for the 6.85% Cumulative Preferred Stock, Series Y. Filed with the Registrant's Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.47 Certificate of Determination for 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

3.48 Certificate of Determination for 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

3.49 Certificate of Determination for 6.40% Cumulative Preferred Stock, Series NN. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.50 Certificate of Determination for 7.125% Cumulative Preferred Stock, Series B. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B and incorporated herein by reference.

3.51  Certificate of Determination for 6.60% Cumulative Preferred Stock, Series
      C. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

3.52  Certificate of Determination for 6.18% Cumulative Preferred Stock, Series
      D. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.53  Certificate of Determination for 6.75% Cumulative Preferred Stock, Series
      E. Filed with Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.54 Bylaws, as amended. Filed with Registrant's Registration Statement No. 33-64971 and incorporated herein by reference.

3.55  Amendment  to Bylaws  adopted  on May 9, 1996.  Filed  with  Registrant's
      Registration   Statement  No.  333-03749  and   incorporated   herein  by
      reference.

3.56  Amendment  to Bylaws  adopted on June 26, 1997.  Filed with  Registrant's
      Registration   Statement  No.  333-41123  and   incorporated   herein  by
      reference.

3.57  Amendment to Bylaws adopted on January 6, 1998.  Filed with  Registrant's
      Registration   Statement  No.  333-41123  and   incorporated   herein  by
      reference.

3.58 Amendment to Bylaws adopted on February 10, 1998. Filed with Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.59 Amendment to Bylaws adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.60 Amendment to Bylaws adopted on May 6, 1999. Filed with Registrants' Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

3.61 Amendment to Bylaws adopted on November 7, 2002. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.62 Amendment to Bylaws adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.63 Amendment to Bylaws adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

3.64 Amendment to Bylaws adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

10.12*Employment  Agreement between  Registrant and B. Wayne Hughes dated as of
      November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31,1995 and incorporated herein by reference.

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

10.21*Storage Trust Realty 1994 Share Incentive Plan.  Filed with Storage Trust
      Realty's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.22*Amended and Restated Storage Trust Realty Retention Bonus Plan effective as of November 12, 1998. Filed with Registrant's Registration Statement No. 333-68543 and incorporated herein by reference.

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

10.31*Registrant's 2000  Non-Executive/Non-Director  Stock Option and Incentive
      Plan. Filed with Registrant's Registration Statement No, 333-52400 and incorporated herein by reference.

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

10.33*Registrant's 2001  Non-Executive/Non-Director  Stock Option and Incentive
      Plan. Filed with Registrant's Registration Statement No. 333-59218 and incorporated herein by reference.

10.34*Registrant's   2001  Stock  Option  and   Incentive   Plan.   Filed  with
      Registrant's Registration Statement No. 333-59218 and incorporated herein by reference.

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

10.41*Employment Agreement between Registrant and Harvey Lenkin dated as of August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

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

10.53*Form of 2001 Stock Option and Incentive Plan  Non-qualified  Stock Option
      Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

1054* Form of  Restricted  Stock Unit  Agreement.  Filed with the  Registrant's
      Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.55*Form of 2001 Stock  Option and  Incentive  Plan  Outside  Director  Stock
      Option Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.56*Form of  Indemnification  Agreement with Executive  Officers.  Filed with
      Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.57 Deposit Agreement dated as of April 27, 2005 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a
      Share  of  6.75%  Cumulative   Preferred  Stock,  Series  E.  Filed  with
      Registrant's Form 8-A Registration Statement relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

---------------------------------

*     Compensatory benefit plan or arrangement or management contract.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DATED:     May 10, 2005

                                 PUBLIC STORAGE, INC.

                                 By:        /s/  John Reyes
                                            ------------------
                                            John Reyes
                                            Senior Vice President and Chief
                                            Financial Officer Principal
                                            financial officer and duly
                                            authorized officer)