Form 10-Q
period 2005-06-30
PUBLIC STORAGE INC /CA
filed 2005-08-09
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       or

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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2005:

Common Stock, $.10 Par Value -  129,142,443 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,744,193 depositary shares (representing 8,744.193 shares of Equity Stock, Series A)

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                          Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              June 30, 2005 and December 31, 2004                             1

           Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2005 and 2004               2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Six Months Ended June 30, 2005                          3

           Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2005 and 2004                 4

           Notes to Condensed Consolidated Financial Statements          5 - 34

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations             35 - 61

Item 2A.   Risk Factors                                                 61 - 66

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        66

Item 4.    Controls and Procedures                                           67

PART II.   OTHER INFORMATION (Items 3 and 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                 68

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       68

Item 4.    Submission of Matters to a Vote of Security Holders               69

Item 6.    Exhibits                                                          70

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                          June 30,           December 31,
                                                                                            2005                 2004
                                                                                       ---------------     ---------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................           $     390,431      $    366,255
Real estate facilities, at cost:
   Land......................................................................               1,468,063         1,431,148
   Buildings.................................................................               4,179,369         4,079,602
                                                                                       ---------------     ---------------
                                                                                            5,647,432         5,510,750
   Accumulated depreciation..................................................              (1,406,564)       (1,320,200)
                                                                                       ---------------     ---------------
                                                                                            4,240,868         4,190,550
   Construction in process...................................................                  41,296            47,277
   Land held for development.................................................                   8,404             8,883
   Real estate assets held for disposition, net of accumulated depreciation..                   1,430                 -
                                                                                       ---------------     ---------------
                                                                                            4,291,998         4,246,710

Investment in real estate entities...........................................                 329,148           341,304
Goodwill.....................................................................                  78,204            78,204
Intangible assets, net.......................................................                 101,383           104,685
Other assets.................................................................                  65,479            67,632
                                                                                       ---------------     ---------------
              Total assets...................................................           $   5,256,643      $  5,204,790
                                                                                       ===============     ===============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................           $     116,147      $    129,519
Debt to joint venture partner................................................                  35,610            16,095
Preferred stock called for redemption........................................                       -            54,875
Accrued and other liabilities................................................                 152,163           145,431
                                                                                       ---------------     ---------------
         Total liabilities...................................................                 303,920           345,920
Minority interest:
   Preferred partnership interests...........................................                 225,000           310,000
   Other partnership interests...............................................                 100,756           118,903
Commitments and contingencies (Note 14)......................................                       -                 -
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,691,236 shares issued (in series) and outstanding, (3,980,186 at
     December 31, 2004) at liquidation preference............................               2,320,900         2,102,150

   Common Stock, $0.10 par value, 200,000,000 shares authorized 127,975,653 shares
     issued and outstanding (128,526,450 at December 31, 2004)...............                  12,798            12,853
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,744.193 shares issued and outstanding (8,776.102 at December 31, 2004)                       -                 -
   Paid-in capital...........................................................               2,440,152         2,457,568
   Cumulative net income.....................................................               2,937,550         2,732,873
   Cumulative distributions paid.............................................              (3,084,433)       (2,875,477)
                                                                                       ---------------     ---------------
         Total shareholders' equity..........................................               4,626,967         4,429,967
                                                                                       ---------------     ---------------
              Total liabilities and shareholders' equity.....................           $   5,256,643      $  5,204,790
                                                                                       ===============     ===============


                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)


                                                                                Three Months Ended              Six Months Ended
                                                                                     June 30,                       June 30,
                                                                           -----------------------------  --------------------------
                                                                               2005           2004           2005          2004
                                                                           -------------   -------------  ------------  ------------
Revenues:
     Rental income:
         Self-storage facilities.........................................   $   235,363    $   212,905    $   462,812   $   418,777
         Commercial properties...........................................         2,927          2,731          5,775         5,357
         Containerized storage facilities................................         3,988          5,245          7,825        10,051
     Tenant reinsurance premiums.........................................         6,251          6,093         12,167        12,056
     Interest and other income...........................................         5,767          2,583          9,322         3,940
                                                                           -------------   -------------  ------------  ------------
                                                                                254,296        229,557        497,901       450,181
                                                                           -------------   -------------  ------------  ------------
Expenses:
     Cost of operations:
         Self-storage facilities.........................................        80,438         74,437        162,121       149,951
         Commercial properties...........................................         1,043          1,041          2,170         2,169
         Containerized storage facilities................................         3,274          2,894          6,016         5,668
         Tenant reinsurance..............................................         1,566          3,750          4,543         6,885
     Depreciation and amortization.......................................        48,261         44,683         96,219        91,093
     General and administrative..........................................         6,128          4,572         11,269        10,456
     Interest expense....................................................         1,794              -          3,457           100
                                                                           -------------   -------------  ------------  ------------
                                                                                142,504        131,377        285,795       266,322
                                                                           -------------   -------------  ------------  ------------
Income from continuing operations before equity in earnings of real estate
   entities and minority interest in income..............................       111,792         98,180        212,106       183,859

Equity in earnings of real estate entities (Note 5)......................         4,851          4,405         10,529         8,462
Minority interest in income:
     Preferred partnership interests:
       Based on ongoing distributions....................................        (3,590)        (5,177)        (8,965)      (11,731)
       Special distribution and restructuring allocation (Note 9)........             -              -           (874)      (10,063)
     Other partnership interests.........................................        (4,878)        (4,580)        (9,273)       (8,583)
                                                                           -------------   -------------  ------------  ------------
Income from continuing operations........................................       108,175         92,828        203,523       161,944
Gain on disposition of real estate assets................................            53              -             53             -
Discontinued operations (Note 3).........................................            38           (468)         1,101          (517)
                                                                           -------------   -------------  ------------  ------------
Net income...............................................................   $   108,266    $    92,360    $   204,677   $   161,427
                                                                           =============   =============  ============  ============
Net income allocation:
---------------------
     Allocable to preferred shareholders:
        Based on distributions paid......................................   $    42,147    $    38,780    $    82,560   $    76,822
        Based on redemptions of preferred stock..........................             -              -          1,904         3,723
     Allocable to Equity Stock, Series A.................................         5,356          5,376         10,731        10,751
     Allocable to common shareholders....................................        60,763         48,204        109,482        70,131
                                                                           -------------   -------------  ------------  ------------
                                                                            $   108,266    $    92,360    $   204,677   $   161,427
                                                                           =============   =============  ============  ============
Net income per common share - basic
     Continuing operations...............................................   $      0.47    $     0.38     $      0.84   $     0.55
     Discontinued operations (Note 3)....................................             -             -            0.01            -
                                                                           -------------   -------------  ------------  ------------
                                                                            $      0.47    $     0.38     $      0.85   $     0.55
                                                                           =============   =============  ============  ============
Net income per common share - diluted
     Continuing operations...............................................   $      0.47    $     0.37     $      0.84   $     0.55
     Discontinued operations (Note 3)....................................             -             -            0.01            -
                                                                           -------------   -------------  ------------  ------------
                                                                            $      0.47    $     0.37     $      0.85   $     0.55
                                                                           =============   =============  ============  ============
 Net income per depositary share of Equity Stock, Series A (basic and
 diluted)................................................................   $      0.61    $     0.61     $      1.23   $     1.23
                                                                           =============   =============  ============  ============

Basic weighted average common shares outstanding.........................       127,986        127,632        128,284       127,407
                                                                           =============   =============  ============  ============
Diluted weighted average common shares outstanding.......................       128,618        128,548        128,895       128,375
                                                                           =============   =============  ============  ============
Weighted average shares of Equity Stock, Series A (basic and diluted)....         8,744          8,776          8,760         8,776
                                                                           =============   =============  ============  ============


                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                                 Cumulative
                                                              Preferred Stock    Common Stock    Paid-in Capital
                                                              ---------------    -------------   ---------------
Balances at December 31, 2004.............................     $  2,102,150      $     12,853     $  2,457,568

Issuance of cumulative preferred stock:
   Series D (5,400 shares)..............................            135,000                 -           (4,453)
   Series E (5,650 shares)..............................            141,250                 -           (4,649)

Redemption of cumulative preferred stock, including
redemption costs:
   Series F (2,300,000 shares)............................          (57,500)                -              (17)

Impact of EITF Topic D-42 on redemption of Series N and
Series O preferred units (Note 9).......................                  -                 -              874

Issuance of common stock in connection with:
   Exercise of employee stock options (162,822 shares)....                -                16            5,427
   Vesting of restricted stock (6,266 shares) ............                -                 1               (1)

Stock based compensation expense ......... ...............                -                 -            1,510

Repurchase of common stock (84,000 shares)................                -                (8)          (4,982)

Stock distribution from unconsolidated real estate entities
(635,885 common shares and 31,909 Equity Stock, Series A,
depositary shares) (Note 5)...............................                -               (64)         (11,125)

Net income................................................                -                 -                -

Cash distributions:
   Cumulative preferred stock (Note 10)...................                -                 -                -
   Equity Stock, Series A ($1.23 per depositary share)....                -                 -                -
   Common Stock ($0.90 per share).........................                -                 -                -
                                                              ---------------    -------------   ---------------
Balances at June 30, 2005.................................     $  2,320,900      $     12,798     $  2,440,152
                                                              ===============    =============   ===============



                                                                                                         Total
                                                                 Cumulative Net      Cumulative      Shareholders'
                                                                     Income        Distributions         Equity
                                                                 ---------------   --------------    ---------------
Balances at December 31, 2004.............................        $  2,732,873     $ (2,875,477)     $  4,429,967

Issuance of cumulative preferred stock:
   Series D (5,400 shares)..............................                     -                -           130,547
   Series E (5,650 shares)..............................                     -                -           136,601

Redemption of cumulative preferred stock, including
redemption costs:
   Series F (2,300,000 shares)............................                   -                -           (57,517)

Impact of EITF Topic D-42 on redemption of Series N and
Series O preferred units (Note 9).......................                     -                -               874

Issuance of common stock in connection with:
   Exercise of employee stock options (162,822 shares)....                   -                -             5,443
   Vesting of restricted stock (6,266 shares) ............                   -                -                 -

Stock based compensation expense (Note 12) ...............                   -                -             1,510

Repurchase of common stock (84,000 shares)................                   -                -            (4,990)

Stock distribution from unconsolidated real estate entities
(635,885 common shares and 31,909 Equity Stock, Series A,
depositary shares) (Note 5)...............................                   -                -           (11,189)

Net income................................................             204,677                -           204,677

Cash distributions:
   Cumulative preferred stock (Note 10)...................                   -          (82,560)          (82,560)
   Equity Stock, Series A ($1.23 per depositary share)....                   -          (10,731)          (10,731)
   Common Stock ($0.90 per share).........................                   -         (115,665)         (115,665)
                                                                 ---------------   --------------    ---------------
Balances at June 30, 2005.................................        $  2,937,550     $ (3,084,433)     $  4,626,967
                                                                 ===============   ==============    ===============


                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                   -------------------------------------
                                                                                         2005                 2004
                                                                                   ----------------     ----------------
Cash flows from operating activities:
  Net income..............................................................         $      204,677       $      161,427
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of real estate assets...................................                    (53)                   -
     (Gain)/Loss on sale of assets and impact of EITF Topic D-42 included in
       equity in earnings of real estate entities (Note 5) ...............                 (1,575)              1,017
     Depreciation and amortization........................................                 96,219               91,093
     Depreciation included in equity in earnings of real estate entities..                 17,443               16,534
     Minority interest in income..........................................                 19,112               30,377
     Depreciation and other adjustments associated with discontinued
       operations (Note 3) ...............................................                 (1,075)               1,406
     Other................................................................                 16,674               26,067
                                                                                   ----------------     ----------------
              Total adjustments...........................................                146,745              166,494
                                                                                   ----------------     ----------------
                  Net cash provided by operating activities...............                351,422              327,921
                                                                                   ----------------     ----------------
Cash flows from investing activities:
     Payment on note receivable due from PS Business Parks (Note 13)......                      -              100,000
     Capital improvements to real estate facilities.......................                 (9,370)              (9,644)
     Net acquisition of investments included in other assets (Note 2).....                 (7,960)              (1,665)
     Construction in process..............................................                (26,220)             (31,772)
     Acquisition of minority interests (Note 9)...........................                (36,798)             (24,000)
     Acquisition of real estate facilities................................                (82,456)                   -
     Acquisition of investments in real estate entities...................                (14,901)             (16,134)
     Proceeds from disposition of real estate assets......................                  2,214                    -
     Other investments....................................................                   (670)              (1,266)
                                                                                   ----------------     ----------------
                  Net cash (used in) provided by investing activities.....               (176,161)              15,519
                                                                                   ----------------     ----------------
Cash flows from financing activities:
     Principal payments on notes payable..................................                (13,372)             (40,733)
     Net proceeds from the issuance of common stock.......................                  5,443               29,178
     Net proceeds from the issuance of preferred stock....................                267,148              365,057
     Net proceeds from financing through joint venture (Note 8)...........                 19,197                    -
     Repurchase of common stock...........................................                 (4,990)             (18,234)
     Redemption of preferred units........................................                (85,000)                   -
     Redemption of preferred stock........................................               (112,392)            (230,021)
     Distributions paid to shareholders...................................               (208,956)            (202,328)
     Distributions paid to holders of preferred partnership interests.....                 (8,965)             (11,731)
     Special distribution paid to holders of preferred partnership interests
       (Note 9)...........................................................                      -               (8,000)
     Distributions paid to minority interests, net of reinvestment........                 (9,198)             (10,013)
                                                                                   ----------------     ----------------
                  Net cash used in financing activities...................               (151,085)            (126,825)
                                                                                   ----------------     ----------------
Net increase in cash and cash equivalents.................................                 24,176              216,615
Cash and cash equivalents at the beginning of the period..................                366,255              204,833
                                                                                   ----------------     ----------------
Cash and cash equivalents at the end of the period........................         $      390,431       $      421,448
                                                                                   ================     ================
Supplemental schedule of non-cash investing and financial activities: Retirement of common stock and Equity Stock, Series A, received as a distribution from affiliated entities (Note 5):
       Common stock.......................................................         $          (64)     $             -
       Additional paid-in capital.........................................                (11,125)                   -
       Investment in real estate entities.................................                 11,189                    -


                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

              We invest in real estate facilities by acquiring facilities directly or by acquiring interest in real estate entities that own facilities. At June 30, 2005, we had direct and indirect equity interests in 1,480 self-storage facilities with 90.6 million net rentable square feet located in 37 states operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 19.5 million net rentable square feet of commercial and industrial space located in 10 states.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

              The condensed consolidated financial statements include the accounts of the Company and 36 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,449 real estate facilities, consisting of 1,442 self-storage facilities, three industrial facilities used by the containerized storage operations and four commercial properties. All intercompany transactions among the Company and the Consolidated Entities are eliminated in consolidation.

              At June 30, 2005, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 38 self-storage facilities, which are managed by the Company. In addition, at June 30, 2005, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 17.9 million net rentable square feet of commercial space at June 30, 2005. We do not control these entities; accordingly, our investment in these limited partnerships and PSB (collectively, the "Unconsolidated Entities") are accounted for using the equity method.

              Certain  amounts  previously  reported have been  reclassified  to
     conform  to  the  June  30,  2005  presentation,   including   discontinued
     operations (see Note 3).

     Use of Estimates
     ----------------

              The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

              For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

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

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of individual customers.

              Included in cash and cash equivalents at June 30, 2005 is $5,546,000 ($1,984,000 at December 31, 2004) in cash held by the Company's captive insurance programs. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Our captive insurance programs are conducted by (i) STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company and its affiliates, which is approximately 90.1% owned by the Company and the Consolidated Entities, and (ii) PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a captive insurer formed on December 31, 2003 which is wholly owned by a subsidiary of the Company. Other assets at June 30, 2005 include aggregate investments totaling $28,889,000 ($20,929,000 at December 31, 2004) in held to maturity debt securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair value.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

              In December 2004, we sold seven facilities that we had recently acquired to the Acquisition Joint Venture for an aggregate of $22,993,000 representing our original cost. During the first quarter of 2005, we sold an interest in three additional facilities that we had recently acquired for aggregate proceeds of $27,424,000, representing the Acquisition Joint Venture's acquired share of our original cost. Due to our continuing interest in these facilities and our option to acquire our Partner's investment as described above in year five we are precluded from treating these transactions as completed sales of facilities pursuant to Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Therefore, we continue to reflect these properties and associated operations on our condensed consolidated financial statements.

              We believe that it is likely that we will exercise our option to acquire our joint venture partner's interest and, accordingly, we consider the transactions to be, in substance, debt financing. Our joint venture partner's 70% investment in the Acquisition Joint Venture with respect to the ten properties is therefore reflected as a liability on our condensed consolidated balance sheet, "Debt to Joint Venture Partner," with our joint venture partner's share of operations (an 8.5% return on their investment) reflected on our condensed consolidated income statement as interest expense. The balance of the liability is adjusted each period to equal the current value to the extent fair value exceeds the original liability. See
     Note 8 for a further discussion of these debt amounts.

     Evaluation of Asset Impairment
     ------------------------------

              With respect to goodwill, we evaluate impairment annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No additional impairments were identified from our evaluations as of June 30, 2005.

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

     Other Assets
     ------------

              Other  assets  primarily   consist  of  containers  and  equipment
     associated with the containerized storage operations, assets associated with the truck rental business, accounts receivable, prepaid expenses and investments held by STOR-Re and PSIC-H (discussed below). Accounts receivable from customers are net of allowances for doubtful accounts. Containers and equipment utilized in our containerized storage business totaled $1,627,000 at June 30, 2005 ($4,395,000 at December 31, 2004). The
     carrying amounts are net of accumulated depreciation and asset impairment charges. No impairment charges we recorded during the three and six months ended June 30, 2005 with respect to containers and equipment utilized in the discontinued containerized storage operations.

              Included in depreciation and amortization expense for the three and six months ended June 30, 2005 is $1,851,000 and $3,783,000, respectively, related to other assets, as compared to $1,846,000 and $3,681,000 for the same period in 2004. Included in discontinued operations for the three and six months ended June 30, 2004 is depreciation expense of $227,000 and $506,000, respectively, and $29,000 for the six months ended June 30, 2005 with respect to other assets (none for the three months ended June 30, 2005).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              Other assets at June 30, 2005 include aggregate investments totaling $28,889,000 ($20,929,000 at December 31, 2004) in held to maturity securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair market value.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, prepayments of rents, accrued interest, and losses and loss adjustment liabilities from our insurance programs, as discussed below. Prepaid rent totals $28,268,000 and $26,289,000 at June 30, 2005 and December 31, 2004, respectively.

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

              STOR-Re, which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PSIC-H with respect to these insurance activities for policy periods following April 1, 2004. The Company also utilizes other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 14. STOR-Re and PSIC-H accrue liabilities for estimated covered losses and loss adjustment expense, which at June 30, 2005 totaled $34,324,000 ($34,192,000 at
     December 31, 2004) with respect to insurance provided to the Company and its affiliates.

              PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to April 1, 2004. PSIC-H succeeded PSIC with respect to these tenant insurance activities effective April 1, 2004, and these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant insurance operations. We recorded approximately $1.5 million in accrued losses with respect to estimated insured tenant claims as a result of damage sustained as a result of hurricanes which occurred in the third quarter of 2004. In the three and six months ended June 30, 2005, we reversed approximately $500,000 of this accrual, reducing cost of operations - tenant re-insurance, based upon our current estimate of future unpaid claims. The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $4,133,000 at June 30, 2005 ($4,898,000 at December 31, 2004), which includes the remaining future estimated payments for tenant claims resulting from the aforementioned hurricanes.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              Goodwill is net of accumulated amortization of $16,515,000 at June 30, 2005 and December 31, 2004. At June 30, 2005, property management contracts are net of accumulated amortization of $63,617,000 ($60,315,000 at December 31, 2004). Included in depreciation and amortization expense for each of the three and six month periods ended June 30, 2005 and 2004 is $1,651,000 and $3,302,000, respectively, with respect to the amortization of property management contracts.

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

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year. Television, yellow page, and other advertising expense totaled $8,992,000 and $16,563,000 for the three and six months ended June 30, 2005 and $6,764,000 and $13,608,000 for the same periods in 2004, respectively.

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

     Net Income per Common Share
     ---------------------------

              Distributions paid to the holders of our Cumulative Preferred Stock totaling $42,147,000 and $38,780,000 for the three months ended June 30, 2005 and 2004, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders (dividends to Preferred Stock were $82,560,000 and $76,822,000 for the six months ended June 30, 2005 and 2004, respectively).

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              In conformity with the SEC Observer's clarification, an additional $1,904,000 and $3,723,000 was allocated to preferred stockholders for the six months ended June 30, 2005 and 2004, respectively, for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock (none for the three months ended June 30, 2005 or 2004). It is our policy to record such allocations at the time the securities are called for redemption.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A, was allocated net income of $5,356,000 and $5,376,000 for the three months ended June 30, 2005 and 2004, respectively, and $10,731,000 and $10,751,000 for the six months ended June 30, 2005 and 2004, respectively. The remaining $60,763,000 and $48,204,000 for the three months ended June 30, 2005 and 2004, respectively, was allocated to the regular common shareholders ($109,482,000 and $70,131,000, respectively, for the six months ended June 30, 2005 and 2004).

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities as described in Note 10 for all periods presented, as these shares of common stock are eliminated in consolidation.

3.   Discontinued Operations
     -----------------------

              We segregate all of our disposed components that have operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              During 2002, 2003, and 2004, we closed a total of 43 containerized storage facilities that were determined to be non-strategic (the "Closed Facilities"). As the decision was made to close each facility, the related assets were evaluated for recoverability and asset impairment charges were recorded for the excess of these assets' net book value over their fair value (less costs to sell), determined based upon recent selling prices for similar assets. An asset impairment charge of $169,000 was recorded with respect to one facility closed during the three months ended March 31, 2004 and expenses associated with lease terminations were recorded during the three months ended June 30, 2004 in the amount of $416,000 (no asset impairment or lease termination charges were recorded in the three or six month periods in 2005).

              During the first quarter of 2005, we sold the non-real estate assets of six of the Closed Facilities, resulting in a gain on sale of approximately $1,143,000.

              During July 2005, in an eminent domain proceeding, one of our self-storage facilities located in the Portland, Oregon market was condemned (the "Eminent Domain Facility"). We expect to receive the proceeds from the disposal of this facility during the third quarter of 2005, resulting in a gain of approximately $5 million. The operations of this facility have been reclassified as "discontinued operations" on our June 30, 2005 income statement and "real estate held for disposition" on our balance sheet, and included under the "Eminent Domain Facility" in the table below.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              During the fourth quarter of 2004, we sold a commercial property (the "Sold Commercial Facility") to a third party and recorded a gain on sale of $971,000. The historical operating results of this facility are reported as discontinued operations, and are presented in the table below as the "Sold Commercial Facility."

              The following table summarizes the historical operations of each component of our discontinued operations:

Discontinued Operations:
                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   --------------------     --------------------
                                     2005        2004         2005        2004
                                   --------   ---------     ---------   --------
                                              (Amounts in thousands)
Rental income (a):
  Closed Facilities............... $     -      $1,925      $    95      $4,527
  Eminent Domain Facility.........     155         167          300         340
  Sold Commercial Facility........       -         105            -         174
                                   --------   ---------     ---------   --------
Total rental income...............     155       2,197          395       5,041
                                   --------   ---------     ---------   --------
Cost of operations (a):
  Closed Facilities...............       -      (1,797)        (194)     (4,022)
  Eminent Domain Facility.........     (96)        (45)        (175)        (93)
  Sold Commercial Facility........       -         (24)           -         (37)
                                   --------   ---------     ---------   --------
Total cost of operations..........     (96)     (1,866)        (369)     (4,152)
                                   --------   ---------     ---------   --------
Depreciation expense (a):
  Closed Facilities...............       -        (335)         (29)       (725)
  Eminent Domain Facility.........     (21)        (24)         (39)        (47)
  Sold Commercial Facility........       -         (24)           -         (49)
                                   --------   ---------     ---------   --------
Total depreciation ...............     (21)       (383)         (68)       (821)
                                   --------   ---------     ---------   --------
Other items (b)...................       -        (416)       1,143        (585)
                                   --------   ---------     ---------   --------
Net discontinued operations (c)... $    38      $ (468)     $ 1,101      $ (517)
                                   ========   =========     =========   ========

(a) These amounts represent the historical operations of the Closed Facilities, the Eminent Domain Facility and the Sold Commercial Facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) During the three months ended March 31, 2005, non-real estate assets of the Closed Facilities were sold, resulting in a gain on sale of approximately $1,143,000. Shutdown expenses for the six months ended June 30, 2004 were $585,000, including $169,000 in asset impairment charges and $416,000 in other expenses recorded with respect to the Closed Facilities.

(c) Earnings per share for the six months ended June 30, 2005 were increased by $0.01 per share (no impact for the three months ended June 30, 2005 or for the three and six months ended June 30, 2004) due to the impact from discontinued operations. 4.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

4.   Real Estate Facilities
     ----------------------

              Activity in real estate facilities is as follows:

                                                               Six Months Ended
                                                                 June 30, 2005
                                                               -----------------
                                                                 (In thousands)
Operating facilities, at cost:
   Balance at December 31, 2004........................        $    5,510,750
   Newly developed facilities opened for operations....                31,632
   Acquisition of real estate facilities...............                82,456
   Acquisition of minority interest (Note 9)...........                18,576
   Transfer  to real  estate  held  for  disposition  -
     eminent domain (Note 3)...........................                (2,789)

   Dispositions........................................                (2,563)
   Capital improvements................................                 9,370
                                                               -----------------
   Balance at June 30, 2005............................             5,647,432
                                                               -----------------
Accumulated depreciation:
   Balance at December 31, 2004........................            (1,320,200)
   Additions...........................................               (89,173)
   Transfer  to real  estate  held  for  disposition  -
     eminent domain (Note 3)...........................                 1,359
   Dispositions........................................                 1,450
                                                               -----------------
   Balance at June 30, 2005............................            (1,406,564)
                                                               -----------------
Construction in process:
   Balance at December 31, 2004........................                47,277
   Current development.................................                26,220
   Transfer to land held for development...............                  (569)
   Newly developed facilities opened for operations....               (31,632)
                                                               -----------------
   Balance at June 30, 2005............................                41,296
                                                               -----------------
Land held for development:
   Balance at December 31, 2004........................                 8,883
   Dispositions........................................                (1,048)
   Transfer from construction in process...............                   569
                                                               -----------------
   Balance at June 30, 2005............................                 8,404
                                                               -----------------
Real estate held for disposition:
   Balance at December 31, 2004........................                     -
   Transfers from land, building and accumulated
     depreciation (Note 3) ............................                 1,430
                                                               -----------------
   Balance at June 30, 2005............................                 1,430
                                                               -----------------
Total real estate facilities at June 30, 2005..........        $    4,291,998
                                                               =================

              During the six months ended June 30, 2005, we opened two newly developed self-storage facilities (125,000 net rentable square feet) for an aggregate cost of $11,423,000 MDA. We also completed three projects which converted 123,000 square feet of space previously used by our containerized storage business into 172,000 net rentable square feet of self-storage space for an aggregate cost of $6,839,000. In addition, we completed three expansion projects to existing self-storage facilities adding 117,000 net rentable square feet for an aggregate of $12,829,000, and we incurred trailing development costs with respect to development projects completed in prior years, for an aggregate net cost of $541,000.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              During the six months ended June 30, 2005, we disposed of various parcels of land for an aggregate of $2,214,000, recording a gain on sale of approximately $53,000.

              In addition, during the six months ended June 30, 2005, we acquired 14 self-storage facilities from third parties at an aggregate cost of $82,456,000 in cash (937,000 net rentable square feet).

              Construction in process at June 30, 2005 consists primarily of seven self-storage facilities (555,000 net rentable square feet) with costs incurred of $30,118,000 at June 30, 2005 and total estimated costs of $81,157,000, twenty five projects (1,478,000 net rentable square feet) which expand or enhance the visual and structural appeal of our existing self-storage facilities with cost incurred of $5,653,000 at June 30, 2005 and total estimated costs of $110,979,000, and sixteen projects (1,215,000 net rentable square feet) to convert space at former containerized storage facilities into self-storage space with cost incurred of $5,525,000 at June 30, 2005 and total estimated costs of $45,333,000. In addition, we have five parcels of land held for development with total costs of approximately $8,404,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three and six months ended June 30, 2005 was $679,000 and $1,344,000, respectively. Interest capitalized for the three and six months ended June 30, 2004 was $912,000 and $2,037,000, respectively.

5.   Investment in Real Estate Entities
     ----------------------------------

              At June 30, 2005, our investments in real estate entities consist of ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net increase of equity in earnings of $310,000 and $1,575,000 for the three and six months ended June 30, 2005, respectively, as compared to a decrease in equity in earnings of $74,000 and $1,017,000 for the three and six months ended June 30, 2004, respectively. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

              We received cash distributions from our investments for the six months ended June 30, 2005 and 2004, in the amount of $11,496,000 and $9,902,000, respectively. In addition, during the six months ended June 30, 2005, we received a distribution from affiliated entities of 635,885 shares of our common stock and 31,909 depositary shares of our Equity Stock, Series A, with an aggregate book value of $11,189,000.

              The following table sets forth our investments in real estate entities at June 30, 2005 and December 31, 2004, and our equity in earnings of real estate entities for the three and six months ended June 30, 2005 and 2004 (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


                                                                        Equity in Earnings of Real      Equity in Earnings of Real
                                      Investments in Real Estate          Estate Entities for the      Estate Entities for the Six
                                              Entities at               Three Months Ended June 30,       Months Ended June 30,
                                   --------------------------------    ----------------------------    ---------------------------
                                      June 30,         December 31,
                                        2005               2004             2005           2004             2005            2004
                                   ------------       -------------    -------------    -----------    ------------    -----------
  PSB (a).......................   $   284,896        $   284,564       $     3,369     $     3,172    $     7,578     $     5,696
  Acquisition Joint Venture.....         2,837              2,857                (5)              -            (20)              -
  Other Investments ............        41,415             53,883             1,487           1,233          2,971           2,766
                                   ------------       -------------    -------------    -----------    ------------    -----------
    Total.......................   $   329,148        $   341,304       $     4,851     $     4,405    $    10,529     $     8,462
                                   ============       =============    =============    ===========    ============    ===========


(a) Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share of these items resulted in an increase of equity in earnings of $310,000 and $1,575,000 for the three and six months ended June 30, 2005, respectively, as compared to a decrease in equity in earnings of $74,000 and $1,017,000 for the three and six months ended June 30, 2004, respectively.

     Investment in PS Business Parks, Inc.
     -------------------------------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of June 30, 2005. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both June 30, 2005 and December 31, 2004; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at June 30, 2005 ($44.45 per common share of PSB stock), the shares and units had a market value of approximately $565.6 million as compared to a book value of $284.9 million.

              At June 30, 2005, PSB wholly owned approximately 17.9 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for each of the six month periods ended June 30, 2005 and 2004 (as restated for discontinued operations), and the condensed balance sheets of PSB at June 30, 2005 and December 31, 2004. The amounts below represent 100% of PSB's balances and not our pro rata share.

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                         2005            2004
                                                      ------------  ------------
                                                          (Amounts in thousands)
   Total revenue....................................  $  109,506    $  103,858
   Cost of operations and other operating expenses..     (35,308)      (33,131)
   Other income and expense, net....................         818        (2,021)
   Depreciation and amortization....................     (36,965)      (34,061)
   Discontinued operations (a)......................       4,201         1,989
   Minority interest (b)............................      (8,654)      (12,360)
                                                      ------------  ------------
     Net income.....................................  $   33,598    $   24,274
                                                      ============  ============

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          2005          2004
                                                     ------------  -------------
                                                         (Amounts in thousands)
   Total assets (primarily real estate)............. $  1,444,060  $   1,363,829
   Total debt.......................................       11,161         11,367
   Other liabilities................................       48,280         38,453
   Preferred equity and preferred minority interest.      709,100        638,600
   Common equity and common minority interest.......      675,519        675,409

(a) Included in discontinued operations for the six months ended June 30, 2005 is a net gain on disposition of real estate of $3,930,000 as compared to a loss of $168,000 for the same period in 2004.

(b)      Minority  interest  for the six  months  ended  June 30,  2005 and 2004 includes $301,000 and $267,000, respectively, in EITF Topic D-42 charges related to PSB's redemption of preferred units.

     Acquisition Joint Venture
     -------------------------

              As described more fully under "Accounting for Acquisition Joint Venture" in Note 2, we formed a partnership (the "Acquisition Joint Venture") in January 2004 for the purpose of acquiring up to $125 million in existing self-storage facilities from third parties. Through December 31, 2004, the Acquisition Joint Venture had acquired two self-storage facilities directly from third parties at an aggregate cost of $9,086,000, of which our pro rata share was $2,930,000. Our investment in these two facilities is accounted for using the equity method of accounting. In December 2004, we sold seven facilities to the Acquisition Joint Venture as well as interest in three facilities in the first quarter of 2005. Our accounting for these ten facilities is described in Note 2.

              The following table sets forth certain condensed financial information (representing 100% of this entity's balances and not our pro rata share) with respect to the two self-storage facilities acquired by the Acquisition Joint Venture that we account for using the equity method of accounting:

                                                    Six Months Ended
                                                     June 30, 2005
                                                    ----------------
                                                     (Amounts in
                                                     thousands)
   Total revenue................................... $          623
   Cost of operations and other expenses...........           (238)
   Depreciation and amortization...................           (134)
                                                    ----------------
     Net income.................................... $          251
                                                    ================


                                                   At June 30,   At December 31,
                                                       2005           2004
                                                   ------------  ---------------
                                                      (Amounts in thousands)
   Total assets (primarily storage facilities)..... $    9,281    $   9,168
   Liabilities.....................................         83           11
   Partners' equity................................      9,198        9,157

     Other Investments
     -----------------

              During the six months ended June 30, 2005 we had an average common equity ownership of approximately 40% in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              The  following  table  sets  forth  certain  condensed   financial
     information (representing 100% of these entities' balances and not our pro rata share) with respect to Other Investments:


                                                                  Six Months Ended June 30,
                                                              -----------------------------------
                                                                    2005               2004
                                                              ----------------   ----------------
                                                                  (Amounts in thousands)
   Total revenue........................................      $       14,465      $       13,881
   Cost of operations and other expenses................              (4,947)             (4,858)
   Depreciation and amortization........................              (1,006)             (1,128)
                                                              ----------------   ----------------
     Net income.........................................      $        8,512      $        7,895
                                                              ================   ================


                                                                  June 30,         December 31,
                                                                    2005               2004
                                                              ----------------   ----------------
                                                                  (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       50,102      $       58,124
   Other liabilities....................................               1,833               1,853
   Partners' equity.....................................              48,269              56,271



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

              The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at June 30, 2005. At June 30, 2005 and at August 5, 2005, we had no outstanding borrowings on our line of credit.

              At June 30, 2005 and August 5, 2005, we had undrawn standby letters of credit totaling $18,693,000. The beneficiaries of these standby letters of credit were certain insurance companies associated with our captive insurance and tenant insurance activities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

7.   Notes Payable
     -------------

              Notes payable at June 30, 2005 and December 31, 2004 consist of the following:


                                                                         Carrying Amount
                                                                 -------------------------------
                                                                    June 30,       December 31,
                                                                      2005            2004
                                                                 -------------    --------------
                                                                     (Amounts in thousands)
Unsecured senior notes:
  7.66% note due January 2007.............................       $     22,400      $     33,600
Mortgage notes payable:
  7.134% and 8.75%  mortgage  notes  secured by two real estate facilities with a net book value of $11.0 million,  principal and interest  payable  monthly,  due at varying dates between
  October 2009 and September 2028.........................              1,543             1,629

  5.05% mortgage notes (including unamortized note premium of
  $2.1 million) secured by 25 real estate facilities with a net book value of $97.0 million, principal and interest due
  monthly,  due at varying dates  between  October 2010 and May
  2023....................................................             40,036            41,470
  5.25% mortgage notes  (including  unamortized note premium of
  $3.8 million) secured by seven real estate  facilities with a net book value of $91.1  million,  principal and interest due monthly, due at varying dates between June 2011 and July 2013
  ........................................................             52,168            52,820
                                                                 -------------    --------------
         Total notes payable..............................        $   116,147       $   129,519
                                                                 =============    ==============

              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at June 30, 2005.

              We assumed the 5.05% and 5.25% mortgage notes in connection with property acquisitions in 2004. The stated interest rates on the notes range from 5.4% to 8.1% with a weighted average of approximately 6.65%. The notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of 5.05% and 5.25%, an aggregate of approximately $94,693,000, as compared to actual assumed balances aggregating approximately $88,247,000. This premium of approximately $6,446,000 over the principal balance of the notes payable is amortized over the remaining term of the loans based upon the effective interest method. During the six months ended June 30, 2005, $515,000 of the premium was amortized.

              At June 30, 2005, approximate principal maturities of notes payable are as follows:


                                Unsecured
                               Senior Notes       Mortgage Notes        Total
                               -------------      --------------      ----------
                                            (Amounts in thousands)
2005 (remainder of)..........  $          -       $      1,980        $   1,980
2006.........................        11,200              4,539           15,739
2007.........................        11,200              4,783           15,983
2008.........................             -              5,034            5,034
2009.........................             -              5,213            5,213
Thereafter...................             -             72,198           72,198
                               -------------      --------------      ----------
                               $     22,400         $   93,747        $ 116,147
                               =============      ==============      ==========
Weighted average rate........         7.7%               5.2%              5.7%
                               ============       ==============      ==========

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

8.   Debt to Joint Venture Partner
     -----------------------------

              As described more fully in Note 2, we accounted for facilities sold to our Acquisition Joint Venture as financing transactions pursuant to SFAS 66. As a result, the fair value of our joint venture partner's interest in these facilities ($35,610,000 at June 30, 2005 and $16,095,000 at December 31, 2004) is accounted for as debt on our condensed consolidated balance sheets.

              On December 31, 2004, we sold seven self-storage facilities that we had acquired in 2004 from third parties to our Acquisition Joint Venture for $22,993,000, an amount that was equal to fair value and our cost; this transaction increased Debt to Joint Venture Partner by $16,095,000.

              On January 14, 2005, we sold an interest in three additional facilities we had recently acquired for an aggregate amount of $27,424,000, an amount equal to the acquired pro rata share of cost and market value; this transaction increased the Debt to Joint Venture Partner by $19,197,000, representing our Joint Venture Partner's interest in the acquisition.

              A total of  $1,426,000  was  recorded as  interest  expense on our consolidated income statement during the six months ended June 30, 2005, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment); a total of $1,108,000 was paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership documents) during the six months ended June 30, 2005, with the debt balance increasing $318,000.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

     Preferred Partnership Interests
     -------------------------------

              The following table summarizes the preferred partnership units outstanding at June 30, 2005 and December 31, 2004:


                                                          At June 30, 2005              At December 31, 2004
                                                    ------------------------------   --------------------------
                     Earliest        Distribution       Units          Carrying         Units        Carrying
    Series      Redemption Date (a)      Rate        Outstanding        Amount       Outstanding      Amount
--------------  -------------------  ------------   --------------  --------------   ------------   -----------
                                                                      (Amounts in thousands)
Series N......   March 17, 2005           9.500%               -       $       -           1,600     $   40,000
                (b)
Series NN.....           March 17,        6.400%           8,000          200,000          8,000        200,000
                        2010
Series O......   March 29, 2005           9.125%               -                -          1,800         45,000
                (b)
Series Z......         October 12,        6.250%           1,000           25,000          1,000         25,000
                           2009
                                                    --------------  --------------   ------------   -----------
Total                                                      9,000       $ 225,000          12,400     $  310,000
                                                    ==============  ==============   ============   ===========


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

              Income allocated to the preferred minority interests totaled $3,590,000 and $9,839,000 for the three and six months ended June 30, 2005, respectively, as compared to $5,177,000 and $21,794,000 for the same periods in 2004, respectively, comprised of distributions paid and the allocation of income resulting from the application of EITF Topic D-42.

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

              The redemption of these Preferred Units resulted in an increase in income allocated to minority interests and a reduction to the Company's net income during the three months ended March 31, 2005 of $874,000 as a result of the application of the SEC's clarification of EITF Topic D-42 which allocates the excess of the stated amount of the preferred units over their carrying amount to the holders of the redeemed securities. During the first quarter of 2004, income allocated to minority interests was increased by $10,063,000 from (i) the special distribution to the holders of the preferred units ($8,000,000) and (ii) the application of the SEC's clarification of EITF Topic D-42 ($2,063,000).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              Subject to certain  conditions,  the Series NN preferred units are convertible into shares of our 6.400% Series NN Cumulative Preferred Stock and the Series Z preferred units are convertible into shares of our 6.250% Series Z Cumulative Preferred Stock. The holders of the Series Z units have a one-time option, exercisable five years from issuance, to require us to redeem their units for $25,000,000 cash plus unpaid and accrued distributions.

     Other Partnership Interests
     ---------------------------

              The following table sets forth the minority interests at June 30, 2005 and December 31, 2004 (amounts in thousands):


                                                  Minority Interest at
                                             -----------------------------
                                             June 30,         December 31,
               Description                     2005                2004
-----------------------------------------    -----------      ------------
Consolidated Development Joint Venture...    $   62,778       $    64,297
Convertible Partnership Units...........          6,119             6,160
Other consolidated partnerships..........        31,859            48,446
                                             -----------      ------------
Total other partnership interests........    $  100,756       $   118,903
                                             ===========      ============

              Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following table sets forth minority interest in income with respect to the other partnership interests for the three and six months ended June 30, 2005 and 2004 (amounts in thousands):


                                                Minority Interest in Income for the     Minority Interest in Income for the
                                                   Three Months Ended June 30,               Six Months Ended June 30
                 Description                          2005                2004               2005                2004
--------------------------------------------    ---------------   -----------------     --------------      ----------------
Consolidated Development Joint Venture......      $     1,835         $    1,420         $     3,403         $     2,377
Convertible Partnership Units...............               83                 91                 173                 131
Other Consolidated Partnerships.............            2,960              3,069               5,697               6,075
                                                ---------------   -----------------     --------------      ----------------
Total other partnership interests...........      $     4,878         $    4,580         $     9,273         $     8,583
                                                ===============   =================     ==============      =================


              Distributions paid to minority interests with respect to the other partnership interests for the three months ended June 30, 2005 and 2004 were $5,182,000 and $4,401,000, respectively and for the six months ended June 30, 2005 and 2004 were $9,198,000 and $10,013,000, respectively.

     Consolidated Development Joint Venture
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner ("PSAC Storage Investors, LLC") whose partners include a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), to develop approximately $100 million of self-storage facilities and to purchase $100 million of our Equity Stock, Series AAA (see Note 10). At June 30, 2005, the Consolidated Development Joint Venture was fully committed having completed construction on 22 self-storage facilities for a total cost of $108.6 million.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from us and 49% from PSAC Storage Investors, LLC. The accounts of the Consolidated Development Joint Venture are included in our condensed consolidated financial statements. The accounts of PSAC Storage Investors, LLC are not included in our condensed consolidated financial statements. At June 30, 2005, we have no ownership interest in PSAC Storage Investors, LLC. Minority interests primarily represent the total contributions received from PSAC Storage Investors, LLC combined with the accumulated net income allocated to PSAC Storage Investors, LLC, net of cumulative distributions. The amounts included in our financial statements with respect to the minority interest in the Consolidated Development Joint Venture are denoted in the tables above.

              On August 5, 2005, we acquired the third party institutional investor's interest in PSAC Storage Investors, LLC for approximately $41.4 million in cash. The acquisition of this interest gives us the controlling partnership interest in PSAC Storage Investors, LLC and increases our effective ownership in the Consolidated Development Joint Venture to approximately 67%. In addition, the acquisition gives us the ability to acquire the remaining interest in PSAC Storage Investors, LLC, held by Mr. Hughes, on November 17, 2005 for approximately $64.1 million. As a result of our controlling position in PSAC Storage Investors, LLC, we will begin to consolidate the accounts of this partnership commencing in the third quarter of 2005.

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 8.0% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at June 30, 2005). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). As we have assumed the third party institutional investor's rights in this partnership, we therefore have the option, which we intend to exercise, to acquire Mr. Hughes interest in PSAC Storage Investors, LLC on November 17, 2005 for an aggregate of $64.1 million in cash.

              In consolidation, the Equity Stock, Series AAA, owned by the joint venture and the related dividend income have been eliminated.

     Convertible Partnership Units
     -----------------------------

              As of June 30, 2005 and December 31, 2004, one of the Consolidated Entities had approximately 237,935 convertible operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into our common stock at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the six months ended June 30, 2005 and the year ended December 31, 2004, no units were converted.

     Other Consolidated Partnerships
     -------------------------------

              At June 30, 2005, the other consolidated partnerships reflect common equity interests that we do not own in 23 entities having an interest in an aggregate of 89 self-storage facilities. At December 31, 2004, the consolidated partnerships included 24 entities having an interest in an aggregate of 123 self-storage facilities.

              In January 2005, we acquired a portion of the minority interest we did not own in one of the Consolidated Entities for an aggregate of $4,366,000 in cash. The acquisition resulted in the reduction of minority interest by $2,828,000 with the excess of cost over underlying book value ($1,538,000) allocated to real estate.

              In April 2005, we acquired minority interests we did not own in two Consolidated Entities for an aggregate of $32,432,000 in cash. The acquisition resulted in a reduction of minority interest of $15,394,000

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

     with the excess of cost over underlying book value ($17,038,000) allocated to real estate. One of the acquisitions included the remaining minority interest we did not own in one of the Consolidated Entities, accordingly, the entity, owning 34 facilities, is now wholly owned.

              On June 30, 2004, we acquired the remaining minority interest we did not own in one of the Consolidated Entities, for an aggregate of $24,851,000 in cash. This acquisition had the effect of reducing minority interest by $18,312,000, with the excess of cost over underlying book value ($6,539,000) allocated to real estate.

10.  Shareholders' Equity
     --------------------

     Cumulative Preferred Stock

              At June 30, 2005 and December 31, 2004, we had the following series of Cumulative Preferred Stock outstanding:


                                                             At June 30, 2005             At December 31, 2004
                           Earliest                    -----------------------------   ---------------------------
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series              Date (a)          Rate        Outstanding      Amount        Outstanding       Amount
---------------------- --------------    ------------  --------------  -------------   -------------  ------------
                                                                       (Dollar amount in thousands)
Series F                 5/2/05 (b)           9.750%               -    $         -       2,300,000    $    57,500
Series Q                 1/19/06              8.600%           6,900        172,500           6,900        172,500
Series R                 9/28/06              8.000%          20,400        510,000          20,400        510,000
Series S                 10/31/06             7.875%           5,750        143,750           5,750        143,750
Series T                 1/18/07              7.625%           6,086        152,150           6,086        152,150
Series U                 2/19/07              7.625%           6,000        150,000           6,000        150,000
Series V                 9/30/07              7.500%           6,900        172,500           6,900        172,500
Series W                 10/6/08              6.500%           5,300        132,500           5,300        132,500
Series X                 11/13/08             6.450%           4,800        120,000           4,800        120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                 3/5/09               6.250%           4,500        112,500           4,500        112,500
Series A                 3/31/09              6.125%           4,600        115,000           4,600        115,000
Series B                 6/30/09              7.125%           4,350        108,750           4,350        108,750
Series C                 9/13/09              6.600%           4,600        115,000           4,600        115,000
Series D                 2/28/10              6.180%           5,400        135,000               -              -
Series E                 4/27/10              6.750%           5,650        141,250               -              -
                                                       --------------  -------------   -------------  ------------
      Total Cumulative Preferred Stock                     1,691,236    $ 2,320,900       3,980,186    $ 2,102,150
                                                       ==============  =============   =============  ============


(a) Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Stock outstanding at June 30, 2005 are not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Senior Preferred Stock will be redeemable, at our option, in whole or in part, at $25.00 per depositary share (or per share in the case of the Series Y), plus accrued and unpaid dividends.

(b) The Series F Cumulative Preferred Stock was called for redemption on March 31, 2005 and was redeemed in May 2005 along with the unpaid distributions from April 1, 2005 through the redemption date.


              The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

     maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 2005, there were no dividends in arrears and the Debt Ratio was 2.3%.

              Upon issuance of our Preferred Stock, we classify the liquidation value as preferred stock on our consolidated balance sheet with any issuance costs recorded as a reduction to additional paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

              During the first quarter of 2005, we issued our 6.18% Series D Cumulative Preferred Stock for net proceeds of $130,547,000. On April 27, 2005, we issued our 6.75% Cumulative Preferred Stock, Series E, for net proceeds of $136,601,000.

              During the first quarter of 2005, we redeemed our 10.0% Series E Cumulative Preferred Stock for $54,875,000 plus accrued and unpaid dividends. The Series E Cumulative Preferred Stock was called for redemption in December 2004; accordingly, the redemption value of
     $54,875,000 was classified as a liability at December 31, 2004. In addition, on May 2, 2005, we redeemed our 9.75% Series F Cumulative Preferred Stock, which was called for redemption during the first quarter of 2005, for $57,500,000 plus accrued and unpaid dividends and $17,000 of redemption costs.

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

     Equity Stock, Series A
     ----------------------

              At June 30, 2005, we had 8,744,193 depositary shares outstanding (8,776,102 at December 31, 2004), each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). We received 31,909 depositary shares from a distribution from affiliated entities at March 31, 2005 (see
     Note 5). The Equity Stock A ranks on parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be not less than the lesser of: (i) five times the per share dividend on our common stock or
     (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     Equity Stock, Series AAA
     ------------------------

              In  November  1999,  we sold  $100,000,000  (4,289,544  shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed joint venture (the "Consolidated Development Joint Venture"). We control the

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

     joint venture and consolidate its accounts, and accordingly the Equity Stock AAA is eliminated in consolidation. The Equity Stock AAA ranks on a parity with our common stock and junior to the Cumulative Preferred Stock with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share shall be not less than the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions on these shares if no distributions are paid to common shareholders.

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

     Common Stock
     ------------

              During the six months ended June 30, 2005, we issued 169,088 shares of common stock in connection with stock-based compensation. In addition, one of the Consolidated Entities acquired 84,000 shares of our common stock, which were eliminated in consolidation. We also received a distribution of 503,110 shares, and one of the Consolidated Entities received 132,775 shares, of common stock previously held by affiliated entities. The 503,110 shares that we received were retired.

              At June 30, 2005, entities consolidated with the Company owned 1,146,207 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding. The following chart reconciles our legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at June 30, 2005 and December 31, 2004:

Reconciliation of Common Shares Outstanding      At June 30,    At December 31,
-------------------------------------------          2005              2004
                                                 -------------- --------------
Legally issued and outstanding shares.........     129,121,860     129,455,882
Less - Shares owned by the Consolidated
    Entities that are eliminated in
    consolidation (a).........................      (1,146,207)       (929,432)
                                                 -------------- --------------
Reported issued and outstanding shares........     127,975,653     128,526,450
                                                 ============== ==============

              (a) The increase in shares owned by the Consolidated Entities is due to the Consolidated Entities' purchase of 84,000 shares of our common stock during the six months ended June 30, 2005 and one of the Consolidated Entities' receipt of 132,775 shares of our common stock in a distribution from affiliates on March 31, 2005.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

     Dividends
     ---------

              The following table summarizes dividends declared and paid during the six months ended June 30, 2005:

                                         Distributions Per
                                        Share or Depositary
                                               Share         Total Distributions
                                        -------------------  -------------------
Preferred Stock:
----------------
Series E..............................         $0.208          $     457,000
Series F..............................         $0.819              1,884,000
Series Q..............................         $1.075              7,418,000
Series R..............................         $1.000             20,400,000
Series S..............................         $0.984              5,660,000
Series T..............................         $0.953              5,800,000
Series U..............................         $0.953              5,720,000
Series V..............................         $0.937              6,468,000
Series W..............................         $0.813              4,306,000
Series X..............................         $0.806              3,870,000
Series Y..............................         $0.856              1,370,000
Series Z..............................         $0.781              3,516,000
Series A..............................         $0.766              3,522,000
Series B..............................         $0.891              3,874,000
Series C..............................         $0.825              3,796,000
Series D..............................         $0.515              2,781,000
Series E..............................         $0.304              1,718,000
                                                             -------------------
                                                                  82,560,000
Common Stock:
Equity Stock, Series A................         $1.225             10,731,000
Common ...............................         $0.900            115,665,000
                                                             -------------------
   Total dividends....................                         $ 208,956,000
                                                             ===================

              The dividends paid on the common stock amounted to $0.45 per common share and $0.90 per common share for the three and six months ended June 30, 2005, respectively. The dividend rate on the Equity Stock A was $0.6125 per depositary share and $1.225 per depositary share for the three and six months ended June 30, 2005, respectively.

              As previously announced, on August 4, 2005, we increased the quarterly dividend rate on our common stock 11.1% from $0.45 per share to $0.50 per share.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                            -------------------------              ----------------------
                                                               2005           2004       Change       2005         2004     Change
                                                            -----------   -----------  ----------  ----------   ---------  ---------
                                                                                     (Amounts in thousands)
Reconciliation of Net Income by Segment:

Self-storage
  Self-storage net operating income......................   $ 154,925      $ 138,468   $  16,457   $ 300,691    $268,826    $31,865
  Self-storage depreciation..............................     (46,666)       (43,033)     (3,633)    (92,883)    (87,757)    (5,126)
  Equity in earnings - self-storage property operations..       2,250          1,586         664       3,984       3,270        714
  Equity in earnings - depreciation (self-storage) ......        (476)          (384)        (92)       (908)       (778)      (130)
  Discontinued operations (Note 3) ......................          38             98         (60)         86         200       (114)
                                                            -----------   -----------  ----------  ----------   ---------  ---------
      Total self-storage segment net income..............     110,071         96,735      13,336     210,970     183,761     27,209
                                                            -----------   -----------  ----------  ----------   ---------  ---------
  Commercial properties
  Commercial properties net operating income.............       1,884          1,690         194       3,605       3,188        417
  Depreciation and amortization - commercial properties..        (580)          (550)        (30)     (1,159)     (1,110)       (49)
  Equity in earnings - commercial property operations....      16,914         16,601         313      34,128      33,794        334
  Equity in earnings - depreciation (commercial                (8,282)        (7,875)       (407)    (16,535)    (15,756)      (779)
     properties) ........................................
  Discontinued operations (Note 3) ......................           -             57         (57)          -          88        (88)
                                                            -----------   -----------  ----------  ----------   ---------  ---------
      Total commercial property segment net income........      9,936          9,923          13      20,039      20,204       (165)
                                                            -----------   -----------  ----------  ----------   ---------  ---------
  Containerized storage
  Containerized storage net operating income.............         714          2,351      (1,637)      1,809       4,383     (2,574)
  Containerized storage depreciation.....................      (1,015)        (1,100)         85      (2,177)     (2,226)        49
  Discontinued operations (Note 3) ......................           -           (623)        623       1,015        (805)     1,820
                                                            -----------   -----------  ----------  ----------   ---------  ---------
      Total containerized storage segment net income.....        (301)           628        (929)        647       1,352       (705)
                                                            -----------   -----------  ----------  ----------   ---------  ---------
  Tenant Reinsurance
   Tenant reinsurance net income.........................       4,685          2,343       2,342       7,624       5,171      2,453
                                                            -----------   -----------  ----------  ----------   ---------  ---------
  Other items not allocated to segments
  -------------------------------------
  General and administrative and other included in
     equity in earnings..................................      (5,555)        (5,523)        (32)    (10,140)    (12,068)     1,928
  Interest and other income..............................       5,767          2,583       3,184       9,322       3,940      5,382
  General and administrative.............................      (6,128)        (4,572)     (1,556)    (11,269)    (10,456)      (813)
  Interest expense.......................................      (1,794)             -      (1,794)     (3,457)       (100)    (3,357)
  Gain on sale of real estate............................          53              -          53          53           -         53
  Minority interest in income............................      (8,468)        (9,757)      1,289     (19,112)    (30,377)    11,265
                                                            -----------   -----------  ----------  ----------   ---------  ---------
      Total other items not allocated to segments             (16,125)       (17,269)      1,144     (34,603)    (49,061)    14,458
                                                            -----------   -----------  ----------  ----------   ---------  ---------
      Total consolidated net income......................   $ 108,266      $  92,360   $  15,906   $ 204,677    $161,427    $43,250
                                                            ===========   ===========  =========   ==========   =========  =========


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

12.   Stock-Based Compensation
      ------------------------

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

              As of January 1, 2002, we recognize compensation expense for stock-based awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"). We recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002. We disclose, but do not record, stock option expense with respect to stock options granted prior to January 1, 2002 (the "APB 25 Method"). Substantially all stock options are issued to employees.

              For the three and six months ended June 30, 2005 we recorded $214,000 and $427,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $170,000 and $289,000, respectively, for the same periods in 2004. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated per option value of 150,000 stock options granted in the first six months of 2005 was based upon an estimated life of 5 years, a risk-free rate of 3.4%, an expected dividend yield of 7%, and expected volatility of 0.23.

              If we had recorded stock option expense applying the Fair Value Method to all awards, we would have recognized an additional $291,000 for the six months ended June 30, 2004 in stock option compensation expense (none for the same period in 2005). Basic and diluted earnings per share would have been $0.55 and $0.54, respectively, for the six months ended June 30, 2004.

              A total of 150,000 stock options were granted during the six months ended June 30, 2005, 162,822 shares were exercised, and 53,435 shares were forfeited. A total of 1,375,644 stock options were outstanding at June 30, 2005 at an average exercise price of $35.54 (1,441,901 at December 31, 2004 at an average exercise price of $35.08).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

              From December 31, 2004 through June 30, 2005, 156,050 restricted stock units were granted, 44,556 restricted stock units were forfeited, and 9,144 restricted stock units vested. This vesting resulted in the issuance of 6,266 shares of the Company's common stock. In addition, cash compensation was paid to employees in lieu of 2,878 shares of common stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At June 30, 2005, approximately 354,390 restricted stock units were outstanding (252,040 at December 31, 2004). A total of $938,000 and $1,956,000 in restricted stock expense was recorded for the three and six months ended June 30, 2005, respectively ($583,000 and $1,117,000, respectively, for the same periods in 2004) which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as accrued estimated burden to be incurred upon vesting.

13.  Related Party Transactions
     --------------------------

     Relationships and transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 40 self-storage facilities in Canada under the name "Public Storage" pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our common stock outstanding at June 30, 2005. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of approximately 40 self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, have no right to acquire this stock or assets unless the Hughes Family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

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

              The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During the six months ended June 30, 2005 and 2004, PSIC received $526,000 and $513,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since PSIC's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

              The Company and Mr. Hughes are co-general partners in certain of the Consolidated Entities and the Unconsolidated Entities. Mr. Hughes and his family also own limited partnership interests in certain of these partnerships. The Company and Mr. Hughes and his family receive distributions from these partnerships in accordance with the terms of the partnership agreements.

     Other Related Party Transactions
     --------------------------------

              Ronald L. Havner, Jr. is our vice-chairman, chief executive officer, and President, and he is also chairman of the board of PSB. Until August 2003, Mr. Havner was also the Chief Executive Officer of PSB. For 2003 and 2004 services, Mr. Havner was compensated by PSB, as well as by the Company.

              In December 2003, we loaned $100,000,000 to PSB. This loan bore interest at the rate of 1.45% per year. This loan, which was fully repaid on March 8, 2004, was included in Notes Receivable at December 31, 2003.

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $144,000 and $289,000 for the three and six months ended June 30, 2005, respectively, and $144,000 and $282,000, respectively, for the same periods in 2004 in management fees with respect to PSB's property management services.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services. PSB's share of these costs totaled approximately $85,000 and $170,000 for each of the three and six month periods ended June 30, 2005 and 2004, respectively.

              STOR-Re provided limited property and liability insurance to the Company, PSB and our affiliates for losses incurred during policy periods prior to April 1, 2004.

14.  Commitments and Contingencies
     -----------------------------

     Legal Matters

     Serrao v. Public  Storage,  Inc.  (filed April 2003)
     ----------------------------------------------------
     (Superior Court - Orange County)
     --------------------------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              The claim in this case is substantially similar to those in Henriquez v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

              Based upon the uncertainty inherent in any putative class action, the Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted the Company's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, the Company filed a motion to remove the case to federal court. There can be no assurance that this motion will be granted. The Company is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

     Gustavson,  et al v. Public Storage, Inc. (filed June 2003) (Superior Court
     ---------------------------------------------------------------------------
     - Los Angeles County); Potter, et al v. Hughes, et al (filed December 2004)
     ---------------------------------------------------------------------------
     (United States District Court - Central District of California)
     ---------------------------------------------------------------

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

              In June 2003, the Hughes family filed a complaint (Gustavson, et al v. Public Storage, Inc.) for declaratory relief relating to the Company's acquisition of PSIC naming the Company as defendant. The Hughes family is seeking that the court make (i) a binding declaration that the Company either is not entitled to recover profits or other moneys earned by PSIC from November 1995 through December 2001; or alternatively the amounts that the Hughes family should be ordered to surrender to the Company if the court determines that the Company is entitled to recover any such profits or moneys; and (ii) a binding declaration either that the Company cannot establish that the acquisition agreement was not just and reasonable as to the Company at the time it was authorized, approved or ratified; or alternatively the amounts that the Hughes family should surrender to the Company, if the court determines that the agreement was not just and reasonable to the Company at that time. The Hughes family is not seeking any payments from the Company. In the event of a determination that the Hughes family is obligated to pay certain amounts to the Company, the complaint states that they have agreed to be bound by that determination to pay such amounts to the Company.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              In July 2003, the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Justice Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. This matter was tried in June 2005, and post-trial briefing was completed in July 2005. The parties are awaiting the court's decision. We believe that the lawsuit by the Hughes family will ultimately resolve matters relating to PSIC and will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

              At the end of December 2004, the same shareholder referred to above and a second shareholder filed a shareholder's derivative complaint (Potter, et al v. Hughes, et al) naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in the Potter complaint relate to PSIC, the Hughes family's Canadian mini-warehouse operations and the Company's 1995 reorganization. In June 2005, the court granted the defendants' motion to dismiss the Potter complaint with leave to amend complaint. In July 2005, the plaintiffs filed an amended complaint, and the defendants filed a motion to dismiss the amended complaint. The Company believes the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Brinkley et al v. Public Storage,  Inc. (filed April, 2005) (Superior Court
     ---------------------------------------------------------------------------
     of California - Los Angeles County)
     -----------------------------------
     Inhan et al v. Public  Storage,  Inc.  (filed  May,  2005)  (United  States
     ---------------------------------------------------------------------------
     District Court - Southern District of Florida)
     ----------------------------------------------

              The Brinkley plaintiffs are suing the Company on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The Inhan plaintiffs are suing the Company in Florida on behalf of a purported class of property managers who claim they were not compensated for all hours worked. The Inhan suit is based upon the Federal Fair Labor Standards Act. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, in California, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The Company is vigorously contesting the claims in each case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company does not believe that these cases will have any material adverse effect on the results of operations of the Company.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

              Our tenant insurance program, operating through PSIC through March 31, 2004 and through PSIC-H beginning April 1, 2004, reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We reinsure our risks with third-party insurers from any individual event that exceeds a loss of $500,000, up to the policy limit of $10,000,000.

     DEVELOPMENT OF REAL ESTATE FACILITIES

              At June 30, 2005 we have 48 projects (3,248,000 net rentable square feet) in our development pipeline, including seven newly developed self-storage facilities and expansions to 41 existing self-storage facilities, with total estimated development costs of $237.5 million, of which $41.3 million has been spent through June 30, 2005. Development of these facilities is subject to various risks and contingencies.

     ACQUISITION OF REAL ESTATE FACILITIES

              As of August 5, 2005, we were under contract to acquire 11 additional existing self-storage facilities at an aggregate cost of approximately $119.4 million in cash. We anticipate that these acquisitions will be entirely funded by us. Each of these contracts is subject to contingencies, and there is no assurance that any of these facilities will be acquired.

15.  Subsequent Events
     -----------------

              From June 30, 2005 through August 5, 2005, we acquired 3 additional self-storage facilities (235,000 net rentable square feet) at an aggregate cost of approximately $18.2 million in cash. These acquisitions were entirely funded by us.

              In July 2005, we made an unsolicited proposal for the combination of the Company and Shurgard Storage Centers, Inc. (NYSE:SHU) through a merger in which each share of SHU common stock would be exchanged for .80 shares of our common stock. SHU has rejected our proposal, and there is no assurance that any agreement will be reached. If completed on the terms of our proposal, the merger would (1) increase the number of shares of our common stock from approximately 127,975,653 to 165,302,255, (2) increase the liquidation preference of our preferred stock from $2,320,900,000 to $2,457,150,000 and (3) increase our debt from approximately $151,757,000 to an estimated $1,848,150,000 (assuming no prepayment). Our estimate of SHU's debt, preferred and common shares outstanding is from SHU's March 31, 2005 balance sheet included in its quarterly report on form 10-Q for the period ended March 31, 2005.

              SHU has reported that it is a real estate investment trust that operates approximately 630 self-storage facilities in the United States and Europe.

              On August 5, 2005, we acquired the third party institutional investor's interest in PSAC Storage Investors, LLC for approximately $41.4 million in cash. The acquisition of this interest gives us the controlling partnership interest in PSAC Storage Investors, LLC and increases our effective ownership in the Consolidated Development Joint Venture to approximately 67%. In addition, the acquisition gives us the ability to acquire the remaining interest in PSAC Storage Investors, LLC, held by Mr. Hughes, on November 17, 2005 for approximately $64.1 million. As a result of our controlling position in PSAC Storage Investors, LLC, we will begin to consolidate the accounts of this partnership commencing in the third quarter of 2005.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005:

         Net income for the three months ended June 30, 2005 was $108,266,000 compared to $92,360,000 for the same period in 2004, representing an increase of $15,906,000, or 17.2%. This increase is primarily due to improved operations from our self-storage facilities, improved tenant reinsurance operations, and a decrease in income allocated to preferred minority interests due to the redemption of our preferred units in the first quarter of 2005. These items were partially offset by increases in general and administrative, depreciation and interest expense.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $60,763,000 or $0.47 per common share on a diluted basis for the three months ended June 30, 2005 compared to $48,204,000 or $0.37 per common share on a diluted basis for the same period in 2004, representing an increase of $0.10 per common share, or 27.0%. The increases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above. Weighted average diluted shares increased to 128,618,000 for the three months ended June 30, 2005 from 128,548,000 for the three months ended June 30, 2004, due primarily to the exercise of employee stock options.

         For the three months ended June 30, 2005 and 2004, we allocated $42,147,000 and $38,780,000 of our net income, respectively, to our preferred shareholders based on distributions paid.

FOR THE SIX MONTHS ENDED JUNE 30, 2005:

         Net income for the six months ended June 30, 2005 was $204,677,000 compared to $161,427,000 for the same period in 2004, representing an increase of $43,250,000, or 26.8%. This increase is primarily due to improved operations from our self-storage facilities, improved tenant reinsurance operations, an increase in equity in earnings of real estate entities, and a decrease in income allocated to preferred minority interests. These items were partially offset by increases in general and administrative, depreciation and interest expense.

         Minority interest in income declined primarily due to a reduction in redemption and restructuring costs associated with preferred partnership units and a reduction in rates on preferred issues. We allocated income to minority interests pursuant to Emerging Issues Task Force Topic D-42 ("EITF Topic D-42") totaling $874,000 and $2,063,000 for the six months ended June 30, 2005 and 2004, respectively. In addition, we allocated $8.0 million to preferred minority interests in the quarter ended March 31, 2004 as a result of a special distribution associated with a restructuring.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $109,482,000 or $0.85 per common share on a diluted basis for the six months ended June 30, 2005 compared to $70,131,000 or $0.55 per common share on a diluted basis for the same period in 2004, representing an increase of $0.30 per common share, or 54.5%. The increases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above. Weighted average diluted shares increased to 128,895,000 for the six months ended June 30, 2005 from 128,375,000 for the six months ended June 30, 2004, due primarily to the exercise of employee stock options.

         For the six months ended June 30, 2005 and 2004, we allocated $82,560,000 and $76,822,000 of our net income, respectively, to our preferred shareholders based on distributions paid. We also recorded allocations of income to our preferred shareholders with respect to the application of Emerging Issues Task Force ("EITF") Topic D-42 totaling $1,904,000 (or $0.01 per common share) and $3,723,000 (or $0.03 per common share) for the six months ended June 30, 2005 and 2004, respectively.

REAL ESTATE OPERATIONS

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 93% of our total revenues generated for the six months ended June 30, 2005. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,269 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2003 (the "Same Store" facilities, previously referred to as the "Consistent Group" facilities), (ii) 59 facilities that were acquired in 2004 and the first six months of 2005 ( the "Acquired Facilities"),
(iii) 47 facilities that were owned prior to January 1, 2003 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 66 newly-developed facilities that were opened after January 1, 2001 (the "Developed Facilities"):


    Self - storage operations summary:             Three Months Ended June 30,              Six Months Ended June 30,
    ----------------------------------         ------------------------------------    ------------------------------------
                                                                         Percentage                               Percentage
                                                  2005         2004        Change         2005          2004        Change
                                               -----------   ---------- -----------     -----------   ----------  ----------
                                                                      (Dollar amounts in thousands)
 Revenues (a):
    Same Store Facilities (b)...........       $  203,231    $ 194,023      4.7%       $  401,237    $ 382,802       4.8%
    Acquired Facilities (c).............            8,831            -      -              16,327            -       -
    Expansion Facilities (d)............            9,391        8,686      8.1%           18,393       16,957       8.5%
    Developed Facilities (e)............           13,910       10,196     36.4%           26,855       19,018      41.2%
                                               -----------   ---------- ----------     -----------   ----------  ----------
      Total rental income...............          235,363      212,905     10.5%          462,812      418,777      10.5%
                                               -----------   ---------- ----------     -----------   ----------  ----------
 Cost of operations:
    Same Store Facilities...............           67,393       66,722      1.0%          137,146      134,726       1.8%
    Acquired Facilities.................            3,880            -      -               7,308            -       -
    Expansion Facilities................            3,412        3,080     10.8%            6,788        5,941      14.3%
    Developed Facilities................            5,753        4,635     24.1%           10,879        9,284      17.2%
                                               -----------   ---------- ----------     -----------   ----------  ----------
    Total cost of operations............           80,438       74,437      8.1%          162,121      149,951       8.1%
                                               -----------   ---------- ----------     -----------   ----------  ----------
 Net operating income (before depreciation):
    Same Store Facilities...............          135,838      127,301      6.7%          264,091      248,076       6.5%
    Acquired Facilities.................            4,951            -      -               9,019            -       -
    Expansion Facilities................            5,979        5,606      6.7%           11,605       11,016       5.3%
    Developed Facilities................            8,157        5,561     46.7%           15,976        9,734      64.1%
                                               -----------   ---------- ----------     -----------   ----------  ----------
    Total net operating income before
      depreciation......................          154,925      138,468     11.9%          300,691      268,826      11.9%
                                               -----------   ---------- ----------     -----------   ----------  ----------
  Depreciation and amortization.........          (46,666)     (43,033)     8.4%          (92,883)     (87,757)      5.8%
                                               -----------   ---------- ----------     -----------   ----------  ----------
    Net operating income................       $  108,259    $  95,435     13.4%       $  207,808    $ 181,069      14.8%
                                               ===========   ========== ==========     ===========   ==========  ==========
 Number of self-storage facilities (at end
 of period):.............................                                                   1,441        1,378       4.6%
 Net rentable square feet (at end of period
 - in thousands):........................                                                  88,058       83,457       5.5%


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

(c) The Acquired Facilities include 59 facilities containing 4,046,000 net rentable square feet that were acquired after January 1, 2003, and were substantially all mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities include 47 facilities containing 4,161,000 net rentable square feet of self-storage space and 586,000 square feet of containerized storage space. These facilities were owned since January 1, 2003, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet or their conversion into Combination Facilities (described below). Since January 1, 2003, we completed construction on expansion projects to these facilities with a total cost of $41.3 million.

(e) The Developed Facilities include 66 facilities containing 4,986,000 net rentable square feet of self-storage space and 366,000 net rentable square feet of industrial space initially developed for use in containerized storage activities (see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 2001 at a total cost of $516.7 million.

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

         The Same Store Facilities contain approximately 73,913,000 net rentable square feet, representing approximately 84% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities." The following table sets forth additional operating data with respect to the Same Store Facilities:



     SAME STORE FACILITIES                                       Three Months Ended June 30,           Six Months Ended June 30,
     ---------------------                                -------------------------------------  -----------------------------------
                                                                                   Percentage                             Percentage
                                                              2005         2004       Change        2005         2004         Change
                                                          ------------ ------------ -----------  -----------  -----------  ---------
                                                                        (Amounts in thousands except weighted average amounts)
     Revenues:
       Rental income, net of discounts................     $  194,292   $  185,905       4.5%    $  383,799   $  366,515        4.7%
       Late charges and administrative fees collected.          8,939        8,118      10.1%        17,438       16,287        7.1%
                                                          ------------ ------------ -----------  -----------  -----------  ---------
       Total revenues.................................        203,231      194,023       4.7%       401,237      382,802        4.8%

     Cost of operations:
       Property taxes.................................         18,134       17,539       3.4%        37,926       36,726        3.3%
       Payroll expense................................         20,988       20,437       2.7%        42,132       41,100        2.5%
       Advertising and promotion......................          6,783        5,519      22.9%        12,627       11,087       13.9%
       Utilities......................................          3,762        3,824      (1.6)%        8,262        7,897        4.6%
       Repairs and maintenance........................          6,341        6,744      (6.0)%       13,027       12,793        1.8%
       Telephone reservation center...................          2,039        2,895     (29.6)%        3,791        5,655     (33.0)%
       Property insurance.............................          2,241        2,385      (6.0)%        4,253        4,724     (10.0)%
       Other cost of managing facilities..............          7,105        7,379      (3.7)%       15,128       14,744        2.6%
                                                          ------------ ------------ -----------  -----------  -----------  ---------
       Total cost of operations.......................         67,393       66,722       1.0%       137,146      134,726        1.8%
                                                          ------------ ------------ -----------  -----------  -----------  ---------
     Net operating income before depreciation.........        135,838      127,301       6.7%       264,091      248,076        6.5%
     Depreciation.....................................        (38,532)     (37,533)      2.7%       (77,155)     (76,897)       0.3%
                                                          ------------ ------------ -----------  -----------  -----------  ---------
     Net operating income.............................     $   97,306   $   89,768       8.4%    $  186,936   $  171,179        9.2%
                                                          ============ ============ ===========  ===========  ===========  =========
     Gross margin (before depreciation)...............         66.8%        65.6%         1.8%       65.8%        64.8%         1.5%

     Weighted average for the period:
        Square foot occupancy (a).....................         92.1%        91.5%         0.7%       91.0%        90.6%         0.4%
        Realized annual rent per occupied square foot
          (b).........................................     $   11.42    $   11.00        3.8%    $   11.41    $   10.95         4.2%
        REVPAF (c)....................................     $   10.51    $   10.06        4.5%    $   10.39    $    9.92         4.7%

      Weighted average at June 30:
        Square foot occupancy.........................                                               92.4%        91.5%         1.0%
        In place annual rent per occupied square foot                                            $   12.62    $   12.22         3.3%
           (d)........................................
     Total net rentable square feet ..................                                              73,913       73,913         0.0%



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

         During the second quarter of 2005, net operating income for the Same Store Facilities increased 8.4% as compared to the same period in 2004, due to the following:

o REVPAF increased 4.5% from $10.06 per square foot in the second quarter of 2004 to $10.51 in the same period in 2005. This was attributable primarily to a 3.8% increase in realized annual rent per occupied square foot and a 0.7% increase in average occupancy.

o The impact of the increase in revenues was partially offset by a 1.0% increase in cost of operations. This increase is primarily due to increases in advertising and promotion expense, offset by reduced costs from telephone reservation center, property insurance and repairs and maintenance.

o Depreciation increased 2.7% from the second quarter of 2004 to the second quarter of 2005, due primarily to increased depreciation on capital expenditures.

         During the six months ended June 30, 2005, net operating income for the Same Store Facilities increased 9.2% as compared to the same period in 2004, due to the following:

o REVPAF increased 4.7% from $9.92 per square foot in the six months ended June 30, 2004 to $10.39 in the same period in 2005. This was attributable primarily to a 4.2% increase in realized annual rent per occupied square foot and a 0.4% increase in average occupancy.

o The impact of the increase in revenues was partially offset by a 1.8% increase in operating expenses. This increase in cost of operations is primarily due to increases in most categories of operating expenses, with the exception of the telephone reservation center and property insurance, which declined.

o Depreciation increased 0.3% in the six month period ended June 30, 2005 as compared to the same period in 2004, due primarily to increased depreciation on capital expenditures.

ANALYSIS OF REVENUE TRENDS
--------------------------

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

         Going into the third quarter of 2005, we believe that our same store facilities are well positioned for further growth, as occupancy levels were 1.0% higher at June 30, 2005 as compared to the same period in 2004, and in-place annual rental rates were 3.3% higher.

         There can be no assurance that we will achieve our goal of increases in average rental rates, while sustaining our occupancy levels.

ANALYSIS OF EXPENSE TRENDS
--------------------------

         Total cost of operations for the Same Store facilities increased 1.0% in the second quarter of 2005 as compared to the same period in 2004, and only 1.8% for the six months ended June 30, 2005 as compared to the same period in 2004. We expect overall operating expenses for the remainder of the year ended December 31, 2005 to increase at a rate higher than the level of growth experienced in the first six months of 2005.

         We expect our repairs and maintenance expense for the remainder of 2005 and during 2006 to increase from the levels experienced in the first six months of 2005.

         The percentage decrease in telephone reservation center costs will decline on a quarter-over-quarter basis as the year progresses. Initiatives to reduce costs were begun in the third quarter of 2004. Accordingly, year-over year comparisons will become less favorable.

         Property payroll also came in lower than anticipated, in part due to a reduction in workers compensation costs. We have bolstered our safety programs over the past two years and improved our workers compensation claims management skills, and these efforts are starting to have a positive impact on reducing workers compensation claims. While we are hopeful that current trends, which are positive, will continue, we are not certain as to their ultimate outcome or when they will be fully reflected in our operating results.

         Property payroll also benefited from reduced property-level labor hours through our development of a transaction-based staffing model which is used as a basis for all of our labor scheduling.

         The  impact  of  reduced   property-level   hours,  and  lower  workers
compensation costs, was offset partially by the impact of higher average compensation rates.

         Our advertising costs will remain volatile during the remainder of 2005, and were up about 13.9% during the six months ended June 30, 2005 as compared to the same period in 2004, and are expected to continue to remain higher in the remainder of 2005 than it was in the same period in 2004. Media advertising was not used in August 2004 or November 2004. We expect to utilize media advertising in each month for the remainder of 2005, although the markets and frequency will vary.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                                 Three Months Ended
                      ----------------------------------------------------------------------
                        March 31,          June 30,         September 30,       December 31,         Full Year
                      ------------      -------------     ---------------      -------------       ------------
                                      (Amounts in thousands, except for per square foot amounts)
Total rental income:
2005............      $   198,006        $   203,231
2004............      $   188,779        $   194,023         $  198,864          $  198,080        $   779,746

Total cost of operations:
2005............      $    69,753        $    67,393
2004............      $    68,004        $    66,722         $   66,196          $   67,733        $   268,655

Media advertising expense:
2005............      $     3,525        $     2,942
2004............      $     3,293        $     1,959         $    1,989          $    3,061        $    10,302

REVPAF:
2005............      $    10.26         $    10.51
2004............      $     9.77         $    10.06          $    10.32          $    10.27         $    10.11

Weighted  average  realized  annual  rent  per  occupied
square foot for the period:
2005............      $    11.41         $    11.42
2004............      $    10.90         $    11.00          $    11.23          $    11.31         $    11.10

Weighted average occupancy levels for the period:
2005............          89.9%              92.1%
2004............          89.7%              91.5%                91.9%               90.8%              91.0%


ANALYSIS OF REGIONAL TRENDS

         The  following  table  sets  forth  regional  trends in our Same  Store
Facilities:

SAME STORE FACILITIES' OPERATING TRENDS BY REGION:


                                                    Three Months Ended June 30,              Six months ended June 30,
                                               ------------------------------------    --------------------------------------
                                                                         Percentage                                Percentage
                                                  2005          2004       Change        2005          2004          Change
                                               ------------- ----------- ----------    -----------  ------------   ----------
                                                                       (Dollar amounts in thousands)
Rental income:
   Southern California  (126 facilities)..      $   33,297   $   31,038      7.3%      $   65,792   $   61,367        7.2%
   Northern California  (131 facilities)..          25,328       24,409      3.8%          49,833       48,255        3.3%
   Texas  (151 facilities)................          18,172       17,960      1.2%          35,949       35,478        1.3%
   Florida  (126 facilities)..............          19,682       17,700     11.2%          38,792       34,984       10.9%
   Illinois  (88 facilities)..............          14,647       14,249      2.8%          29,164       28,204        3.4%
   Georgia  (58 facilities)...............           6,713        6,321      6.2%          13,406       12,539        6.9%
   All other states  (589 facilities).....          85,392       82,346      3.7%         168,301      161,975        3.9%
                                               ------------- ----------- ----------    -----------  ------------   ----------
Total rental income.......................         203,231      194,023      4.7%         401,237      382,802        4.8%
                                               ------------- ----------- ----------    -----------  ------------   ----------
Cost of operations:
   Southern California....................           7,233        7,267     (0.5)%         14,835       14,660        1.2%
   Northern California....................           6,469        6,373      1.5%          13,009       12,717        2.3%
   Texas..................................           7,992        7,844      1.9%          16,246       16,063        1.1%
   Florida................................           7,084        7,265     (2.5)%         13,792       14,059       (1.9)%
   Illinois...............................           6,132        6,479     (5.4)%         12,907       13,430       (3.9)%
   Georgia................................           2,350        2,356     (0.3)%          4,756        4,570        4.1%
   All other states.......................          30,133       29,138      3.4%          61,601       59,227        4.0%
                                               ------------- ----------- ----------    -----------  ------------   ----------
Total cost of operations..................          67,393       66,722      1.0%         137,146      134,726        1.8%
                                               ------------- ----------- ----------    -----------  ------------   ----------
Net operating income (before depreciation):
   Southern California....................          26,064       23,771      9.6%          50,957       46,707        9.1%
   Northern California....................          18,859       18,036      4.6%          36,824       35,538        3.6%
   Texas..................................          10,180       10,116      0.6%          19,703       19,415        1.5%
   Florida................................          12,598       10,435     20.7%          25,000       20,925       19.5%
   Illinois...............................           8,515        7,770      9.6%          16,257       14,774       10.0%
   Georgia................................           4,363        3,965     10.0%           8,650        7,969        8.5%
   All other states.......................          55,259       53,208      3.9%         106,700      102,748        3.8%
                                               ------------- ----------- ----------    -----------  ------------   ----------
Total net operating income................      $  135,838   $  127,301      6.7%      $  264,091   $  248,076        6.5%
                                               ------------- ----------- ----------    -----------  ------------   ----------
Weighted average square foot occupancy:
   Southern California....................          92.7%        92.1%         0.7%        92.6%        91.1%         1.6%
   Northern California....................          92.0%        89.8%         2.4%        90.7%        89.2%         1.7%
   Texas..................................          90.6%        90.5%         0.1%        89.7%        90.0%        (0.3)%
   Florida................................          93.4%        92.2%         1.3%        92.7%        91.4%         1.4%
   Illinois...............................          91.0%        90.9%         0.1%        89.4%        89.5%        (0.1)%
   Georgia................................          92.9%        91.0%         2.1%        92.0%        90.5%         1.7%
   All other states.......................          92.1%        92.1%         0.0%        90.8%        91.0%        (0.2)%
                                               ------------- ----------- ----------    -----------  ------------   ----------
 Total weighted average occupancy.........          92.1%        91.5%         0.7%        91.0%        90.6%         0.4%
                                               ------------- ----------- ----------    -----------  ------------   ----------



                                                   Three months ended June 30,          Six months ended June 30,
                                                 ---------------------------------     --------------------------------
                                                                        Percentage                           Percentage
                                                   2005         2004       Change       2005        2004        Change
                                                 -----------  --------- ----------     ---------   --------  ----------
REVPAF:
   Southern California...................            $16.28      $15.20    7.1%          $16.08      $15.02      7.1%
   Northern California...................             13.72       13.26    3.4%           13.50       13.11      3.0%
   Texas.................................              7.38        7.31    1.0%            7.31        7.21      1.4%
   Florida...............................             10.47        9.39   11.5%           10.31        9.26     11.3%
   Illinois..............................             10.42       10.20    2.2%           10.39       10.10      2.9%
   Georgia...............................              7.60        7.16    6.2%            7.59        7.09      7.1%
   All other states......................              9.67        9.35    3.4%            9.54        9.19      3.8%
                                                 -----------  --------- ----------     ---------   --------  ----------
Total REVPAF:............................            $10.51      $10.06    4.5%          $10.39       $9.92      4.7%
                                                 -----------  --------- ----------     ---------   --------  ----------
Realized annual rent per occupied square foot:
   Southern California...................            $17.57      $16.51    6.4%          $17.37      $16.49      5.3%
   Northern California...................             14.91       14.77    1.0%           14.89       14.70      1.3%
   Texas.................................              8.15        8.08    0.9%            8.15        8.02      1.6%
   Florida...............................             11.21       10.19   10.0%           11.13       10.13      9.9%
   Illinois..............................             11.45       11.22    2.1%           11.63       11.28      3.1%
   Georgia...............................              8.18        7.86    4.0%            8.24        7.83      5.2%
   All other states......................             10.50       10.16    3.4%           10.50       10.10      4.0%
                                                 -----------  --------- ----------     ---------   --------  ----------
Total realized annual rent per occupied
  square foot:...........................            $11.42      $11.00    3.8%          $11.41      $10.95      4.2%
                                                 -----------  --------- ----------     ---------   --------  ----------


Self-Storage Operations - Acquired Facilities

         The "Acquired Facilities," at June 30, 2005, are comprised of 59 self-storage facilities containing 4,046,000 net rentable square feet that were acquired in 2004 and the first six months of 2005. The following table summarizes operating data with respect to these facilities:

ACQUIRED FACILITIES
                                                      Three Months    Six Months
                                                          Ended         Ended
                                                     June 30, 2005 June 30, 2005
                                                     ------------- -------------

  Rental income:
      Self-storage facilities acquired in 2005....   $      1,377   $     1,877
      Self-storage facilities acquired in 2004....          7,454        14,450
                                                     ------------- -------------
        Total rental income.......................          8,831        16,327
                                                     ------------- -------------
   Cost of operations:
      Self-storage facilities acquired in 2005 ...            674           951
      Self-storage facilities acquired in 2004 ...          3,206         6,357
                                                     ------------- -------------
        Total cost of operations..................          3,880         7,308
                                                     ------------- -------------
   Net operating income (loss) before depreciation:
   -----------------------------------------------
      Self-storage facilities acquired in 2005 ...            703           926
      Self-storage facilities acquired in 2004 ...          4,248         8,093
                                                     ------------- -------------
        Net operating income before depreciation..          4,951         9,019
    Depreciation..................................         (2,191)       (4,063)
                                                     ------------- -------------
        Net operating income......................   $      2,760   $     4,956
                                                     ============= =============
   Weighted average square foot occupancy during the
   period:
      Self-storage facilities acquired in 2005....           82.8%        80.7%
      Self-storage facilities acquired in 2004 ...           87.6%        85.3%
                                                     ------------- -------------
                                                             86.7%        84.6%
                                                     ============= =============

   Number of self-storage facilities (at end of                              59
   period)........................................
   Net rentable square feet (in thousands, at end of
      period).....................................                        4,046
   Cumulative acquisition cost (at end of period).                   $  341,943

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

         In January 2005, we acquired a total of five facilities in New York and one facility in Illinois for an aggregate of $23,751,000 in cash (an aggregate of 367,000 net rentable square feet). During the quarter ended June 30, 2005 we acquired a total of four facilities in New Jersey, two facilities in Illinois and two facilities in Georgia for an aggregate of $58,705,000 (an aggregate of 570,000 net rentable square feet).

         Revenues and expenses for the 2005 acquisitions, in the table above, represent the results of these acquisitions from the respective acquisition dates through June 30, 2005.

         In addition to the 14 facilities acquired in the six months ended June 30, 2005, we acquired three additional facilities for approximately $18.2 million with 235,000 net rentable square feet between July 1, 2005 and August 5, 2005. Also, at August 5, 2005, we are under contract to acquire 11 additional facilities (total approximate net rentable square feet of 886,000) at an aggregate cost of approximately $119.4 million. These acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

Self-Storage Operations - Expansion Facilities

         As a result primarily of expansions to existing self-storage facilities, the net rentable space at certain of our self-storage facilities has changed. Accordingly, the operating results are not comparable on a year over year basis. The operating results for these facilities are presented in the Self-Storage Operations table above under the caption, "Expansion Facilities." Depreciation expense with respect to these facilities amounted to $2,256,000 and $4,372,000 for the three and six months ended June 30, 2005, respectively, as compared to $2,085,000 and $4,142,000 for the same periods in 2004.

         These 47 facilities contain approximately 4,161,000 net rentable square feet of self-storage space at June 30, 2005, and 586,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations". The aggregate construction costs to complete these expansions totaled approximately $41.3 million since January 1, 2003.

         We expect that the Expansion Facilities will continue to provide growth to our earnings into 2005 as we continue to fill the newly added vacant space. The weighted average occupancy level of these facilities was 83.5% and 84.2% for the six months ended June 30, 2005 and 2004, respectively. The decrease in average occupancy levels is partially attributable to the increase in available square footage resulting from expansion of these facilities.

         We have 41 projects to repackage and expand our existing facilities, with an aggregate estimated cost of $156.3 million in our development pipeline at June 30, 2005, which will increase our self-storage space by an aggregate of 2,693,000 net rentable square feet. These activities will result in short-term dilution to earnings. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual and structural appeal, provide an important means to improve the Company's earnings. There can be no assurance about the future level of such expansion and enhancement opportunities, and these projects are subject to contingencies.

Self-Storage Operations - Developed Facilities

         We have 49 newly developed self-storage facilities, and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities") that have not been operating at a stabilized level of operations since January 1, 2003. These newly developed facilities have an aggregate of 4,986,000 net rentable square feet of self-storage space, and 366,000 net rentable square feet of industrial space developed originally for our containerized storage business. Aggregate development cost for these 66 facilities was approximately $516.7 million at June 30, 2005. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities." These facilities are not included in the "Same Store" portfolio because their operations have not been stabilized.

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:

DEVELOPED FACILITIES


                                                         Three Months Ended June 30,                Six Months Ended June 30,
                                                    ---------------------------------------   --------------------------------------
                                                       2005          2004         Change         2005          2004        Change
                                                    -----------   ------------  -----------   -----------   -----------   ---------
                                                                             (Dollar amounts in thousands)
Rental income:
   Self-storage facilities opened in 2005......     $       48    $        -    $       48    $       50    $        -    $      50
   Self-storage facilities opened in 2004......          1,247           138         1,109         2,254           147        2,107
   Self-storage facilities opened in 2003......          3,158         1,987         1,171         6,055         3,386        2,669
   Self-storage facilities opened in 2002 and            5,372         4,646           726        10,524         8,883        1,641
   2001........................................
   Combination facilities......................          4,085         3,425           660         7,972         6,602        1,370
                                                    -----------   ------------  -----------   -----------   -----------   ---------
     Total rental income.......................         13,910        10,196         3,714        26,855        19,018        7,837
                                                    -----------   ------------  -----------   -----------   -----------   ---------
Cost of operations:
   Self-storage facilities opened in 2005......             94             -            94           117             -          117
   Self-storage facilities opened in 2004......            659           310           349         1,178           403          775
   Self-storage facilities opened in 2003......          1,110         1,103             7         2,099         2,130          (31)
   Self-storage facilities opened in 2002 and            1,992         1,933            59         3,980         4,037          (57)
   2001........................................
   Combination facilities......................          1,898         1,289           609         3,505         2,714          791
                                                    -----------   ------------  -----------   -----------   -----------   ---------
     Total cost of operations..................          5,753         4,635         1,118        10,879         9,284        1,595
                                                    -----------   ------------  -----------   -----------   -----------   ---------
Net operating income (loss) before depreciation:
   Self-storage facilities opened in 2005......            (46)            -           (46)          (67)            -          (67)
   Self-storage facilities opened in 2004......            588          (172)          760         1,076          (256)       1,332
   Self-storage facilities opened in 2003......          2,048           884         1,164         3,956         1,256        2,700
   Self-storage facilities opened in 2002 and            3,380         2,713           667         6,544         4,846        1,698
   2001........................................
   Combination facilities......................          2,187         2,136            51         4,467         3,888          579
                                                    -----------   ------------  -----------   -----------   -----------   ---------
   Net operating income before depreciation....          8,157         5,561         2,596        15,976         9,734        6,242
 Depreciation..................................         (3,687)       (3,415)         (272)       (7,293)       (6,718)        (575)
                                                    -----------   ------------  -----------   -----------   -----------   ---------
   Net operating income........................     $    4,470    $    2,146   $     2,324    $    8,683    $    3,016   $    5,667
                                                    ===========   ============  ===========   ===========   ===========   ==========
Weighted average square foot occupancy during the period:
   Self-storage facilities opened in 2005......          31.2%          -             -            25.5%          -            -
   Self-storage facilities opened in 2004......          73.4%         27.4%        167.9%         66.2%         19.6%       237.8%
   Self-storage facilities opened in 2003......          90.4%         68.0%         32.9%         86.8%         59.9%        44.9%
   Self-storage facilities opened in 2002 and            93.4%         92.6%          0.9%         92.3%         90.2%         2.3%
   2001........................................
   Combination facilities......................          77.4%         80.5%         (3.9)%        75.4%         79.6%        (5.3)%
                                                    -----------   ------------  -----------   -----------   -----------   ---------
                                                         84.4%         79.7%          5.9%         82.2%         76.8%         7.0%
                                                    ===========   ============  ===========   ===========   ===========   ==========



DEVELOPED FACILITIES (Continued)
                                                                                      Six Months Ended June 30,
                                                                                   ---------------------------------
                                                                                     2005        2004       Change
                                                                                   ---------    --------    --------
                                                                                    (Dollar amounts in thousands)
Square footage (at end of period):
   Self-storage facilities opened in 2005.....                                         125           -          125
   Self-storage facilities opened in 2004.....                                         507         382          125
   Self-storage facilities opened in 2003.....                                         994         994            -
   Self-storage facilities opened in 2002 and
   2001 (b)...................................                                       1,739       1,706           33
   Combination facilities - industrial space                                           366         607         (241)
   (a)........................................
   Combination facilities - self-storage                                             1,621       1,273          348
   space (a)..................................
                                                                                   ---------    --------    --------
                                                                                     5,352       4,962          390
                                                                                   =========    ========    ========
Number of facilities (at end of period):
   Self-storage facilities opened in 2005.....                                           2           -            2
   Self-storage facilities opened in 2004.....                                           7           5            2
   Self-storage facilities opened in 2003.....                                          14          14            -
   Self-storage facilities opened in 2002 and
   2001.......................................                                          26          26            -
   Combination Facilities  ...................                                          17          17            -
                                                                                   ---------    --------    --------
                                                                                        66          62            4
                                                                                   =========    ========    ========
Cumulative development cost (at end of
period):
   Self-storage facilities opened in 2005.....                                     $ 11,423    $      -    $ 11,423
   Self-storage facilities opened in 2004.....                                       61,558      46,320      15,238
   Self-storage facilities opened in 2003.....                                      107,452     107,452           -
   Self-storage facilities opened in 2002 and
   2001 (b)...................................                                      163,926     160,792       3,134
   Combination Facilities (a) ................                                      172,312     163,825       8,487
                                                                                   ---------    --------    --------
                                                                                   $516,671    $478,389    $ 38,282
                                                                                   ---------    --------    --------


(a) The industrial space was originally developed for use by our containerized storage business. During 2003, 2004, and the first six months of 2005, we have converted industrial space no longer used by the discontinued containerized storage business into traditional self-storage space, at an aggregate cost of $18,135,000.

(b) In the quarter ended September 30, 2004, we expanded an existing self-storage facility that was originally developed in 2002, adding 33,000 net rentable square feet at a cost of $3,134,000.

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

         We believe that our newly developed facilities are affected by the same operating trends noted with respect to our Same Store facilities. However, because such facilities have to attract more new tenants during their stabilization period, they tend to offer lower rates, and move-in discounts have a more pronounced effect upon realized rents because these facilities tend to have a higher proportion of newer tenants. As these facilities approach the targeted occupancy level of approximately 90%, rates are increased, resulting in further improvement in net operating income as the existing tenants, which moved in at lower rates, have their rates increased or are replaced by tenants at higher rates.

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

         The annualized yield on cost for these facilities for the six months ended June 30, 2005, based upon net operating income before depreciation, was approximately 6.2%, which is lower than our ultimate yield expectations. We expect these yields to improve as these facilities continue to fill up.

         Our newly developed facilities have been subject to the same factors denoted above with respect to our same store facilities. The facilities developed in 2001 and 2002 have contributed to our earnings growth, with net operating income before depreciation increasing $1,698,000, or 35.0%, in the six months ended June 30, 2005 as compared to the same period in 2004 ($667,000, or 24.6%, for the quarter ended June 30, 2005 as compared to the same period in
2004). This growth was primarily due to higher rental rates during the 2005 period as compared to the same period in 2004, as the tenant base continues to mature and existing tenants, who moved in at lower rates, have their rates increase or are replaced with higher-rent tenants.

         Properties developed in 2003 had increases in net operating income of $2,700,000 for the six months ended June 30, 2005 as compared to the same period in 2004, through a combination of an increase in average occupancies from 59.9% for the six months ended June 30, 2004 to 86.8% for the same period in 2005, and an increase in rates. The facilities developed in 2004 and 2005 had increases in net operating income, primarily due to the physical fill-up of these facilities.

         With respect to our Combination Facilities, we have been steadily converting this industrial space into self-storage space. As of June 30, 2005, eleven of the 17 Combination Facilities have been converted into entirely self-storage. The remaining six facilities are expected to be converted over the next two years. Weighted average square foot occupancy levels for the Combination Facilities was 77.4% for the quarter ended June 30, 2005 as compared to 80.5% for the same period in 2004, the decrease due to the addition of 348,000 additional net rentable square feet.

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

         We expect that over the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings when also considering financing costs with respect to the invested capital. Furthermore, the 48 expansion and newly developed facilities in our development pipeline, described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 24 months are also expected to negatively impact our earnings until they reach a stabilized occupancy level. Our earnings will continue to be negatively impacted by any future newly developed facilities until they reach a stabilized occupancy level.

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

         The results of our commercial operations are provided in the table below:

Commercial Property Operations:
(excluding discontinued operations)

                                              Three Months Ended June 30,            Six Months Ended June 30,
                                           -----------------------------------   -----------------------------------
                                              2005         2004       Change        2005        2004        Change
                                           ------------ ----------  ----------   ----------- ----------   ----------
Rental income.........................     $    2,927   $   2,731   $     196    $    5,775  $   5,357    $     418
 Cost of operations...................         (1,043)     (1,041)         (2)       (2,170)    (2,169)          (1)
                                           ------------ ----------  ----------   ----------- ----------   ----------
   Net operating income...............          1,884       1,690         194         3,605      3,188          417

 Depreciation.........................           (580)       (550)        (30)       (1,159)    (1,110)         (49)
                                           ------------ ----------  ----------   ----------- ----------   ----------
   Operating income...................     $    1,304   $   1,140   $     164    $    2,446  $   2,078    $     368
                                           ============ ==========  ==========   =========== ==========   ===========



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

CONTAINERIZED STORAGE:
(excluding discontinued operations)

                                            Three Months Ended June 30,          Six Months Ended June 30,
                                          --------------------------------   -----------------------------------
                                             2005       2004      Change       2005        2004       Change
                                          ----------  ---------  ---------   ---------  ----------   -----------
                                                                 (Amounts in thousands)
Rental and other income ............       $ 3,988     $ 5,245    $(1,257)    $ 7,825    $ 10,051     $ (2,226)
Cost of operations..................        (3,274)     (2,894)      (380)     (6,016)     (5,668)        (348)
                                          ----------  ---------  ---------   ---------  ----------   -----------
   Net operating income.............           714       2,351     (1,637)      1,809       4,383       (2,574)

Depreciation expense (a)............        (1,015)     (1,100)        85      (2,177)     (2,226)          49
                                          ----------  ---------  ---------   ---------  ----------   -----------
    Operating income................       $  (301)     $1,251    $(1,552)    $  (368)    $ 2,157     $ (2,525)
                                          ==========  =========  =========   =========  ==========   ===========


(a) Depreciation expense principally relates to the depreciation of containers; however, depreciation expense for the three and six months ended June 30, 2005 includes $243,000 and $524,000, related to real estate facilities compared to $249,000 and $506,000 for the same periods in 2004, respectively.


         Rental and other income includes monthly rental charges, net of discounts, to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods. Rental income decreased to $3,988,000 and $7,825,000 for the three and six months ended June 30, 2005 from $5,245,000 and $10,051,000 for the same period in 2004, primarily as a result of the elimination of these non-core services and a decline in average occupancy. At June 30, 2005, there were approximately 22,500 occupied containers in the continuing facilities as compared to 25,204 at June 30, 2004.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). While the costs associated with the eliminated non-core services were reduced, these reductions were substantially offset by increased marketing expenditures, primarily yellow page advertising.

         There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability. We continue to evaluate the business operations, and additional facilities may be closed.

         Tenant Reinsurance Operations: Through a subsidiary of the Company, we reinsure policies against losses to goods stored by tenants in our self-storage facilities. The tenant reinsurance operations are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations
- tenant reinsurance." Revenues totaled $12,167,000 and $12,056,000 for the six months ended June 30, 2005 and 2004, respectively, and cost of operations totaled $4,543,000 and $6,885,000, respectively. The tenant reinsurance business earned net operating income of $7,624,000 and $5,171,000, respectively.

         An accrual in the amount of $1.5 million was recorded in the quarter ended September 30, 2004 as a result of hurricanes which occurred during the period for estimated tenant claims for insured losses. To date we have paid approximately $500,000 in claims. Based upon historical trends and the lapse of time, during the quarter ended June 30, 2005, we decreased our estimated future claims accrual by $500,000, reducing cost of operations in the quarter.

         Our tenant reinsurance revenues are dependent upon our occupancy level, the level of move-in activity, the level of newly moved in tenants that opt for insurance, and the time that such tenants remain as insured tenants. For the six months ended June 30, 2005 and 2004, approximately 33% and 36%, respectively, of our self-storage tenant base had such policies. Tenant insurance expense is attributable primarily to the level of claims.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are accrued as cost of operations for the tenant reinsurance operations.

         Equity in Earnings of Real Estate Entities: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at June 30, 2005. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the six months ended June 30, 2005 and 2004 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                                -----------------------------------     ----------------------------------
                                                  2005         2004        Change        2005         2004        Change
                                                ----------   ---------    ---------     ---------   ---------     --------
                                                                         (Amounts in thousands)
Property operations:
  PSB ...................................       $16,914       $16,601         $313      $34,128      $33,794         $334
  Acquisition Joint Venture..............            63             -           63          114            -          114
  Other investments (1)..................         2,187         1,586          601        3,870        3,270          600
                                                ----------   ---------    ---------     ---------   ---------     --------
                                                 19,164        18,187          977       38,112       37,064        1,048
                                                ----------   ---------    ---------     ---------   ---------     --------
Depreciation:
  PSB....................................        (8,282)       (7,875)        (407)     (16,535)     (15,756)        (779)
  Acquisition Joint Venture..............           (68)            -          (68)        (134)           -         (134)
  Other investments (1)..................          (408)         (384)         (24)        (774)        (778)           4
                                                ----------   ---------    ---------     ---------   ---------     --------
                                                 (8,758)       (8,259)        (499)     (17,443)     (16,534)        (909)
                                                ----------   ---------    ---------     ---------   ---------     --------
Other: (2)
  PSB (3)................................        (5,263)       (5,554)         291      (10,015)     (12,342)       2,327
  Other investments (1)..................          (292)           31         (323)        (125)         274         (399)
                                                ----------   ---------    ---------     ---------   ---------     --------
                                                 (5,555)       (5,523)         (32)     (10,140)     (12,068)       1,928
                                                ----------   ---------    ---------     ---------   ---------     --------
Total equity in earnings of real estate
entities..................................       $4,851        $4,405         $446      $10,529       $8,462       $2,067
                                                ==========   =========    =========     =========   ==========    ========


(1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and six months ended June 30, 2005 and 2004.

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $121,000 and $244,000 for the three and six months ended June 30, 2005, as compared to $373,000 and $946,000, respectively, for the same periods in 2004.

(3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

         The increase in equity in earnings of real estate entities for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is principally due to our $1,713,000 pro-rata share of PSB's gain on sale of real estate assets for the six months ended June 30, 2005 combined with a reduction in the six months ended June 30, 2004, related to our share of PSB's EITF D-42 charge amounting to $943,000.

         Equity in earnings of PSB represents our pro-rata share (an average of approximately 44% for the six months ended June 30, 2005 and 2004) of the earnings of PSB. Throughout 2004 and the first six months of 2005, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At June 30, 2005, PSB owned and operated 17.9 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at June 30, 2005 pursuant to property management agreements.

         Our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 2 to the Consolidated Financial Statements for the quarter ended June 30, 2005, our pro-rata share of earnings with respect to two of the facilities acquired directly from third parties by the Acquisition Joint Venture in 2004, at an aggregate cost of $9,086,000, are reflected in Equity in Earnings in the table above. Our investment in the Acquisition Joint Venture with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties.

         The "Other Investments" are comprised primarily of our equity in earnings from seven limited partnerships, for which we held an approximately consistent level of equity interest throughout 2004 and the first six months of 2005. These limited partnerships were formed by the Company during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Interest and Other Income." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 5 to the consolidated financial statements for the operating results of these entities for the three and six months ended June 30, 2005 and 2004.

OTHER INCOME AND EXPENSE ITEMS

         INTEREST AND OTHER INCOME: Interest and other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income principally from cash reserves.

         Interest and other income was $5,767,000 and $9,322,000 for the three and six months ended June 30, 2005, respectively, as compared to $2,583,000 and $3,940,000, respectively, for the same periods in 2004. This increase is due primarily to higher interest income on cash balances due to higher average interest rates combined with improved operations of our truck, retail, and property management operations, as described below.

         Included in our interest and other income is net income for our truck, retail, and property management operations approximately $2,250,000 and $1,403,000 for the three months ended June 30, 2005 and 2004, respectively, and $2,959,000 and $1,752,000 for the six months ended June 30, 2005 and 2004, respectively. These increases are due to improved operations of these ancillary activities.

         As discussed more fully in "Liquidity and Capital Resources" below, at June 30, 2005, we had cash balances totaling approximately $390 million, which includes significant proceeds from recent equity issuances. These balances are typically invested in short-term low-risk securities. The future level of interest and other income will be partially dependent upon the timing of our investment of these unused offering proceeds and the level of interest earned on these short-term investments.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $48,261,000 and $96,219,000 for the three and six months ended June 30, 2005, respectively, as compared to $44,683,000 and $91,093,000 for the same period in 2004. The increase in depreciation and amortization for the three and six months ended June 30, 2005 as compared to the same period in 2004 is due primarily to increased depreciation with respect to newly developed and acquired facilities, offset partially by a reduction in depreciation with respect to maintenance capital expenditures.

         Included in depreciation expense with respect to our real estate facilities was $44,759,000 and $89,134,000 for the three and six months ended June 30, 2005, respectively, as compared to $41,186,000 and $84,110,000 for the same period in 2004, respectively. The increase in depreciation and amortization with respect to real estate facilities for the three and six months ended June 30, 2005 as compared to the same period in 2004 is due primarily to an increase in depreciation with respect to newly developed and acquired facilities. Depreciation expense with respect to other assets was $1,851,000 and $3,783,000 for the three and six months ended June 30, 2005, respectively, as compared to $1,846,000 and $3,681,000 for the same period in 2004, respectively. Depreciation expense also includes $1,651,000 and $3,302,000 for each of the three and six months, respectively, ended June 30, 2005 and 2004, relating to the amortization of property management contracts.

         Depreciation and amortization for the three months ended June 30, 2005 with respect to developed and acquired real estate facilities added during the quarter ended June 30, 2005 amounted to approximately $144,000. We expect that the quarterly depreciation and amortization expense, with respect to these facilities, will approximate $450,000 for quarters beginning with third quarter of 2005.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $6,128,000 and $11,269,000 for the three and six months ended June 30, 2005, as compared to $4,572,000 and $10,456,000 for the same period in 2004, representing an increase of approximately $1,556,000 and $813,000, respectively. General and administrative expense principally consists of state income taxes, investor relation expenses and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, stock-based compensation and product research and development expenditures.

         The increase in general and administrative expense for the three and six months ended June 30, 2005 as compared to the same period in 2004 is due to increased restricted stock and stock option expense attributable to additional grants of restricted stock units and stock options, combined with increased professional fees. These impacts were partially offset in the six month period as a results of $450,000 reduction in legal liabilities recorded in the quarter ended March 31, 2005, as well as a decrease in employee termination costs during the six months ended June 30, 2005 as compared to the same period in 2004.

         INTEREST EXPENSE: Interest expense was $1,794,000 and $3,457,000 for the three and six months ended June 30, 2005, respectively, and $100,000 for the six months ended June 30, 2004 (none for the three months ended June 30, 2004). Interest capitalized during the three and six months ended June 30, 2005 was

$679,000 and  $1,344,000,  respectively,  as compared to $912,000 and $2,037,000 for the three and six months ended June 30, 2004. The increase in interest expense is due to (i) $94.7 million in debt assumed, at an average interest rate of approximately 5.2%, in connection with property acquisitions in 2004, (ii) $35.6 million in debt to joint venture partner at an average interest rate of 8.5%, as described more fully in Note 8 to the consolidated financial statements for the quarter ended June 30, 2005, combined with a reduction in capitalized interest due to lower development balances. See Note 7 and Note 8 to the June 30, 2005 consolidated financial statements for schedules and further discussion on our debt balances, principal repayment requirements, and average interest rates.

         Minority Interest in Income: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and six months ended June 30, 2005 and 2004:


                                                      Three Months Ended June 30,                   Six Months Ended June 30,
                                                 -------------------------------------      ---------------------------------------
                                                  2005           2004         Change          2005          2004         Change
                                                 ----------   ----------   -----------      ----------    -----------    ----------
                                                                             (Amounts in thousands)
Preferred partnership interests:
     Ongoing distributions (b)..........         $  3,590     $   5,177     $  (1,587)      $  8,965     $   11,731     $  (2,766)
     Special Distribution and EITF
      Topic D-42 allocations (a).......                 -             -             -             874         10,063        (9,189)

Consolidated Development Joint Venture (c)          1,835         1,420           415           3,403          2,377        1,026
Convertible Partnership Units (d).......               83            91            (8)            173            131           42
Acquired minority interests (e) ........              129           850          (721)            714          1,914        (1,200)
Other minority interests (f)............            2,831         2,219           612           4,983          4,161          822
                                                 ----------   ----------   -----------      ----------    -----------    ----------
    Total minority interests in income..        $   8,468     $   9,757     $  (1,289)      $  19,112     $   30,377     $ (11,265)
                                                 ==========   ==========   ===========      ==========    ===========    ==========


(a) As described more fully below, holders of $200 million of our Series N preferred partnership units agreed to a restructuring which included reducing their distribution rate from 9.5% to 6.4% in exchange for a special distribution of $8,000,000. This special distribution, combined with $2,063,000 in costs incurred at the time the units were originally issued that were charged against income in accordance with the Securities and Exchange Commissions clarification of EITF Topic D-42, are included in minority interest in income for the six months ended June 30, 2004 as are $874,000 in such original issuance cost with respect to the six months ended June 30, 2005 based on the redemption of preferred units.

(b) The decrease in ongoing distributions is due to the reduction in the rate on $200 million of the preferred partnership units from 9.5% to 6.4%, effective March 22, 2004, the redemption of $40 million of our 9.5% Series N Preferred Units on March 17, 2005 and $45 million of our 9.125% Series O Preferred units on March 29, 2005. These impacts were partially offset by the issuance of $25 million of our 6.25% Series Z Preferred Units in the connection with an acquisition in the fourth quarter of 2004.

(c) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $870,000 and $1,729,000 in depreciation expense for the three and six months ended June 30, 2005, respectively, as compared to $891,000 and $1,854,000 for the same periods in 2004.

(d) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 8 to the consolidated financial statements). Included in minority interest in income is $94,000 and $176,000 in depreciation expense for the three and six months ended June 30, 2005, respectively, as compared to $81,000 and $166,000 for the same periods in 2004.

(e) These amounts reflect income allocated to minority interests that the Company acquired in 2004 and the first six months of 2005 and are no longer outstanding at June 30, 2005. Included in minority interest in income is $28,000 and $159,000 in depreciation expense for the three and six months ended June 30, 2005, respectively, as compared to $474,000 and $651,000 for the same periods in 2004.

(f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three and six months ended June 30, 2005 and 2004. Included in minority interest in income is $231,000 and $479,000 in depreciation expense for the three and six months ended June 30, 2005, respectively, as compared to $273,000 and $623,000 for the same periods in 2004.

         During the first quarter of 2005, we acquired a minority interest for an aggregate acquisition cost of $4,366,000 in cash. In addition during the second quarter of 2005, we acquired minority interests in two Consolidated Entities for an aggregate of $32,432,000 in cash. The income allocated to these interests is included in the "Acquired minority interests" in the table above.

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

         As a result of this agreement, income allocable to minority interests increased, and the Company's net income decreased $10,063,000 due to (i) the $8,000,000 cash payment to the holders of the preferred units and (ii) the application of the SEC Observer's recent clarification of EITF Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" totaling $2,063,000, which represents the excess of the $200 million stated amount of the preferred units over their carrying amount.

         The increase in minority interest in income with respect to the Consolidated Development Joint Venture is due to an increase in income with respect to the properties owned by this entity.

         As  described  more  fully  in Note 9 to our June  30,  2005  financial statements, on August 5, 2005, we acquired the third party institutional investor's interest in PSAC Storage Investors, LLC for approximately $41.4 million in cash. As we have assumed the third party institutional investor's rights in this partnership, we therefore have the option, which we intend to exercise, to acquire Mr. Hughes interest in PSAC Storage Investors, LLC on November 17, 2005 for approximately $64.1 million in cash. As a result, income will cease to be allocated to these interests as of the respective dates of acquisition.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2004 and the three and six months ended June 30, 2005, comprised of investments in the Consolidated Entities described in Note 9 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         DISCONTINUED OPERATIONS: During the quarter ended June 30, 2005, we designated one of our self-storage facilities that is the subject of a condemnation proceeding as a discontinued facility. This facility is referred to as the "Eminent Domain Facility".

         During the third quarter of 2004, we entered into an agreement to sell one of our commercial facilities located in West Palm Beach, Florida. The facility sale closed on October 28, 2004. This facility is referred to as the "Sold Commercial Facility".

         As described more fully in Note 3 to the consolidated financial statements, during 2002, 2003 and 2004, we implemented a business plan which included the closure of 43 of 55 containerized storage facilities that were open at December 31, 2001. The 43 facilities are hereinafter referred to as the "Closed Facilities."

         The current and prior period operations for the Eminent Domain Facility, the Sold Commercial Facility and the Closed Facilities have been reclassified into the line-item "Discontinued Operations" on our consolidated income statement.

         The following table summarizes the historical operations of the Eminent Domain Facility, the Sold Commercial Facility and the Closed Facilities:


DISCONTINUED OPERATIONS:
                                          Three Months Ended June 30,          Six Months Ended June 30,
                                        --------------------------------   ----------------------------------
                                         2005        2004       Change       2005        2004       Change
                                        ---------  ---------   ---------   ---------   ---------   ----------
                                            (Amounts in thousands)              (Amounts in thousands)
Rental income:
  Closed Facilities...............      $     -      $1,925    $ (1,925)    $    95      $4,527      $(4,432)
  Eminent Domain Facility.........          155         167         (12)        300         340          (40)
  Sold Commercial Facility........            -         105        (105)          -         174         (174)
                                        ---------  ---------   ---------   ---------   ---------   ----------
Total rental income...............          155       2,197      (2,042)        395       5,041       (4,646)
                                        ---------  ---------   ---------   ---------   ---------   ----------
Cost of operations:
  Closed Facilities...............            -      (1,797)      1,797        (194)     (4,022)       3,828
  Eminent Domain Facility.........          (96)        (45)        (51)       (175)        (93)         (82)
  Sold Commercial Facility........            -         (24)         24           -         (37)          37
                                        ---------  ---------   ---------   ---------   ---------   ----------
Total cost of operations..........          (96)     (1,866)      1,770        (369)     (4,152)       3,783
                                        ---------  ---------   ---------   ---------   ---------   ----------
Depreciation expense:
  Closed Facilities...............            -        (335)        335         (29)       (725)        696
  Eminent Domain Facility.........          (21)        (24)          3         (39)        (47)          8
  Sold Commercial Facility........            -         (24)         24           -         (49)         49
                                        ---------  ---------   ---------   ---------   ---------   ----------
Total depreciation ...............          (21)       (383)        362         (68)       (821)        753
                                        ---------  ---------   ---------   ---------   ---------   ----------
Other items.......................            -        (416)        416       1,143        (585)      1,728
                                        ---------  ---------   ---------   ---------   ---------   ----------
Net discontinued operations.......      $    38      $ (468)    $   506     $ 1,101      $ (517)    $ 1,618
                                        =========  =========   =========   =========   =========   ==========



LIQUIDITY AND CAPITAL RESOURCES
------------------------------

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


                                                                      Six Months Ended June 30,
                                                                    ------------------------------
                                                                        2005              2004
                                                                    --------------   -------------
                                                                        (Amounts in thousands)
Net cash provided by operating activities.......................    $    351,422     $    327,921

Allocable to minority interest (Preferred Units) - ongoing                (8,965)         (11,731)
distributions...................................................
Allocable to minority interest (Preferred Units) - special                     -           (8,000)
distribution (a)................................................
Allocable to minority interest (common equity)(b)...............         (11,816)         (11,877)
                                                                    --------------   -------------
Cash from operations allocable to our shareholders..............         330,641          296,313

Capital improvements to maintain our facilities.................          (9,370)          (9,644)
 Add back:  minority interest share of capital improvements to
    maintain facilities.........................................             121              203
                                                                    --------------   -------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................         321,392          286,872

Distributions paid:
  Preferred stock dividends.....................................         (82,560)         (76,822)
  Equity Stock, Series A dividends..............................         (10,731)         (10,751)
  Distributions to Common shareholders..........................        (115,665)        (114,755)
                                                                    --------------   -------------
Cash available for principal payments on debt and reinvestment..    $    112,436     $     84,544
                                                                    ==============   =============


(a) The $8 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.

(b) Represents operating cash flow allocable to the common interests we don't own in the Consolidated Entities.

         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at June 30, 2005, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. At June 30, 2005, we had no outstanding borrowings under our $200 million bank line of credit.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2005, we had mortgage debt outstanding of $93.7 million (which encumbers 34 facilities with a book value of approximately $199 million) and unsecured debt in the amount of $22.4 million. We also have Debt to Joint Venture Partner amounting to $35.6 million with respect to ten real estate facilities with an aggregate book value of approximately $49 million.

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

         We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2004 through August 5, 2005, we have raised approximately $743 million of our Cumulative Preferred Stock, and used approximately $514 million of these net proceeds in order to redeem higher-coupon preferred securities.

         REQUIREMENT TO PAY DISTRIBUTIONS: We estimate the distribution requirement with respect to our Preferred Stock outstanding at August 5, 2005 to be approximately $169.3 million per year. We estimate that the annual distribution requirement with respect to the preferred partnership units outstanding at June 30, 2005 to be approximately $14.4 million per year.

         During the six months ended June 30, 2005, we paid cash dividends totaling $10,731,000 to the holders of our Equity Stock, Series A, as compared to $10,751,000 for the same period in 2004. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions of not less than the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at June 30, 2005, we estimate the total regular distribution for the third quarter of 2005 to be approximately $5.4 million.

         During the six months ended June 30, 2005, we paid dividends totaling $115,665,000 ($0.90 per common share) to the holders of our common stock. On August 4, 2005, our Board of Directors increased the quarterly dividend from $0.45 per share to $0.50 per share, payable on September 29, 2005. Based upon shares outstanding at August 5, 2005 and a quarterly distribution of $0.50 per share, we estimate a dividend payment with respect to our common stock of approximately $64.0 million for the third quarter of 2005.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2005, we budgeted approximately $30 million for capital improvements. During the six months ended June 30, 2005, we incurred capital improvements of approximately $9.4 million. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities. We expect capital expenditures for 2006 to be higher than the capital expenditures we have budgeted for 2005.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our debt, all of which is fixed rate. At June 30, 2005, we had total outstanding debt of approximately $151.8 million. See Notes 7 and 8 to the consolidated financial statements for approximate principal maturities of such borrowings.

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

         In addition to the facilities acquired in the six months ended June 30, 2005, we acquired three additional facilities for approximately $18.2 million with 235,000 net rentable square feet between July 1, 2005 and August 5, 2005. Also, at August 5, 2005, we are under contract to acquire 11 additional facilities (total approximate net rentable square feet of 886,000) at an aggregate cost of approximately $119.4 million. These acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

         On January 18, 2005, we acquired an interest in the Consolidated Entities for cash totaling $4,366,000. In addition, on April 22, 2005, in a single transaction we acquired an additional interest in the Consolidated Entities for an aggregate of $32.4 million.

         As  described  more  fully  in Note 9 to our June  30,  2005  financial statements, on August 5, 2005, we acquired the third party institutional investor's interest in PSAC Storage Investors, LLC for approximately $41.4 million in cash. As we have assumed the third party institutional investor's rights in this partnership, we therefore have the option, which we intend to exercise, to acquire Mr. Hughes interest in PSAC Storage Investors, LLC on November 17, 2005 for approximately $64.1 million in cash. As a result, income will cease to be allocated to these interests as of the respective dates of acquisition.

         At June 30, 2005 we have a development "pipeline" of 48 projects consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $237.5 million. At June 30, 2005, we have acquired the land for 46 of these projects, which have an aggregate estimated cost of approximately $223.2 million, and costs incurred as of June 30, 2005 of approximately $40.8 million. The remaining facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $196.2 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY (as of June 30, 2005)
                                                    Number   Net        Total estimated  Costs incurred
                                                      of     rentable     development        through         Costs to
                                                   projects   sq. ft.        costs           6/30/05         complete
                                                   --------  ---------  ---------------  ---------------     ------------
                                                                  (Amounts in thousands, except number of projects)
  FACILITIES CURRENTLY UNDER CONSTRUCTION:
    Self-storage facilities                            4          299      $   33,147       $   13,946       $   19,201
    Expansions and other enhancements to
     existing self-storage facilities                 12          701          33,230           10,060           23,170
                                                   --------  ---------  ---------------  ---------------     ------------
                                                      16        1,000          66,377           24,006           42,371

  FACILITIES AWAITING  CONSTRUCTION,  WHERE LAND
     IS ACQUIRED:
    Self-storage facilities                            2          196          37,145           15,688           21,457
    Expansions and other enhancements to
     existing self-storage facilities                 28        1,948         119,646            1,063          118,583
                                                   --------  ---------  ---------------  ---------------     ------------
                                                      30        2,144         156,791           16,751          140,040

  SELF-STORAGE FACILITIES AWAITING
    CONSTRUCTION, WHERE LAND HAS NOT YET BEEN
    ACQUIRED:
    Self-storage facilities                            1           60          10,865              484           10,381
    Expansions and other enhancements to
     existing self-storage facilities                  1           44           3,436               55            3,381
                                                   --------  ---------  ---------------  ---------------     ------------
                                                       2          104          14,301              539           13,762
                                                   --------  ---------  ---------------  ---------------     ------------
  TOTAL DEVELOPMENT PIPELINE                          48        3,248      $  237,469       $   41,296       $  196,173
                                                   ========  =========  ===============  ===============     ============


         Included in the 41 "expansions and other enhancements of existing self-storage facilities" are 16 projects associated with the conversion of industrial space, previously used by the discontinued containerized storage operations, into self-storage space. The total amount of self-storage space to come on line from these 16 conversions is approximately 1,215,000 net rentable square feet of traditional self-storage space at a cost of $45,333,000. Also included are enhancements which, while they do not add significant incremental square footage, improve the visual and structural appeal of our existing self-storage facilities.

         UNSOLICITED PROPOSAL TO ACQUIRE SHURGARD STORAGE CENTERS: In July 2005, we made an unsolicited proposal for the combination of the Company and Shurgard Storage Centers, Inc. (NYSE:SHU) through a merger in which each share of SHU common stock would be exchanged for .80 shares of our common stock. SHU has rejected our proposal, and there is no assurance that any agreement will be reached. If completed on the terms of our proposal, the merger would (1) increase the number of shares of our common stock from approximately 127,975,653 to 165,302,255, (2) increase the liquidation preference of our preferred stock from $2,320,900,000 to $2,457,150,000 and (3) increase our debt from approximately $151,757,000 to an estimated $1,848,150,000 (assuming no prepayment). Our estimate of SHU's debt, preferred and common shares outstanding is from SHU's March 31, 2005 balance sheet included in its quarterly report on form 10-Q for the period ended March 31, 2005.

         SHU has reported that it is a real estate investment trust that operates approximately 630 self-storage facilities in the United States and Europe.

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. For the six months ended June 30, 2005, we repurchased 84,000 shares of our common stock for approximately $4,990,000.

         From  the  initial   authorization  through  June  30,  2005,  we  have
repurchased a total of 22,201,720 shares of common stock at an aggregate cost of approximately $567.1 million.

ITEM 2A.   RISK FACTORS

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2004, you should consider the following factors in evaluating the Company:

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At August 5, 2005, the Hughes family owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At June 30, 2005, our debt of $151.8 million was 2.9% of our total assets.

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

o        changes in tax, real estate and zoning laws; and

o        tenant claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks that other real estate companies may use third-party insurers for. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 14 to our consolidated financial statements at June 30, 2005 under "Insurance and Loss Exposure."

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 93% of our revenue for the three months ended June 30, 2005. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development  and fill-up of our  properties  would reduce our profitability.  Since  January  1,  2001,  we have  opened  49  newly  developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $516.7 million. In addition, at June 30, 2005 we had 48 projects in development that are expected to be completed in approximately the next two years. These 48 projects have total estimated costs of $237.5 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

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

         The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During the six months ended June 30, 2005, and the full years ended December 31, 2004 and 2003, PSIC received $526,000, $1,069,000, and $1,017,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. PSIC has no contractual right to provide tenant reinsurance to the Canadian Facilities and there is no assurance that these premiums will continue.

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

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred an operating loss of $10,058,000 in 2002, and generated operating profits of $2,543,000 in 2003, $684,000 in 2004 and $647,000 for the six months ended June 30, 2005. Since 2002, PSPUD closed or consolidated all but 12 facilities that were deemed not strategic to our business plan.

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

OUR UNSOLICITED BID FOR SHU MAY NOT BE SUCCESSFUL AND IF IT IS WE MAY BE SUBJECT TO ADDITIONAL RISKS.

         We have made an unsolicited proposal for SHU which SHU's board of directors rejected. This transaction may result in significant costs and attention of management and there is no assurance that any agreement will be reached.

         If we do reach an agreement with SHU and the acquisition of SHU is consummated, then we may be subject to additional risks, including, without limitation, difficulties in the integration of operations, technologies, and personnel of SHU, diversion of management's attention away from other business concerns, the assumption of additional debt and expenses, risks of international operations and exposure to any undisclosed or unknown potential liabilities of SHU. In addition, we have assumed based on Public Filings, that SHU would qualify as a REIT, however, if SHU fails to qualify as a REIT, we might lose our REIT status and incur significant tax liabilities.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At June 30, 2005, our debt as a percentage of total shareholders' equity (based on book values) was 3.3%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010 and Series E - April 27, 2010. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $151.8 million at June 30, 2005. All of the Company's debt bears interest at fixed rates. See Notes 7 and 8 to the consolidated financial statements at June 30, 2005 for approximate principal maturities of the notes payable at June 30, 2005.

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

ISSUER PURCHASES OF EQUITY SECURITIES:

                                                                         Total Number of      Maximum Number of
                                                                       Shares Purchased as     Shares that May
                                        Total Number                     Part of Publicly     Yet Be Purchased
                                         of Shares     Average Price    Announced Plans or   Under the Plans or
Period Covered                           Purchased     Paid per Share        Programs             Programs
-------------------------------         -------------  --------------  --------------------  ------------------
April 1 through April 30, 2005                     -     $     -              22,169,720           2,830,280

May 1 through May 31, 2005                         -           -              22,169,720           2,830,280

June 1 through June 30, 2005                  32,000          63.09           22,201,720           2,798,280
                                         -------------  --------------
    Total                                     32,000     $    63.09
                                         =============  ==============


         See Notes 9 and 10 to the consolidated financial statements for additional information on repurchases and redemptions of equity securities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 5, 2005, and the following matters were voted on at the meeting:

1. The election of the following directors for the succeeding year or until their successors are duly qualified and elected:

                                         Total Votes
                            ----------------------------------------
          Name              Total Votes For     Total Votes Withheld
----------------------      -----------------   --------------------
B. Wayne Hughes                  118,766,327             1,177,347
Ronald L. Havner, Jr.            118,800,612             1,143,062
Harvey Lenkin                    118,800,133             1,143,541
Robert J. Abernethy              118,714,403             1,229,271
Dann V. Angeloff                 115,104,258             4,839,056
William C. Baker                 104,571,755            15,371,919
John T. Evans                    119,230,644               713,030
Uri P. Harkham                   118,787,914             1,155,760
B. Wayne Hughes, Jr.             115,650,409             4,293,265
Daniel C. Staton                 119,235,152               708,522


2. The shareholders approved adoption of the Public Storage, Inc. Performance-Based Compensation Plan. There were 106,959,902 votes cast for the plan; 5,096,589 votes cast against the Plan; 584,952 votes abstained; and 7,302,231 broker non-votes.

3. The shareholders approved ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2005. There were 118,375,958 votes cast for ratification; 1,390,744 votes cast against ratification; and 176,972 votes abstained.

ITEM 6.  EXHIBITS

3.1 Certificate of Determination for 6.75% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A Registration Statement on April 25, 2005 relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

10.1 Deposit Agreement dated as of April 27, 2005 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E. Filed with Registrant's Form 8-A Registration Statement on April 25, 2005 relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

10.2* Consulting Agreement dated as of June 30, 2005. Filed with Registrant's Current Report on Form 8-K dated July 1, 2005 and incorporated herein by reference.

10.3* Public Storage, Inc. Performance Based Compensation Plan for Covered Employees. Filed with Registrant's Current Report on Form 8-K dated May 11, 2005 and incorporated herein by reference.

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

                        DATED: August 9, 2005

                        PUBLIC STORAGE, INC.

                        By:    /s/  John Reyes
                               ---------------
                               John Reyes
                               Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)