Form 10-Q
period 2005-09-30
PUBLIC STORAGE INC /CA
filed 2005-11-09
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
             (Exact name of registrant as specified in its charter)

                California                              95-3551121
---------------------------------------  ---------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

701 Western Avenue, Glendale, California                91201-2349
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 [X] Yes [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 [X] Yes [ ] No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2005:

Common Stock, $.10 Par Value - 129,188,828 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,744,193 depositary shares (representing 8,744.193 shares of Equity Stock, Series A)

Equity Stock, Series AAA, $.01 Par Value - 4,289,544 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                          Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              September 30, 2005 and December 31, 2004                        1

           Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2005 and 2004         2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Nine Months Ended September 30, 2005                    3

           Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2005 and 2004       4 - 5

           Notes to Condensed Consolidated Financial Statements          6 - 37

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations             38 - 68

Item 2A.   Risk Factors                                                 68 - 73

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        73

Item 4.    Controls and Procedures                                           74

PART II.   OTHER INFORMATION (Items 3, 4 and 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                 75

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       75

Item 6.    Exhibits                                                          75

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                        September 30,      December 31,
                                                                                            2005               2004
                                                                                       ---------------    --------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................           $     531,774     $    366,255
Real estate facilities, at cost:
   Land......................................................................               1,495,326        1,431,148
   Buildings.................................................................               4,252,542        4,079,602
                                                                                       ---------------    --------------
                                                                                            5,747,868        5,510,750
   Accumulated depreciation..................................................              (1,449,887)      (1,320,200)
                                                                                       ---------------    --------------
                                                                                            4,297,981        4,190,550
   Construction in process...................................................                  50,899           47,277
   Land held for development.................................................                   8,404            8,883
                                                                                       ---------------    --------------
                                                                                            4,357,284        4,246,710

Investment in real estate entities...........................................                 333,482          341,304
Goodwill.....................................................................                  78,204           78,204
Intangible assets, net.......................................................                  99,732          104,685
Other assets.................................................................                  71,152           67,632
                                                                                       ---------------    --------------
              Total assets...................................................           $   5,471,628     $  5,204,790
                                                                                       ===============    =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................           $     115,060     $    129,519
Debt to joint venture partner................................................                  35,654           16,095
Debt to related party (Note 9)...............................................                  64,513                -
Preferred stock called for redemption........................................                       -           54,875
Accrued and other liabilities................................................                 162,401          145,431
                                                                                       ---------------    --------------
         Total liabilities...................................................                 377,628          345,920
Minority interest:
   Preferred partnership interests...........................................                 225,000          310,000
   Other partnership interests...............................................                  32,007          118,903
Commitments and contingencies (Note 14)......................................                       -                -
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,699,236 shares issued (in series) and outstanding, (3,980,186 at
     December 31, 2004) at liquidation preference............................               2,520,900        2,102,150

   Common Stock, $0.10 par value, 200,000,000 shares authorized 128,034,490
     shares issued and outstanding (128,526,450 at December 31, 2004)........                  12,803           12,853
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,744.193 shares issued and outstanding (8,776.102 at December 31, 2004)                       -                -
   Paid-in capital...........................................................               2,435,068        2,457,568
   Cumulative net income.....................................................               3,065,894        2,732,873
   Cumulative distributions paid.............................................              (3,197,672)      (2,875,477)
                                                                                       ---------------    --------------
         Total shareholders' equity..........................................               4,836,993        4,429,967
                                                                                       ---------------    --------------
              Total liabilities and shareholders' equity.....................           $   5,471,628     $  5,204,790
                                                                                       ===============    ==============


                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                                Three Months Ended              Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                           -----------------------------  --------------------------
                                                                               2005          2004            2005          2004
                                                                           ------------- ---------------  ------------  ------------
Revenues:
     Rental income:
         Self-storage facilities.........................................   $   243,822   $   219,743     $   706,634   $   638,520
         Commercial properties...........................................         2,918         2,707           8,693         8,064
         Containerized storage facilities................................         4,480         5,048          12,305        15,099
     Tenant reinsurance premiums.........................................         6,332         6,210          18,499        18,266
     Interest and other income...........................................         7,376         3,300          16,698         7,240
                                                                           ------------- ---------------  ------------  ------------
                                                                                264,928       237,008         762,829       687,189
                                                                           ------------- ---------------  ------------  ------------
Expenses:
     Cost of operations:
         Self-storage facilities.........................................        80,308        74,002         242,429       223,953
         Commercial properties...........................................         1,122         1,031           3,292         3,200
         Containerized storage facilities................................         3,676         3,073           9,692         8,741
         Tenant reinsurance..............................................         3,017         4,204           7,560        11,089
     Depreciation and amortization.......................................        47,917        44,354         144,136       135,447
     General and administrative..........................................         5,621         5,527          16,890        15,983
     Interest expense, including amounts paid to related party (Note 9)..         2,471             -           5,928           100
                                                                           ------------- ---------------  ------------  ------------
                                                                                144,132       132,191         429,927       398,513
                                                                           ------------- ---------------  ------------  ------------
Income from continuing operations before asset impairment charge, gain/
   (loss)on disposition of real estate assets, equity in earnings of
   real estate entities and minority interest in income..................       120,796       104,817         332,902       288,676
Asset impairment charge due to casualty loss (Note 2)....................          (196)       (1,250)           (196)       (1,250)
Gain/(loss) on disposition of real estate assets.........................          (142)        1,286             (89)        1,286
Equity in earnings of real estate entities (Note 5)......................         9,853         3,184          20,382        11,646
Minority interest in income:
     Preferred partnership interests:
       Based on ongoing distributions....................................        (3,591)       (5,176)        (12,556)      (16,907)
       Special distribution and restructuring allocation (Note 9)........             -             -            (874)      (10,063)
     Other partnership interests.........................................        (3,652)       (4,345)        (12,925)      (12,928)
                                                                           ------------- ---------------  ------------  ------------
Income from continuing operations........................................       123,068        98,516         326,644       260,460
Discontinued operations (Note 3).........................................         5,276        (1,001)          6,377        (1,518)
                                                                           ------------- ---------------  ------------  ------------
Net income...............................................................   $   128,344   $    97,515     $   333,021   $   258,942
                                                                           ============= ===============  ============  ============
Net income allocation:
---------------------
     Allocable to preferred shareholders:
        Based on distributions paid......................................   $    43,726   $    40,471     $   126,286   $   117,293
        Based on redemptions of preferred stock..........................             -         3,072           1,904         6,795
     Allocable to Equity Stock, Series A.................................         5,356         5,375          16,087        16,126
     Allocable to common shareholders....................................        79,262        48,597         188,744       118,728
                                                                           ------------- ---------------  ------------  ------------
                                                                            $   128,344   $    97,515     $   333,021   $   258,942
                                                                           ============= ===============  ============  ============
Net income per common share - basic
     Continuing operations...............................................   $      0.58   $     0.39      $      1.42   $      0.94
     Discontinued operations (Note 3)....................................          0.04        (0.01)            0.05         (0.01)
                                                                           ------------- ---------------  ------------  ------------
                                                                            $      0.62   $     0.38      $      1.47   $      0.93
                                                                           ============= ===============  ============  ============
Net income per common share - diluted
     Continuing operations...............................................   $      0.58   $     0.39      $      1.41   $      0.93
     Discontinued operations (Note 3)....................................          0.04        (0.01)            0.05         (0.01)
                                                                           ------------- ---------------  ------------  ------------
                                                                            $      0.62   $     0.38      $      1.46   $      0.92
                                                                           ============= ===============  ============  ============
 Net income per depositary share of Equity Stock, Series A (basic and
 diluted)................................................................   $      0.61   $     0.61      $      1.84   $      1.84
                                                                           ============= ===============  ============  ============
Basic weighted average common shares outstanding.........................       128,006       128,085         128,191       127,635
                                                                           ============= ===============  ============  ============
Diluted weighted average common shares outstanding.......................       128,742       128,826         128,844       128,545
                                                                           ============= ===============  ============  ============
Weighted average shares of Equity Stock, Series A (basic and diluted)....         8,744         8,776           8,755         8,776
                                                                           ============= ===============  ============  ============

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                                 Cumulative                                        Cumulative Net
                                                              Preferred Stock    Common Stock    Paid-in Capital       Income
                                                              ---------------    --------------  ----------------  ---------------

Balances at December 31, 2004.............................      $  2,102,150      $     12,853     $  2,457,568      $  2,732,873

Issuance of cumulative preferred stock:
   Series D (5,400 shares)..............................             135,000                 -           (4,453)                -
   Series E (5,650 shares)..............................             141,250                 -           (4,649)                -
   Series F (8,000 shares)..............................             200,000                 -           (6,500)                -

Redemption of cumulative preferred stock, including
redemption costs:
   Series F (2,300,000 shares)............................           (57,500)                -              (17)                -

Impact of EITF Topic D-42 on redemption of Series N and
Series O preferred units (Note 9).......................                   -                 -              874                 -

Issuance of common stock in connection with:
   Exercise of employee stock options (201,457 shares)....                 -                20            6,604                 -
   Vesting of restricted stock (26,468 shares) ...........                 -                 2               (2)                -

Stock based compensation expense .........................                 -                 -            1,750                 -

Repurchase of common stock (84,000 shares)................                 -                (8)          (4,982)                -

Stock distribution from unconsolidated real estate entities
(635,885 common shares and 31,909 Equity Stock, Series A,
depositary shares) (Note 5)...............................                 -               (64)         (11,125)                -

Net income................................................                 -                 -                -           333,021

Cash distributions:
   Cumulative preferred stock (Note 10)...................                 -                 -                -                 -
   Equity Stock, Series A ($1.84 per depositary share)....                 -                 -                -                 -
   Common Stock ($1.40 per share).........................                 -                 -                -                 -
                                                              ---------------    --------------  ----------------  ---------------
Balances at September 30, 2005............................      $  2,520,900      $     12,803     $  2,435,068      $  3,065,894
                                                              ===============    ==============  ================  ===============



                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)


                                                                                       Total
                                                                   Cumulative      Shareholders'
                                                                 Distributions         Equity
                                                                 --------------    --------------

Balances at December 31, 2004.............................        $ (2,875,477)     $  4,429,967

Issuance of cumulative preferred stock:
   Series D (5,400 shares)..............................                     -           130,547
   Series E (5,650 shares)..............................                     -           136,601
   Series F (8,000 shares)..............................                     -           193,500

Redemption of cumulative preferred stock, including
redemption costs:
   Series F (2,300,000 shares)............................                   -           (57,517)

Impact of EITF Topic D-42 on redemption of Series N and
Series O preferred units (Note 9).......................                     -               874

Issuance of common stock in connection with:
   Exercise of employee stock options (201,457 shares)....                   -             6,624
   Vesting of restricted stock (26,468 shares) ...........                   -                 -

Stock based compensation expense .........................                   -             1,750

Repurchase of common stock (84,000 shares)................                   -            (4,990)

Stock distribution from unconsolidated real estate entities
(638,885 common shares and 31,909 Equity Stock, Series A,
depositary shares) (Note 5)...............................                   -           (11,189)

Net income................................................                   -           333,021

Cash distributions:
   Cumulative preferred stock (Note 10)...................            (126,286)         (126,286)
   Equity Stock, Series A ($1.84 per depositary share)....             (16,087)          (16,087)
   Common Stock ($1.40 per share).........................            (179,822)         (179,822)
                                                                 --------------    --------------
Balances at September 30, 2005............................        $ (3,197,672)     $  4,836,993
                                                                 ==============    ==============


                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     ---------------------------------
                                                                                         2005                2004
                                                                                     ----------------   --------------
Cash flows from operating activities:
  Net income.................................................................        $      333,021      $    258,942
    Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of note premium (Note 7)...................................                  (774)                -
     Excess of effective interest over cash interest paid on Debt to JV Partner
       (Note 8)..............................................................                   362                 -
     Gain on sale of real estate assets......................................                (5,091)           (1,286)
     Real estate impairment associated with casualty losses (Note 4).........                   196             1,250
     Depreciation and amortization...........................................               144,136           135,447
     Equity in earnings of real estate entities..............................               (20,382)          (11,646)
     Distributions received from investments in real estate entities (Note 5)                17,015            15,863
     Minority interest in income.............................................                26,355            39,898
     Depreciation and other adjustments associated with discontinued operations
       (Note 3) .............................................................                (1,055)            3,164
      Other...................................................................                21,879           35,965
                                                                                     ----------------   --------------
              Total adjustments..............................................               182,641           218,655
                                                                                     ----------------   --------------
                  Net cash provided by operating activities..................               515,662           477,597
                                                                                     ----------------   --------------
Cash flows from investing activities:
     Payment on note receivable due from PS Business Parks (Note 13).........                     -           100,000
     Capital improvements to real estate facilities..........................               (13,286)          (20,297)
     Net acquisition of investments included in other assets (Note 2)........                (7,960)           (1,665)
     Construction in process.................................................               (46,039)          (55,780)
     Acquisition of minority interests (Note 9)..............................               (92,815)          (24,851)
     Acquisition of real estate facilities...................................              (124,753)           (8,293)
     Acquisition of investments in real estate entities......................                     -            (2,999)
     Proceeds from disposition of real estate assets.........................                10,864             7,437
     Other investments.......................................................                     -             2,384
                                                                                     ----------------   --------------
                  Net cash used in investing activities......................              (273,989)           (4,064)
                                                                                     ----------------   --------------
Cash flows from financing activities:
     Principal payments on notes payable.....................................               (13,685)          (40,770)
     Net proceeds from the issuance of common stock..........................                 6,624            43,781
     Net proceeds from the issuance of preferred stock.......................               460,648           476,234
     Net proceeds from financing through joint venture (Note 8)..............                19,197                 -
     Repurchase of common stock..............................................                (4,990)          (18,234)
     Redemption of preferred units...........................................               (85,000)                -
     Redemption of preferred stock...........................................              (112,392)         (316,311)
     Distributions paid to shareholders......................................              (322,195)         (305,893)
     Distributions paid to holders of preferred partnership interests........               (12,556)          (16,907)
     Special distribution paid to holders of preferred partnership interests
       (Note 9)..............................................................                     -            (8,000)
     Distributions paid to other minority interests..........................               (11,805)          (16,986)
                                                                                     ----------------   --------------
                  Net cash used in financing activities......................               (76,154)         (203,086)
                                                                                     ----------------   --------------
Net increase in cash and cash equivalents....................................               165,519           270,447
Cash and cash equivalents at the beginning of the period.....................               366,255           204,833
                                                                                     ----------------   --------------
Cash and cash equivalents at the end of the period...........................        $      531,774      $    475,280
                                                                                     ================   ==============


                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)


Supplemental schedule of non-cash investing and financial activities: Retirement of Common Stock and Equity Stock, Series A, received as a distribution from affiliated entities (Note 5):
       Common Stock.......................................................           $          (64)     $          -
       Additional Paid-in Capital.........................................                  (11,125)                -
       Investment in real estate entities.................................                   11,189                 -
     Acquisition of minority interest in Consolidated Joint Venture in exchange for debt (Note 9):
       Minority Interest - other partnership interests....................                  (62,643)                -
       Real estate facilities.............................................                  (43,290)                -
       Debt to related party..............................................                   64,513                 -


                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

1.       Description of the Business
         ---------------------------

              Public Storage, Inc. (the "Company") is a California corporation, which was organized in 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, usually on a month-to-month basis, for personal and business use. In addition, to a much lesser extent, we have interests in commercial properties, containing commercial and industrial rental space, and other ancillary businesses including reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales, and portable container storage.

              We invest in real estate facilities by acquiring facilities directly or by acquiring interest in real estate entities that own facilities. At September 30, 2005, we had direct and indirect equity interests in 1,487 self-storage facilities with approximately 91 million net rentable square feet located in 37 states operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 19 million net rentable square feet of commercial and industrial space located in 10 states.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

              The condensed consolidated financial statements include the accounts of the Company and 36 controlled entities (the "Consolidated Entities"). Collectively, the Company and the Consolidated Entities own a total of 1,455 real estate facilities, consisting of 1,449 self-storage facilities, three industrial facilities used by the containerized storage operations and three commercial properties. All intercompany transactions among the Company and the Consolidated Entities are eliminated in consolidation.

              At September 30, 2005, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 38 self-storage facilities, which are managed by the Company. In addition, at September 30, 2005, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 17.4 million net rentable square feet of commercial space at September 30, 2005. We do not control these entities; accordingly, our investment in these limited partnerships and PSB (collectively, the "Unconsolidated Entities") are accounted for using the equity method.

              Certain amounts previously reported have been reclassified to conform to the September 30, 2005 presentation, including discontinued operations (see Note 3).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

     Use of Estimates
     ----------------

              The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are generally not taxed on that portion of our taxable income, which is distributed to our shareholders provided that we meet certain tests. We believe we will meet these tests during 2005 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

              Included in cash and cash equivalents at September 30, 2005 is $16,424,000 ($1,984,000 at December 31, 2004) in cash held by our captive insurance programs. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Our captive insurance programs are conducted by (i) STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company and its affiliates, which is

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

     approximately 90.1% owned by the Company and the Consolidated Entities, and
     (ii) PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a captive insurer formed on December 31, 2003 which is wholly owned by a subsidiary of the Company. Other assets at September 30, 2005 include aggregate investments totaling $20,059,000 ($20,929,000 at December 31, 2004) in held to maturity debt securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair value.

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

     Accounting for Acquisition Joint Venture
     ----------------------------------------

              In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The Acquisition Joint Venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement.

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

              In December 2004, we sold seven facilities that we had recently acquired to the Acquisition Joint Venture for an aggregate of $22,993,000 representing our original cost. During the first quarter of 2005, we sold an interest in three additional facilities that we had recently acquired for aggregate proceeds of $27,424,000, representing the Acquisition Joint Venture's acquired share of our original cost. Due to our continuing interest in these facilities and our option to acquire our partner's investment, as described above in year five, we are precluded from treating these transactions as completed sales of facilities pursuant to Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). Therefore, we continue to reflect these properties and associated operations on our condensed consolidated financial statements.

              We believe  that it is likely that we will  exercise our option to
     acquire  our  partner's   interest  and,   accordingly,   we  consider  the
     transactions to be, in substance, debt financing. Our partner's 70% investment in the Acquisition Joint Venture with respect to the ten properties is therefore reflected as a liability on our condensed consolidated balance sheet, "Debt to Joint Venture Partner," with our partner's share of operations (an 8.5% return on their investment) reflected on our condensed consolidated income statement as interest expense. The balance of the liability is adjusted each quarter to equal the current value to the extent fair value exceeds the original liability. See
     Note 8 for a further discussion of these debt amounts.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No additional impairments were identified from our evaluations as of September 30, 2005, except as noted under "Accounting for Casualty Losses" below.

     Accounting for Casualty Losses
     ------------------------------

              It is our policy to record as a casualty loss or gain, in the period the casualty occurs, the differential between a) the book value of assets destroyed and b) any insurance proceeds that we expect to receive in accordance with our insurance contracts. Potential proceeds from insurance that are subject to any uncertainties, such as interpretation of deductible provisions of the governing agreements, the estimation of costs of restoration, or other such items, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied.

              In the quarter ended September 30, 2005, several of our real estate assets located in New Orleans and Florida were damaged as a result of a hurricane. We have estimated that the costs to restore these facilities will approximate $6.2 million. We have third-party insurance, subject to certain deductibles, that covers restoration of physical damage and the loss of income occasioned by physical damage to our facilities. We expect our insurers to pay approximately $2,764,000 of the physical damage, and the net book value of the assets destroyed was approximately $2,960,000. Accordingly, we have recorded a casualty loss in the amount of $196,000 in the quarter ended September 30, 2005. No income from business interruption proceeds has been recorded during the quarter ended September 30, 2005, as specific deductible limits have not yet been reached based upon losses to date. We recorded a similar loss in the quarter ended September 30, 2004 amounting to $1,250,000, representing the net book value of the assets destroyed (there were no insurance proceeds).

              These amounts are based upon estimates and are subject to change as we and our insurers (i) more fully evaluate the extent of physical

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

     damage,  which may not be fully determinable until commencement of repairs,
     (ii) develop detailed restoration plans and (iii) evaluate the impact of local conditions in the building labor and supplies markets on restoration costs.

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

              Containers and equipment utilized in our containerized storage business totaled $1,333,000 at September 30, 2005 ($4,395,000 at December 31, 2004). The carrying amounts are net of accumulated depreciation and asset impairment charges. No impairment charges were recorded during the three and nine months ended September 30, 2005 with respect to containers and equipment utilized in the discontinued containerized storage operations.

              Included in depreciation and amortization expense for the three and nine months ended September 30, 2005 is $1,376,000 and $5,159,000, respectively, related to other assets, as compared to $1,852,000 and $5,533,000 for the same period in 2004. Included in discontinued operations for the three and nine months ended September 30, 2004 is depreciation expense of $216,000 and $722,000, respectively, and $29,000 for the nine months ended September 30, 2005 with respect to other assets (none for the three months ended September 30, 2005).

              Other assets at September 30, 2005 include aggregate investments totaling $20,059,000 ($20,929,000 at December 31, 2004) in held to maturity securities owned by STOR-Re and PSIC-H stated at amortized cost, which approximates fair market value.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, real and personal property tax accruals, prepayments of rents, accrued interest, and losses and loss adjustment liabilities from our insurance programs, as discussed below. Prepaid rent totals $25,551,000 and $26,289,000 at September 30, 2005 and December 31, 2004, respectively.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

              STOR-Re, which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PSIC-H with respect to these insurance activities for policy periods following April 1, 2004. The Company also utilizes other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations, which are described in Note 14. STOR-Re and PSIC-H accrue liabilities for estimated covered losses and loss adjustment expense, which at September 30, 2005 totaled $33,596,000 ($34,192,000 at December 31, 2004) with respect to insurance provided to the Company and its affiliates.

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

              We recorded approximately $500,000 in accrued losses with respect to estimated insured tenant claims as a result of damage sustained as a result of hurricanes which occurred in the third quarter of 2005, and $1,500,000 during the quarter ended September 30, 2004 as a result of hurricanes occurring in that quarter. In the second quarter of 2005, we adjusted our estimate and reversed $500,000 of the amount accrued at September 30, 2004 based upon historical trends and lapse of time.

              The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $3,575,000 at September 30, 2005 ($4,898,000 at December 31, 2004), which includes the remaining future estimated payments for tenant claims resulting from the aforementioned hurricanes.

     Intangible Assets and Goodwill
     ------------------------------

              Intangible assets consist of property management contracts ($165,000,000) and the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets or "goodwill" ($94,719,000) acquired in business combinations. Our goodwill has an indeterminate life and, accordingly, is not amortized. Our other intangibles have a defined life and are amortized on a straight-line basis over a 25-year period.

              Goodwill is net of accumulated amortization of $16,515,000 at September 30, 2005 and December 31, 2004. At September 30, 2005, property management contracts are net of accumulated amortization of $65,268,000 ($60,315,000 at December 31, 2004). Included in depreciation and amortization expense for each of the three and nine month periods ended September 30, 2005 and 2004 is $1,651,000 and $4,953,000, respectively, with respect to the amortization of property management contracts.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

              We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year. Television, yellow page, and other advertising expense totaled $7,486,000 and $24,049,000 for the three and nine months ended September 30, 2005 and $5,012,000 and $18,620,000 for the same periods in 2004, respectively.

     Environmental Costs
     -------------------

              Our policy is to accrue environmental assessments and/or remediation cost when it is probable that such efforts will be required and the related cost can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination to any of our facilities, which, individually or in the aggregate, would be material to our overall business, financial condition, or results of operations.

     Net Income per Common Share
     ---------------------------

              Distributions paid to the holders of our Cumulative Preferred Stock totaling $43,726,000 and $40,471,000 for the three months ended September 30, 2005 and 2004, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders
     (dividends to Preferred Stock were $126,286,000 and $117,293,000 for the nine months ended September 30, 2005 and 2004, respectively).

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

              In conformity with the SEC Observer's clarification, an additional $3,072,000 and $6,795,000 was allocated to preferred stockholders for the three and nine months ended September 30, 2004, respectively, as compared to $1,904,000 for the nine months ended September 30, 2005 (none for the three months ended September 30, 2005) for the excess of the redemption amount over the carrying amount of our Cumulative Preferred Stock. It is our policy to record such allocations at the time the securities are called for redemption.

              Net income allocated to our common shareholders has been further allocated between our two classes of common stock: our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A, was allocated net income of $5,356,000 and $5,375,000 for the three months ended September 30, 2005 and 2004, respectively, and $16,087,000 and
     $16,126,000 for the nine months ended September 30, 2005 and 2004, respectively. The remaining $79,262,000 and $48,597,000 for the three months ended September 30, 2005 and 2004, respectively, was allocated to the regular common shareholders ($188,744,000 and $118,728,000, respectively, for the nine months ended September 30, 2005 and 2004).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

              During 2002, 2003, and 2004, we closed a total of 43 containerized storage facilities that were determined to be non-strategic (the "Closed Facilities"). As the decision was made to close each facility, the related assets were evaluated for recoverability and asset impairment charges were recorded for the excess of these assets' net book value over their fair value (less costs to sell), determined based upon recent selling prices for similar assets. With respect to facilities closed during 2004 asset impairment charges totaling $1,406,000 and $1,575,000 were recorded for the three and nine months ended September 30, 2004. In addition, lease termination charges totaling $416,000 were recorded in the nine months ended September 30, 2004. No asset impairment or lease termination charges were recorded in the three or nine month periods in 2005.

              During the first quarter of 2005, we sold the non-real estate assets of six of the Closed Facilities, resulting in a gain on sale of approximately $1,143,000.

              During July 2005, in an eminent domain proceeding, one of our self-storage facilities located in the Portland, Oregon market was condemned (the "Eminent Domain Facility"). We received the proceeds, totaling $6.6 million, from the disposal of this facility during the third quarter of 2005 and recorded a gain of $5.2 million. The operations of this facility prior to its disposition, and the gain on disposition were classified as "discontinued operations" for all periods presented on our September 30, 2005 income statement and included under the "Eminent Domain Facility" in the table below.

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

              The following table summarizes the historical operations of each component of our discontinued operations:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

DISCONTINUED OPERATIONS:
------------------------


                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                       ---------------------      ----------------------
                                         2005        2004            2005        2004
                                       ----------  ---------      ----------   ---------
                                                    (Amounts in thousands)
Rental income (a):
  Closed Facilities...............      $     -     $ 1,740         $    95    $  6,267
  Eminent Domain Facility.........          161         165             461         505
  Sold Commercial Facility........            -         105               -         279
                                       ----------  ---------      ----------   ---------
Total rental income...............          161       2,010             556       7,051
                                       ----------  ---------      ----------   ---------
Cost of operations (a):
  Closed Facilities...............            -      (1,154)           (194)     (5,176)
  Eminent Domain Facility.........          (45)        (73)           (220)       (166)
  Sold Commercial Facility........            -         (26)              -         (63)
                                       ----------  ---------      ----------   ---------
Total cost of operations..........          (45)     (1,253)           (414)     (5,405)
                                       ----------  ---------      ----------   ---------
Depreciation expense (a):
  Closed Facilities...............            -        (306)            (29)     (1,031)
  Eminent Domain Facility.........          (20)        (21)            (59)        (68)
  Sold Commercial Facility........            -         (25)              -         (74)
                                       ----------  ---------      ----------   ---------
Total depreciation ...............          (20)       (352)            (88)     (1,173)

Other items (b)...................        5,180      (1,406)          6,323      (1,991)
                                       ----------  ---------      ----------   ---------
Net discontinued operations (c)...      $ 5,276     $(1,001)        $ 6,377    $ (1,518)
                                       ==========  =========      ==========   =========


(a) These amounts represent the historical operations of the Closed Facilities, the Eminent Domain Facility and the Sold Commercial Facility, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) For the three and nine months ended September 30, 2005, we recorded a gain totaling $5,180,000 in connection with the Eminent Domain Facility (see Note 4). Also, for the nine months ended September 30, 2005, non-real estate assets of the Closed Facilities were sold, resulting in a gain on sale of approximately $1,143,000. Shutdown expenses for the nine months ended September 30, 2004 were $1,991,000, including $1,575,000 in asset impairment charges and $416,000 in lease termination expenses recorded with respect to the Closed Facilities.

(c) Earnings per share increased by $0.04 and $0.05 per share for the three and nine months ended September 30, 2005, respectively, as compared to a decrease of $0.01 per share for each of the same periods in 2004, due to the impact from discontinued operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

4.       Real Estate Facilities
         ----------------------
              Activity in real estate facilities is as follows:

                                                               Nine Months Ended
                                                              September 30, 2005
                                                              ------------------
                                                                (In thousands)
Operating facilities, at cost:
   Balance at December 31, 2004........................        $    5,510,750
   Newly developed facilities opened for operations....                41,848
   Acquisition of real estate facilities...............               124,753
   Acquisition of minority interest (Note 9)...........                69,312
   Assets damaged by hurricane (Note 2)................                (4,230)
   Dispositions (including Eminent Domain Facility
     discussed in Note 3)..............................                (7,851)
   Capital improvements................................                13,286
                                                              ------------------
   Balance at September 30, 2005.......................             5,747,868
                                                              ------------------
Accumulated depreciation:
   Balance at December 31, 2004........................            (1,320,200)
   Additions...........................................              (134,083)
   Assets damaged by hurricane (Note 2)................                 1,270
   Dispositions (including Eminent Domain Facility
     discussed in Note 3)..............................                 3,126
                                                              ------------------
   Balance at September 30, 2005.......................            (1,449,887)
                                                              ------------------
Construction in process:
   Balance at December 31, 2004........................                47,277
   Current development.................................                46,039
   Transfer to land held for development...............                  (569)
   Newly developed facilities opened for operations....               (41,848)
                                                              ------------------
   Balance at September 30, 2005.......................                50,899
                                                              ------------------
Land held for development:
   Balance at December 31, 2004........................                 8,883
   Dispositions........................................                (1,048)
   Transfer from construction in process...............                   569
                                                              ------------------
   Balance at September 30, 2005.......................                 8,404
                                                              ------------------
Total real estate at September 30, 2005................        $    4,357,284
                                                              ==================

              During the nine months ended September 30, 2005, we opened three newly developed self-storage facilities (259,000 net rentable square feet) for an aggregate cost of $15,983,000. We also completed six projects which converted space previously used by our containerized storage business into 324,000 net rentable square feet of self-storage space for an aggregate cost of $12,696,000. In addition, we completed three expansion projects to existing self-storage facilities adding 117,000 net rentable square feet for an aggregate of $13,026,000, and we incurred trailing development costs with respect to development projects completed in prior years, for an aggregate net cost of $143,000.

              During the nine months ended September 30, 2005, we disposed of various parcels of land for an aggregate of $4,274,000, recording a loss on sale of approximately $89,000. In addition, we disposed of a facility in connection with an eminent domain proceeding, for an aggregate of $6,590,000 recording a gain on sale of $5,180,000, which is included in Discontinued Operations (see also Note 3).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

              During the nine months ended September 30, 2005, we acquired 21 self-storage facilities from third parties at an aggregate cost of $124,753,000 in cash (1,469,000 net rentable square feet).

              Construction in process at September 30, 2005 consists primarily of seven self-storage facilities (579,000 net rentable square feet) with costs incurred of $37,009,000 at September 30, 2005 and total estimated costs of $80,973,000, 38 projects (2,309,000 net rentable square feet) which expand or enhance the visual and structural appeal of our existing self-storage facilities with cost incurred of $10,011,000 at September 30, 2005 and total estimated costs of $177,127,000, and 12 projects (926,000 net rentable square feet) to convert space at former containerized storage facilities into self-storage space with cost incurred of $3,879,000 at September 30, 2005 and total estimated costs of $33,168,000. In addition, we have five parcels of land held for development with total costs of approximately $8,404,000.

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three and nine months ended September 30, 2005 was $710,000 and $2,054,000, respectively. Interest capitalized for the three and nine months ended September 30, 2004 was $685,000 and $2,722,000, respectively.

5.       Investment in Real Estate Entities
         ----------------------------------

              At September 30, 2005, our investments in real estate entities consist of ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the partnerships. The accounting policies of these entities are similar to the Company's.

              We received cash distributions from our investments for the nine months ended September 30, 2005 and 2004, in the amount of $17,015,000 and $15,863,000, respectively. In addition, during the nine months ended September 30, 2005, we received a distribution from affiliated entities of 635,885 shares of our common stock and 31,909 depositary shares of our Equity Stock, Series A, with an aggregate book value of $11,189,000.

              The following table sets forth our investments in real estate entities at September 30, 2005 and December 31, 2004, an our equity in earnings of real estate entities for the three an nine months ended September 30, 2005 and 2004 (amounts in thousands):


                                                                      Equity in Earnings of Real      Equity in Earnings of Real
                                    Investments in Real Estate          Estate Entities for the      Estate Entities for the Nine
                                            Entities at            Three Months Ended September 30,  Months Ended September 30,
                                 --------------------------------  --------------------------------  ----------------------------
                                  September 30,      December 31,
                                      2005               2004             2005           2004            2005           2004
                                 --------------    --------------  ---------------   --------------  ------------    ------------
PSB (a).......................   $   289,457        $   284,564       $     8,251     $     1,567    $    15,829     $     7,263
Acquisition Joint Venture.....         2,844              2,857                 7             (10)           (13)            (10)
Other Investments ............        41,181             53,883             1,595           1,627          4,566           4,393
                                 --------------    --------------  ---------------   --------------  ------------    ------------
  Total.......................   $   333,482        $   341,304       $     9,853     $     3,184    $    20,382     $    11,646
                                 ==============    ==============  ===============   ==============  ============    ============


(a) Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share of these items resulted in an increase of equity in earnings of $5,458,000 and $7,033,000 for the three and nine months ended September 30, 2005, respectively, as compared to a decrease in equity in earnings of $1,092,000 and $2,109,000 for the three and nine months ended September 30, 2004, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

     Investment in PS Business Parks, Inc.
     -------------------------------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of September 30, 2005. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both September 30, 2005 and December 31, 2004; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at September 30, 2005 ($45.80 per common share of PSB stock), the shares and units had a market value of approximately $582.7 million as compared to a book value of $289.5 million.

              At September 30, 2005, PSB wholly owned approximately 17.4 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for each of the nine month periods ended September 30, 2005 and 2004 (as restated for discontinued operations), and the condensed balance sheets of PSB at September 30, 2005 and December 31, 2004. The amounts below represent 100% of PSB's balances and our pro rata share.


                                                          Nine Months Ended September 30,
                                                         -----------------------------------
                                                               2005               2004
                                                         ----------------    ---------------
                                                            (Amounts in thousands)
   Total revenue....................................     $      164,305      $      157,020
   Cost of operations and general and administrative            (53,011)            (50,176)
   Other income and expense, net....................              1,914              (2,400)
   Depreciation and amortization....................            (56,283)            (51,862)
   Discontinued operations (a)......................             14,615               3,509
   Minority interest (b)............................            (12,423)            (20,472)
                                                         ----------------    ---------------
     Net income.....................................     $       59,117      $       35,619
                                                         ================    ===============



                                                          September 30,       December 31,
                                                               2005               2004
                                                         ----------------    ---------------
                                                             (Amounts in thousands)

   Total assets (primarily real estate).............     $    1,440,283      $    1,363,829
   Total debt.......................................             11,055              11,367
   Other liabilities................................             37,947              38,453
   Preferred equity and preferred minority interest.            709,100             638,600
   Common equity and common minority interest.......            682,181             675,409



(a) Included in discontinued operations for the nine months ended September 30, 2005 is a net gain on disposition of real estate of $16,529,000 as compared to $145,000 for the same period in 2004.

(b) Minority interest for the nine months ended September 30, 2005 and 2004 includes $301,000 and $3,139,000, respectively, in EITF Topic D-42 charges related to PSB's redemption of preferred units.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

              The following table sets forth certain condensed financial information (representing 100% of this entity's balances and not our pro rata share) with respect to the two self-storage facilities acquired by the Acquisition Joint Venture that we account for using the equity method of accounting:


                                                             Nine Months Ended     Nine Months Ended
                                                             September 30, 2005    September 30, 2004
                                                            --------------------  --------------------
                                                                    (Amounts in thousands)
   Total revenue........................................      $          961        $          133
   Other expenses, principally cost of operations.......                (364)                  (72)
   Depreciation and amortization........................                (202)                  (31)
                                                            --------------------  --------------------
     Net income.........................................      $          395        $           30
                                                            ====================  ====================



                                                              At September 30,        At December 31,
                                                                    2005                  2004
                                                            --------------------  --------------------
                                                                    (Amounts in thousands)
   Total assets (primarily self-storage facilities).....      $        9,065        $        9,168
   Liabilities..........................................                  77                    11
   Partners' equity.....................................               8,988                 9,157


     Other Investments
     -----------------

              During the nine months ended September 30, 2005 we had an average common equity ownership of approximately 40% in seven limited partnerships (collectively, the "Other Investments") owning an aggregate of 36 storage facilities.

              The  following  table  sets  forth  certain  condensed   financial
     information (representing 100% of these entities' balances and not our pro rata share) with respect to Other Investments:


                                                               Nine Months Ended September 30,
                                                              --------------------------------
                                                                    2005              2004
                                                              ---------------    -------------
                                                                 (Amounts in thousands)
   Total revenue........................................      $      21,936      $     21,089
   Other expenses, principally cost of operations.......             (7,241)           (7,170)
   Depreciation and amortization........................             (1,554)           (1,781)
                                                              ---------------    -------------
     Net income.........................................      $      13,141      $     12,138
                                                              ===============    =============



                                                              September 30,      December 31,
                                                                   2005              2004
                                                              --------------     -------------
                                                                  (Amounts in thousands)
   Total assets (primarily self-storage facilities).....      $     50,037       $     58,124
   Other liabilities....................................             2,256              1,853
   Partners' equity.....................................            47,781             56,271


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

              The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at September 30, 2005. At September 30, 2005 and at November 8, 2005, we had no outstanding borrowings on our line of credit.

              At September 30, 2005 and November 8, 2005, we had undrawn standby letters of credit totaling $18,693,000. The beneficiaries of these standby letters of credit were certain insurance companies associated with our captive insurance and tenant insurance activities.

7.       Notes Payable
         -------------

              Notes payable at September 30, 2005 and December 31, 2004 consist of the following:


                                                                         Carrying Amount
                                                                -------------------------------
                                                                 September 30,     December 31,
                                                                      2005             2004
                                                                ---------------  --------------
                                                                     (Amounts in thousands)
Unsecured senior notes:

  7.66% note due January 2007.............................       $     22,400      $     33,600

Mortgage notes payable:

  7.134% and 8.75% mortgage notes secured by two real estate facilities with a net book value of $10.9 million, principal and interest payable monthly, due at varying dates between
  October 2009 and September 2028.........................              1,514             1,629

  5.05% mortgage notes (including unamortized note premium of
  $2.0 million)secured by 25 real estate facilities with a net book value of $96.5 million,principal and interest due
  monthly,  due at varying dates  between  October 2010 and
  May 2023....................................................         39,307            41,470

  5.25% mortgage notes (including unamortized note premium of
  $3.6 million) secured by seven real estate facilities with a net book value of $90.5 million, principal and interest due monthly, due at varying dates between June 2011 and
  July 2013 ..............................................             51,839            52,820
                                                                ---------------  --------------
         Total notes payable..............................        $   115,060       $   129,519
                                                                ===============  ==============


              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at September 30, 2005.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

              We assumed the 5.05% and 5.25% mortgage notes in connection with property acquisitions in 2004. The stated interest rates on the notes range from 5.4% to 8.1% with a weighted average of approximately 6.65%. The notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of 5.05% and 5.25%, an aggregate of approximately $94,693,000, as compared to actual assumed balances aggregating approximately $88,247,000. This premium of approximately $6,446,000 over the principal balance of the notes payable is amortized over the remaining term of the loans based upon the effective interest method. During the nine months ended September 30, 2005, we incurred $5,011,000 in interest expense on these notes, comprised of $5,785,000 in cash less $774,000 in amortization of premium.

              At September 30, 2005, approximate principal maturities of notes payable are as follows:

                                    Unsecured          Mortgage
                                   Senior Notes          Notes            Total
                                  --------------     ------------     ----------
                                            (Amounts in thousands)
2005 (remainder of)..........     $          -       $       893       $     893
2006.........................           11,200             4,539          15,739
2007.........................           11,200             4,783          15,983
2008.........................                -             5,034           5,034
2009.........................                -             5,213           5,213
Thereafter...................                -            72,198          72,198
                                  --------------     ------------     ----------
                                  $     22,400         $  92,660       $ 115,060
                                  ==============     ============     ==========
Weighted average rate........            7.7%               5.2%            5.7%
                                  ==============     ============     ==========

8.       Debt to Joint Venture Partner
         -----------------------------

              As described more fully in Note 2, we accounted for facilities sold to our Acquisition Joint Venture as financing transactions pursuant to SFAS 66. As a result, the fair value of our partner's interest in these facilities ($35,654,000 at September 30, 2005 and $16,095,000 at December 31, 2004) is accounted for as debt on our condensed consolidated balance sheets.

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

              A total of $2,182,000 was recorded as interest expense on our consolidated income statement with respect to our Debt to Joint Venture Partner during the nine months ended September 30, 2005, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment); a total of $1,820,000 was paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the nine months ended September 30, 2005, with the debt balance increasing $362,000.

              We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

9.       Minority Interest and Debt to Related Party
         -------------------------------------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the condensed consolidated financial statements or, when such ownership interests represent liabilities, as debt. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities.

     Preferred Partnership Interests
     -------------------------------

              The following table summarizes the preferred partnership units outstanding at September 30, 2005 and December 31, 2004:


                                                        At September 30, 2005           At December 31, 2004
                                                     -----------------------------   --------------------------
                     Earliest        Distribution       Units          Carrying         Units        Carrying
    Series      Redemption Date (a)      Rate        Outstanding        Amount       Outstanding      Amount
--------------  -------------------  ------------    -----------     -------------   -----------    -----------
                                                                      (Amounts in thousands)
Series N......   March 17, 2005 (b)       9.500%               -       $       -           1,600     $   40,000
Series NN.....   March 17, 2010           6.400%           8,000          200,000          8,000        200,000
Series O......   March 29, 2005 (b)       9.125%               -                -          1,800         45,000
Series Z......   October 12, 2009         6.250%           1,000           25,000          1,000         25,000
                                                     -----------     -------------   -----------    -----------
                                                           9,000       $ 225,000          12,400     $  310,000
                                                     ===========     =============   ===========    ===========

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

              Income allocated to the preferred minority interests totaled $3,591,000 and $13,430,000 for the three and nine months ended September 30, 2005, respectively, as compared to $5,176,000 and $26,970,000 for the same periods in 2004, respectively, comprised of distributions paid and the allocation of income resulting from the application of EITF Topic D-42.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

     Other Partnership Interests
     ---------------------------

              The following table sets forth the minority interests at September 30, 2005 and December 31, 2004 (amounts in thousands):

                                                 Minority Interest at
                                            -----------------------------
                                            September 30,    December 31,
               Description                     2005               2004
----------------------------------------    -------------    ------------
Consolidated Development Joint Venture...    $        -       $    64,297
Convertible Partnership Units...........          6,177             6,160
Other consolidated partnerships..........        25,830            48,446
                                            -------------    ------------
Total other partnership interests........    $   32,007       $   118,903
                                            =============    ============

              Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following table sets forth minority interest in income with respect to the other partnership interests for the three and nine months ended September 30, 2005 and 2004 (amounts in thousands):


                                                Minority Interest in Income for the     Minority Interest in Income for the
                                                         Three Months Ended                      Nine Months Ended
                                                           September 30,                           September 30,
                                                -----------------------------------     -----------------------------------
                 Description                          2005                2004               2005                2004
-------------------------------------------     ---------------    ----------------     --------------      ---------------
Consolidated Development Joint Venture......      $       826         $    1,563         $     4,229         $     3,940
Convertible Partnership Units...............              148                 88                 350                 219
Other Consolidated Partnerships.............            2,678              2,694               8,346               8,769
                                                 ---------------    ----------------     --------------      ---------------
Total other partnership interests...........      $     3,652         $    4,345         $    12,925         $    12,928
                                                 ===============    ================     ==============      ===============


              Distributions paid to minority interests with respect to the other partnership interests for the nine months ended September 30, 2005 and 2004 were $11,805,000 and $16,986,000, respectively.

     Consolidated Development Joint Venture
     --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner ("PSAC Storage Investors, LLC") whose partners included a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), the Company's chairman, to develop approximately $100 million of self-storage facilities and to purchase $100 million of our Equity Stock, Series AAA (see Note 10). At September 30, 2005, the Consolidated Development Joint Venture owned 22 self-storage facilities that it had developed for a total cost of $108.6 million.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

              The Consolidated Development Joint Venture is funded solely with equity capital consisting of 51% from us and 49% from PSAC Storage Investors, LLC. The accounts of the Consolidated Development Joint Venture have been included in our condensed consolidated financial statements since its formation. Prior to September 30, 2005, minority interests on our condensed consolidated balance sheet primarily represents the total contributions received from PSAC Storage Investors, LLC combined with the accumulated net income allocated to PSAC Storage Investors, LLC, net of cumulative distributions.

              PSAC Storage Investors, LLC provides Mr. Hughes with a fixed yield of approximately 7.9972% per annum on his preferred non-voting interest (representing an investment of approximately $64.1 million at September 30, 2005). In addition, Mr. Hughes receives 1% of the remaining cash flow of PSAC Storage Investors, LLC (estimated to be less than $50,000 per year). Since its formation through August 4, 2005, the accounts of PSAC Storage Investors, LLC were not included in our consolidated financial statements.

              On August 5, 2005 we acquired the third party institutional investor's partnership interest in PSAC Storage Investors, LLC for approximately $41.4 million in cash, and commenced consolidating the accounts of PSAC Storage Investors, LLC. This acquisition also gave us an option to acquire Mr. Hughes' interest in PSAC Storage Investors, LLC. We have exercised this option and will acquire Mr. Hughes' interest on November 17, 2005 for an aggregate of $64.5 million in cash. The amounts owed to Mr. Hughes with respect to his preferred non-voting interest are reflected on our balance sheet as "Debt to related party," and the preferred return that he accrued from August 5, 2005 through September 30, 2005 amounting to $789,000 is reflected on our income statement as interest expense. This debt will be extinguished on November 17, 2005 when we acquire his interest.

              The total acquisition cost of the August 5, 2005 transaction was $105,933,000, comprised of the $41,420,000 in cash paid to the third-party institutional investor and $64,513,000 in debt to Mr. Hughes. The total acquisition cost was allocated to minority interest ($62,643,000) and real estate ($43,290,000).

              In consolidation, the Equity Stock, Series AAA, owned by the joint venture and the related dividend income have been eliminated.

     Convertible Partnership Units
     -----------------------------

              As of September 30, 2005 and December 31, 2004, one of the Consolidated Entities had approximately 237,935 convertible operating partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into our common stock at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the nine months ended September 30, 2005 and the year ended December 31, 2004, no units were converted.

     Other Consolidated Partnerships
     -------------------------------

              At September 30, 2005, the other consolidated partnerships reflect common equity interests that we do not own in 22 entities having an interest in an aggregate of 73 self-storage facilities. At December 31, 2004, the consolidated partnerships included 24 entities having an interest in an aggregate of 123 self-storage facilities.

              In January 2005, we acquired a portion of the minority interest we did not own in one of the Consolidated Entities for an aggregate of $4,366,000 in cash. The acquisition resulted in the reduction of minority interest by $2,828,000 with the excess of cost over underlying book value ($1,538,000) allocated to real estate.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

              In April 2005, we acquired minority interests we did not own in two Consolidated Entities for an aggregate of $32,432,000 in cash. The acquisition resulted in a reduction of minority interest of $15,394,000 with the excess of cost over underlying book value ($17,038,000) allocated to real estate.

              In August 2005, we acquired the remaining minority interests we did not own in the Consolidated Entities for an aggregate of $14,597,000 in cash. The acquisition resulted in a reduction of minority interest of $7,151,000 with the excess of cost over underlying book value ($7,446,000) allocated to real estate.

              On June 30, 2004, we acquired the remaining minority interest we did not own in one of the Consolidated Entities, for an aggregate of $24,851,000 in cash. This acquisition had the effect of reducing minority interest by $18,312,000, with the excess of cost over underlying book value ($6,539,000) allocated to real estate.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

10.      Shareholders' Equity
         --------------------

     Cumulative Preferred Stock
     --------------------------

              At September 30, 2005 and December 31, 2004, we had the following series of Cumulative Preferred Stock outstanding:


                                                          At September 30, 2005           At December 31, 2004
                         Earliest                       ---------------------------    ---------------------------
                        Redemption       Dividend         Shares         Carrying        Shares         Carrying
       Series             Date (a)         Rate         Outstanding       Amount       Outstanding       Amount
-----------------      --------------    ---------      -----------     ------------   -----------     -----------
                                                                       (Dollar amount in thousands)
Series F                 5/2/05 (b)           9.750%             -      $        -       2,300,000     $    57,500
Series Q                 1/19/06              8.600%         6,900         172,500           6,900         172,500
Series R                 9/28/06              8.000%        20,400         510,000          20,400         510,000
Series S                 10/31/06             7.875%         5,750         143,750           5,750         143,750
Series T                 1/18/07              7.625%         6,086         152,150           6,086         152,150
Series U                 2/19/07              7.625%         6,000         150,000           6,000         150,000
Series V                 9/30/07              7.500%         6,900         172,500           6,900         172,500
Series W                 10/6/08              6.500%         5,300         132,500           5,300         132,500
Series X                 11/13/08             6.450%         4,800         120,000           4,800         120,000
Series Y                 1/2/09               6.850%     1,600,000          40,000       1,600,000          40,000
Series Z                 3/5/09               6.250%         4,500         112,500           4,500         112,500
Series A                 3/31/09              6.125%         4,600         115,000           4,600         115,000
Series B                 6/30/09              7.125%         4,350         108,750           4,350         108,750
Series C                 9/13/09              6.600%         4,600         115,000           4,600         115,000
Series D                 2/28/10              6.180%         5,400         135,000               -               -
Series E                 4/27/10              6.750%         5,650         141,250               -               -
Series F (c)             8/23/10              6.450%         8,000         200,000               -               -
                                                        -----------     ------------   -----------     -----------
      Total Cumulative Preferred Stock                   1,699,236      $2,520,900       3,980,186     $ 2,102,150
                                                        ===========     ============   ===========     ===========


(a) Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Stock outstanding at September 30, 2005 are not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Senior Preferred Stock will be redeemable, at our option, in whole or in part, at $25.00 per depositary share (or per share in the case of the Series Y), plus accrued and unpaid dividends.

(b) The Series F Cumulative Preferred Stock was called for redemption on March 31, 2005 and was redeemed in May 2005 along with the unpaid distributions from April 1, 2005 through the redemption date.

(c) On October 3, 2005, we issued an additional 2,000 shares of our 6.45% Series F Preferred Stock resulting in gross proceeds of $50 million.

              The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. In the case of one of the series of preferred stock, the holders have this same right if we fail to maintain a Debt Ratio (as defined) of 50% or more. At September 30, 2005, there were no dividends in arrears and the Debt Ratio was 3.1%.

              Upon issuance of our Preferred Stock, we classify the liquidation value as preferred stock on our consolidated balance sheet with any issuance costs recorded as a reduction to additional paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

              During the first quarter of 2005, we issued our 6.18% Series D Cumulative Preferred Stock for net proceeds of $130,547,000. On April 27, 2005, we issued our 6.75% Cumulative Preferred Stock, Series E, for net proceeds of $136,601,000. On August 23, 2005, we issued our 6.45% Series F Cumulative Preferred Stock for net proceeds of $193,500,000. A subsequent issuance of an additional 2,000,000 depositary shares, each representing 1/1,000 of a share of our 6.45% Series F Cumulative Preferred Stock, were issued on October 3, 2005, resulting in net proceeds of $48,225,000.

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

     Equity Stock, Series A
     ----------------------

              At September 30, 2005, we had 8,744,193 depositary shares outstanding (8,776,102 at December 31, 2004), each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). We received 31,909 depositary shares from a distribution from affiliated entities at March 31, 2005 (see Note 5). The Equity Stock A ranks on parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be not less than the lesser of: (i) five times the per share dividend on our common stock or
     (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

              On November 17, 2005, upon the acquisition of Mr. Hughes' interest in PSAC Storage Investors, LLC (Note 9), we will own 100% of the partnership interest in the Consolidated Development Joint Venture. We plan on retiring the Equity Stock AAA at that time.

     Common Stock
     ------------

              During the nine months ended September 30, 2005, we issued 227,925 shares of Common Stock in connection with stock-based compensation. In addition, one of the Consolidated Entities acquired 84,000 shares of our Common Stock for $4,990,000; these shares were eliminated in consolidation. We also received a distribution of 503,110 shares, and one of the Consolidated Entities received 132,775 shares, of our Common Stock previously held by affiliated entities. The 503,110 shares that we received were retired.

              At September 30, 2005, the Consolidated Entities owned 1,146,207 common shares of the Company. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding. The following chart reconciles our legally issued and outstanding shares of common stock and the reported outstanding shares of common stock at September 30, 2005 and December 31, 2004:

Reconciliation of Common Shares Outstanding    At September 30, At December 31,
-------------------------------------------          2005             2004
                                               ---------------- ---------------

Legally issued and outstanding shares.........    129,180,697      129,455,882
Less - Shares owned by the Consolidated
    Entities that are eliminated in
    consolidation (a).........................     (1,146,207)        (929,432)
                                               ---------------- ---------------
Reported issued and outstanding shares........    128,034,490      128,526,450
                                               ===============  ===============

              (a) The increase in shares owned by the Consolidated Entities is due to the Consolidated Entities' purchase of 84,000 shares of our common stock during the nine months ended September 30, 2005 and one of the Consolidated Entities' receipt of 132,775 shares of our common stock in a distribution from affiliates on March 31, 2005.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

     Dividends
     ---------

         The following table summarizes dividends declared and paid during the nine months ended September 30, 2005:

                                             Distributions Per
                                           Share or Depositary      Total
                                                   Share         Distributions
                                           --------------------- -------------
Preferred Stock:
Series E..............................             $0.208        $     457,000
Series F..............................             $0.819            1,884,000
Series Q..............................             $1.612           11,126,000
Series R..............................             $1.500           30,600,000
Series S..............................             $1.477            8,490,000
Series T..............................             $1.430            8,700,000
Series U..............................             $1.430            8,580,000
Series V..............................             $1.406            9,703,000
Series W..............................             $1.219            6,459,000
Series X..............................             $1.209            5,805,000
Series Y..............................             $1.284            2,055,000
Series Z..............................             $1.172            5,274,000
Series A..............................             $1.148            5,283,000
Series B..............................             $1.336            5,811,000
Series C..............................             $1.238            5,694,000
Series D..............................             $0.901            4,867,000
Series E..............................             $0.726            4,102,000
Series F..............................             $0.175            1,396,000
                                                                --------------
                                                                   126,286,000
Common Stock:
Equity Stock, Series A................             $1.838           16,087,000
Common ...............................             $1.400          179,822,000
                                                                --------------
   Total dividends....................                           $ 322,195,000
                                                                ==============

              The dividends paid on the common stock amounted to $0.50 per common share and $1.40 per common share for the three and nine months ended September 30, 2005, respectively. The dividend rate on the Equity Stock A was $0.6125 per depositary share and $1.8375 per depositary share for the
     three  and  nine   months   ended   September   30,   2005,   respectively.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                           -----------------------                ----------------------
                                                               2005         2004        Change        2005         2004     Change
                                                           ------------ -----------  -----------  -----------  ----------   --------
                                                                                  (Amounts in thousands)
Reconciliation of Net Income by Segment:
----------------------------------------
Self-storage
  Self-storage net operating income......................   $ 163,514    $ 145,741    $  17,773    $ 464,205    $414,567    $49,638
  Self-storage depreciation..............................     (47,042)     (42,818)      (4,224)    (139,925)   (130,575)    (9,350)
  Equity in earnings - self-storage property operations..       2,119        1,744          375        6,103       5,014      1,089
  Equity in earnings - depreciation (self-storage) ......        (470)        (402)         (68)      (1,378)     (1,180)      (198)
  Discontinued operations (Note 3) ......................       5,276           71        5,205        5,362         271      5,091
                                                           ------------ -----------  -----------  -----------  ----------   --------
      Total self-storage segment net income..............     123,397      104,336       19,061      334,367     288,097     46,270
                                                           ------------ -----------  -----------  -----------  ----------   --------
  Commercial properties
  Commercial properties net operating income.............       1,796        1,676          120        5,401       4,864        537
  Depreciation and amortization - commercial properties..        (562)        (464)         (98)      (1,721)     (1,574)      (147)
  Equity in earnings - commercial property operations....      17,737       15,959        1,778       51,865      49,753      2,112
  Equity in earnings - depreciation (commercial
     properties) ........................................      (8,352)      (8,119)        (233)     (24,887)    (23,875)    (1,012)
  Discontinued operations (Note 3) ......................           -           54          (54)           -         142       (142)
                                                           ------------ -----------  -----------  -----------  ----------   --------
      Total commercial property segment net income...... .     10,619        9,106        1,513       30,658      29,310      1,348
                                                           ------------ -----------  -----------  -----------  ----------   --------
  Containerized storage
  Containerized storage net operating income.............         804        1,975       (1,171)       2,613       6,358     (3,745)
  Containerized storage depreciation.....................        (313)      (1,072)         759       (2,490)     (3,298)       808
  Discontinued operations (Note 3) ......................           -       (1,126)       1,126        1,015      (1,931)     2,946
                                                           ------------ -----------  -----------  -----------  ----------   --------
      Total containerized storage segment net income.....         491         (223)         714        1,138       1,129          9
                                                           ------------ -----------  -----------  -----------  ----------   --------
  Tenant Reinsurance
   Tenant reinsurance net income.........................       3,315        2,006        1,309       10,939       7,177      3,762
                                                           ------------ -----------  -----------  -----------  ----------   --------
  Other items not allocated to segments
  -------------------------------------
  General and administrative and other included in
     equity in earnings..................................      (1,181)      (5,998)       4,817      (11,321)    (18,066)     6,745
   Interest and other income.............................       7,376        3,300        4,076       16,698       7,240      9,458
  General and administrative.............................      (5,621)      (5,527)         (94)     (16,890)    (15,983)      (907)
  Interest expense.......................................      (2,471)           -       (2,471)      (5,928)       (100)    (5,828)
  Casualty loss..........................................        (196)      (1,250)       1,054         (196)     (1,250)     1,054
  Gain on sale of real estate............................        (142)       1,286       (1,428)         (89)      1,286     (1,375)
  Minority interest in income............................      (7,243)      (9,521)       2,278      (26,355)    (39,898)    13,543
                                                           ------------ -----------  -----------  -----------  ----------   --------
      Total other items not allocated to segments........      (9,478)     (17,710)       8,232      (44,081)    (66,771)    22,690
                                                           ------------ -----------  -----------  -----------  ----------   --------
      Total consolidated net income......................   $ 128,344    $  97,515    $   30,829   $ 333,021    $258,942    $74,079
                                                           ============ ===========  ===========  ===========  ==========   ========


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

12.      Stock-Based Compensation
         ------------------------

      Stock Options
      -------------

              We have a 1990 Stock Option Plan (the "1990 Plan"), which provides for the grant of non-qualified stock options. We have a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan"), a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), a 2001 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2001 Non-Executive Plan") and a 2001 Stock Option and Incentive Plan (the "2001 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans".) Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after, December 31, 2002 vest generally over a five-year period) and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan, the 2000 Plan, the 2001 Non-Executive Plan and the 2001 Plan also provide for the grant of restricted stock (see below) to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors.

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

              For the three and nine months ended September 30, 2005 we recorded $240,000 and $667,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $150,000 and $439,000, respectively, for the same periods in 2004. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The estimated per option value of 205,000 stock options granted in the first nine months of 2005 was based upon an estimated life of 5 years, an average risk-free rate of 3.9%, an expected dividend yield of 7%, and an average expected volatility of 0.22.

              If we had recorded stock option expense applying the Fair Value Method to all awards, we would have recognized an additional $439,000 for the nine months ended September 30, 2004 in stock option compensation expense (none for the same period in 2005). Basic and diluted earnings per share would have been $0.93 and $0.92, respectively for the nine months ended September 30, 2004.

              A total of 205,000 stock options were granted during the nine months ended September 30, 2005, 201,457 shares were exercised, and 57,235 shares were forfeited. A total of 1,388,209 stock options were outstanding at September 30, 2005 (1,441,901 at December 31, 2004).

     Restricted Stock Units
     ----------------------

              Restricted stock units vest over a five-year period from the date of grant at the rate of one-fifth per year. The employee receives additional compensation equal to the per-share dividends received by common

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

              From December 31, 2004 through September 30, 2005, 168,550 restricted stock units were granted, 60,100 restricted stock units were forfeited, and 37,000 restricted stock units vested. This vesting resulted in the issuance of 26,468 shares of the Company's Common Stock. In addition, cash compensation was paid to employees in lieu of 10,532 shares of Common Stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At September 30, 2005, approximately 323,490 restricted stock units were outstanding (252,040 at December 31, 2004). A total of $956,000 and $2,912,000 in restricted stock expense was recorded for the three and nine months ended September 30, 2005, respectively ($559,000 and $1,676,000, respectively, for the same periods in 2004) which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as accrued estimated burden to be incurred upon vesting.

13.      Related Party Transactions
         --------------------------

     Relationships and transactions with the Hughes Family
     -----------------------------------------------------

              B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate approximately 44 self-storage facilities in Canada under the name "Public Storage" pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our Common Stock outstanding at September 30, 2005. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 44 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Prior to December 31, 2003, our personnel were engaged in the supervision and the operation of these Canadian self-storage facilities and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services (U.S. $542,499 and $638,000 in respect of the Canadian operations for 2003 and 2002, respectively, and U.S. $151,063 and $167,930 for other services during 2003 and 2002, respectively). There have been conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003. The Canadian entities claim that the Company owes them CAD $653,424 representing the amount charged to them for the development of certain systems that they no longer utilize. On October 27, 2005, the Company's Board of Directors (with B. Wayne Hughes and B. Wayne Hughes Jr. abstaining) approved the reimbursement of the CAD $653,424 in system development costs plus interest, accrued at 4% per annum, of CAD $52,274. These costs have been accrued on our financial statements as of September 30, 2005.

              The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business on

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

     December 31, 2001 through its acquisition of PSIC. During the nine months ended September 30, 2005 and 2004, PSIC received $795,000 and $783,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since PSIC's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

              The corporation engaged in the operation of the Canadian facilities has advised us that it intends to reorganize the entities owning and operating the Canadian facilities and has proposed that the Company consent to this reorganization, which would impact the license agreement and the right of first refusal agreement with the Company, and might also impact our ability to provide tenant reinsurance. The reorganization is designed to enhance the entities' financial flexibility and growth potential. In November 2004, the Board appointed a special committee, comprised of independent directors, to consider the Company's alternatives in this matter, including a possible investment in the reorganized Canadian entities.

              In November  1999, we formed the  Consolidated  Development  Joint
     Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. We subsequently acquired the institutional investor's interest in August 2005 and notified Mr. Hughes of our intent to acquire his interest on November 17, 2005. This arrangement is discussed more fully in Note 9.

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

     Other Related Party Transactions
     --------------------------------

              Ronald L. Havner, Jr. is our vice-chairman, chief executive officer, and President, and he is also chairman of the board of PSB. Until August 2003, Mr. Havner was also the Chief Executive Officer of PSB. For 2003 and 2004 services, Mr. Havner was compensated by PSB as well as by the Company.

              In December 2003, we loaned $100,000,000 to PSB. This loan bore interest at the rate of 1.45% per year. This loan, which was fully repaid on March 8, 2004, was included in Notes Receivable at December 31, 2003.

              Dann V.  Angeloff,  a  director  of the  Company,  is the  general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by the Company. The Company received management fees with respect to this facility amounting to $33,000 and $31,000 for the nine months ended September 30, 2005 and 2004, respectively.

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $145,000 and $434,000 for the three and nine months ended September 30, 2005, respectively, and $141,000 and $423,000, respectively, for the same periods in 2004 in management fees with respect to PSB's property management services.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services. PSB's share of these costs totaled approximately $85,000 and $255,000 for each of the three and nine months ended September 30, 2005 and 2004, respectively.

              STOR-Re provides limited property and liability insurance to the Company, PSB and our affiliates for losses incurred during policy periods prior to April 1, 2004. Beginning April 1, 2004, this insurance is provided by PSIC-H for the Company and our affiliates, but not for PSB and the Canadian facilities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

              Based upon the uncertainty inherent in any putative class action, we cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted our motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, we filed a motion to remove the case to federal court. There can be no assurance that this motion will be granted. We are vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

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

              The contract to acquire PSIC was approved by the independent directors of the Company in March 2001, and the transaction was closed in December 2001. PSIC was formerly owned by B. Wayne Hughes, currently the Chairman of the Board (and in 2001 also the Chief Executive Officer) of the Company, B. Wayne Hughes, Jr., currently a director (and in 2001 also an officer) of the Company and Tamara H. Gustavson, who in 2001 was an officer of the Company. In exchange for the Hughes family's shares in PSIC, we issued to them 1,439,765 shares of Common Stock (or a net of 1,138,733 shares, after taking into account 301,032 shares held by PSIC).

              The shareholder has threatened litigation against the Hughes family and the directors of the Company arising out of this transaction and alleged a pattern of deceptive disclosures with respect to PSIC since 1995. In December 2002, the Board held a special meeting to authorize an inquiry by its independent directors to review the fairness to the Company's shareholders of its acquisition of PSIC and the ability of the Company to have started its own tenant reinsurance business in 1995. We believe that, prior to the effectiveness in 2001 of the federal REIT Modernization Act and corresponding California legislation that authorized the creation and ownership of "taxable REIT subsidiaries," our ownership of a reinsurance business relating to its tenants would have jeopardized our status as a REIT and that other REITs faced similar concerns about tenant insurance programs.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

              In July 2003, the Company filed an answer to the Hughes family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes family in respect of PSIC. In September 2003, by order of the Superior Court, Justice Malcolm Lucas, a former chief justice of the California Supreme Court, was appointed to try the case. This matter was tried in June 2005. In October 2005, Judge Lucas rendered his decision, ruling against the Company by finding that the PSIC transaction was just and reasonable as to the Company and holding that the Hughes family was not required to make any payment to the Company. The Superior Court has formally entered this decision and will enter judgment accordingly.

              At the end of December 2004, the same shareholder referred to above and a second shareholder filed a shareholder's derivative complaint (Potter, et al v. Hughes, et al) naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in the Potter complaint relate to PSIC, the Hughes family's Canadian mini-warehouse operations and the Company's 1995 reorganization. In June 2005, the court granted the defendants' motion to dismiss the Potter complaint with leave to amend the complaint. In July 2005, the plaintiffs filed an amended complaint, and the defendants filed a motion to dismiss the amended complaint. The matter is currently under submission. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Brinkley et al v. Public Storage,  Inc. (filed April, 2005) (Superior court
     ---------------------------------------------------------------------------
     of California - Los Angeles County)
     -----------------------------------

              The Brinkley plaintiffs are suing the Company on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. We are vigorously contesting the claims and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. We do not believe that this matter will have any material adverse effect on the results of operations of the Company.

     Inhan et al v.  Public  Storage,  Inc  (filed  May,  2005)  (United  States
     ---------------------------------------------------------------------------
     District Court - Southern District of Florida)
     ----------------------------------------------

              Inhan and a co-plaintiff are suing the Company in Florida claiming they were not compensated for all hours worked under the Federal Fair Labor Standards Act. The suit is brought as a putative class action. The time to add additional parties in this action has expired and no additional parties have been added. The Company vigorously contests the claims and although the maximum potential liability cannot be estimated, the fact that the time to add additional parties in this action has expired limits the maximum potential liability. As a result, we believe this matter is no longer potentially material and therefore will no longer report on it.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

     INSURANCE AND LOSS EXPOSURE

              Our facilities have historically carried comprehensive insurance, including fire, earthquake, flood, liability and extended coverage through STOR-Re and PSIC-H, our captive insurance programs, and insure portions of these risks through nationally recognized insurance carriers. Our captive insurance programs also insure affiliates of the Company.

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

     DEVELOPMENT OF REAL ESTATE FACILITIES

              At September 30, 2005 we have 57 projects (3,814,000 net rentable square feet) in our development pipeline, including seven newly developed self-storage facilities and expansions to 50 existing self-storage facilities, with total estimated development costs of $291.3 million, of which $50.9 million has been spent through September 30, 2005. Development of these facilities is subject to various risks and contingencies.

     ACQUISITION OF REAL ESTATE FACILITIES

              At November 7, 2005, we are under contract to acquire seven additional facilities (total approximate net rentable square feet of 481,000) at an aggregate cost of approximately $70 million, including the assumption of debt on one of these facilities totaling approximately $5 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

15.      Subsequent Events
         -----------------

              We acquired seven additional facilities for approximately $78.2 million with 586,000 net rentable square feet between October 1, 2005 and October 26, 2005. These acquisitions were entirely funded by us.

              On October 3, 2005, we issued an additional 2,000,000 depositary shares, with each share representing 1/1,000 of a share, in our 6.45% Series F Cumulative Preferred Stock resulting in $50 million of gross proceeds.

              On October 24, 2005, Hurricane Wilma struck southern Florida, where we have 111 self-storage facilities in the Miami, West Palm Beach and Tampa areas. As a result of damage sustained and lack of electrical power, many of these facilities were not operational and therefore could not process move-ins or move-outs for a period of time. Currently all of the self-storage facilities are operational; however, many units within several facilities are not rentable pending repairs. We also had one commercial property that sustained significant damage that will require us to vacate

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

     certain existing tenants in order to make the necessary repairs. With respect to our self-storage facilities, we do not anticipate any significant adverse impact to our earnings going forward as a result of damages sustained from the hurricane. With respect to the commercial property, we expect the operations will be significantly affected until repairs are made to the facility. Net operating income generated by this commercial property for the nine months ended September 30, 2005 was approximately $500,000.

              Our current estimate of costs to restore our facilities from physical damage ranges from $4.0 to $4.5 million. We have insurance that covers physical damage and business interruption, subject to certain limitations. The amount of insurance proceeds that we would expect to recover is currently not determinable.

16.      Recent Accounting Pronouncement
         -------------------------------

              Issue 04-05 of the Emerging Issues Task Force ("EITF 04-05") states that the general partner in a partnership is presumed to control that limited partnership, for purposes of determining whether to consolidate an interest in an entity or to apply the equity method of accounting. If the limited partners have either (1) the substantive ability
     - through a simple majority vote - to liquidate the partnership or remove the general partner without cause, or (2) substantive participating rights, the general partner does not control the limited partnership.

              The effective date for applying the guidance in EITF 04-05 is June 29, 2005 for new limited partnerships, or no later than our fiscal year beginning January 1, 2006.

              We have not fully quantified the impact of this statement on our consolidated financial statements, but we do not believe that the impact will be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results and performance to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 2A, "Risk Factors" and include changes in general economic conditions and in the markets in which we operate, the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in our ability to evaluate, finance and integrate acquired and developed properties into our operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expense and reduce our cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce our profitability; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process, which could adversely affect our profitability;
economic uncertainty due to the impact of war or terrorism could adversely affect our business plan; the costs associated with pursuing a potential transaction with Shurgard, the risk that no transaction with Shurgard occurs, the risks associated with Public Storage's ability to successfully integrate the operations of Shurgard, if a transaction is consummated, and assumptions with respect to the benefits to be realized from a potential transaction with
Shurgard,   future  revenues  of  Shurgard  and  Public  Storage,  the  expected performance of Shurgard and Public Storage and the expected cash flows of Shurgard and Public Storage and other risks related to our proposal to acquire Shurgard which are described in Item 2A. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005:

         Net income for the three months ended September 30, 2005 was $128,344,000 compared to $97,515,000 for the same period in 2004, representing an increase of $30,829,000 or 32%. This increase is primarily due to improved operations from our Same Store, newly developed and acquired self-storage facilities, an increase in equity earnings of real estate entities, improved tenant reinsurance operations, a gain on the disposition of real estate assets, and higher interest income. These items were partially offset by increases in depreciation and interest expense. Equity in earnings of real estate entities increased primarily as a result of our pro-rata share of gain from the sale of real estate recorded by PS Business Parks in the quarter ended September 30, 2005.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity stock shareholders) was $79,262,000 or $0.62 per common share on a diluted basis for the three months ended September 30, 2005 compared to $48,597,000 or $0.38 per common share on a diluted basis for the same period in 2004, representing an increase of $0.24 per common share, or 63%. The increases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above with respect to the increase in net income. Weighted average diluted shares decreased to 128,742,000 for the three months ended September 30, 2005 from 128,826,000 for the three months ended September 30, 2004.

         For the three months ended September 30, 2005 and 2004, we allocated $43,726,000 and $40,471,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly preferred securities issued. For the three months ended September 30, 2004, we also recorded an additional allocation of net income to our preferred shareholders and a corresponding reduction of net income allocation to our common shareholders of $3,072,000 or $0.02 per common share with respect to our redemption of our Series M and Series D Preferred stock, pursuant to Emerging Issues Task Force Topic D-42 ("EITF Topic D-42").

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:

         Net income for the nine months ended September 30, 2005 was $333,021,000 compared to $258,942,000 for the same period in 2004, representing an increase of $74,079,000, or 29%. This increase is primarily due to improved operations from our Same Store, newly developed and acquired self-storage facilities, reduced minority interest in income, an increase in equity earnings of real estate entities, improved tenant reinsurance operations, increased gains on the disposition of real estate assets and higher interest income. These items were partially offset by increases in depreciation and interest expense. Equity in earnings of real estate entities increased due to our pro-rata share of gain from the sale of real estate recorded by PS Business Parks in the nine months ended September 30, 2005.

         Minority interest in income declined primarily due to a reduction in redemption and restructuring costs associated with preferred partnership units in 2004, combined with the redemption of preferred partnership units during 2005. We allocated income to minority interests pursuant to EITF Topic D-42 totaling $874,000 and $2,063,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, during the nine months ended September 30, 2004, we allocated $8.0 million to preferred minority interests as a result of a special distribution associated with a restructuring.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity stock shareholders) was $188,744,000 or $1.46 per common share on a diluted basis for the nine months ended September 30, 2005 compared to $118,728,000 or $0.92 per common share on a diluted basis for the same period in 2004, representing an increase of $0.54 per common share, or 59%.

The increases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above with respect to the increase in net income, partially offset by an increase in net income allocated to our preferred shareholders. Weighted average diluted shares increased to 128,844,000 for the nine months ended September 30, 2005 from 128,545,000 for the nine months ended September 30, 2004.

         For the nine months ended September 30, 2005 and 2004, we allocated $126,286,000 and $117,293,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities at higher dividend rates than the newly preferred securities issued. We also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42 totaling $1,904,000 (or $0.01 per common share) and $6,795,000 (or $0.05 per
common  share)  for  the  nine  months  ended   September  30,  2005  and  2004,
respectively.

REAL ESTATE OPERATIONS
----------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 93% of our total revenues generated for the nine months ended September 30, 2005. As a result of acquisitions and development of self-storage facilities, year over year comparisons as presented on the consolidated statements of income with respect to our self-storage operations are not meaningful.

         To enhance year over year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of (i) 1,260 self-storage facilities that are reflected in the financial statements on a stabilized basis since January 1, 2003 (the "Same Store" facilities" facilities), (ii) 66 facilities that were acquired in 2004 and the first nine months of 2005 ( the "Acquired Facilities"), (iii) 56 facilities that were owned prior to January 1, 2003 but were not stabilized due primarily to expansions in their net rentable square footage (the "Expansion Facilities") and (iv) 67 newly-developed facilities that were opened after January 1, 2001 (the "Developed Facilities"):



    Self - storage operations summary:          Three Months Ended September 30,         Nine Months Ended September 30,
    ----------------------------------        -------------------------------------   -------------------------------------
                                                                        Percentage                               Percentage
                                                 2005         2004        Change         2005          2004        Change
                                              ------------  ----------- -----------   ------------  -----------  ----------
                                                                      (Dollar amounts in thousands)
 Rental income (a):
    Same Store Facilities (b)...........       $ 206,857    $ 197,162      4.9%       $  604,752    $ 576,765       4.9%
    Acquired Facilities (c).............          10,674           95        -            27,001           95         -
    Expansion Facilities (d)............          11,248       10,797      4.2%           32,983       30,953       6.6%
    Developed Facilities (e)............          15,043       11,689     28.7%           41,898       30,707      36.4%
                                             ------------  ----------- -----------   ------------  -----------  ----------
      Total rental income...............         243,822      219,743     11.0%          706,634      638,520      10.7%
                                             ------------  ----------- -----------   ------------  -----------  ----------
 Cost of operations (f):
    Same Store Facilities...............          66,927       65,616      2.0%          202,928      199,199       1.9%
    Acquired Facilities.................           4,200          103        -            11,508          103         -
    Expansion Facilities................           4,007        3,480     15.1%           11,940       10,564      13.0%
    Developed Facilities................           5,174        4,803      7.7%           16,053       14,087      14.0%
                                             ------------  ----------- -----------   ------------  -----------  ----------
    Total cost of operations............          80,308       74,002      8.5%          242,429      223,953       8.2%
                                             ------------  ----------- -----------   ------------  -----------  ----------
 Net operating income (before depreciation):
    Same Store Facilities...............         139,930      131,546      6.4%          401,824      377,566       6.4%
    Acquired Facilities.................           6,474           (8)       -            15,493           (8)        -
    Expansion Facilities................           7,241        7,317     (1.0)%          21,043       20,389       3.2%
    Developed Facilities................           9,869        6,886     43.3%           25,845       16,620      55.5%
                                             ------------  ----------- -----------   ------------  -----------  ----------
    Total net operating income before
      depreciation......................         163,514      145,741     12.2%          464,205      414,567      12.0%
  Depreciation and amortization ........         (47,042)     (42,818)     9.9%         (139,925)    (130,575)      7.2%
                                             ------------  ----------- -----------   ------------  -----------  ----------
    Net operating income................       $ 116,472   $  102,923     13.2%       $  324,280    $ 283,992      14.2%
                                             ============  =========== ===========   ============  ===========  ==========
 Number of self-storage facilities (at end
 of period):.............................                                                  1,449        1,382       4.8%
 Net rentable square feet (at end of period
 - in thousands):........................                                                 88,406       83,497       5.9%


(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income does not include retail sales, truck rental income or tenant insurance revenues generated at the facilities.

(b) The Same Store Facilities include 1,260 facilities containing 73,311,000 net rentable square feet that have been owned prior to January 1, 2003, and operated at a mature, stabilized occupancy level since January 1, 2003.

(c) The Acquired Facilities include 66 facilities containing 4,574,000 net rentable square feet that were acquired after January 1, 2003, and were substantially all mature, stabilized facilities at the time of their acquisition.

(d) The Expansion Facilities include 56 facilities containing 4,556,000 net rentable square feet of self-storage space and 426,000 square feet of containerized storage space. These facilities were owned since January 1, 2003, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet (described below). Since January 1, 2003, we completed construction on expansion projects to these facilities with a total cost of $41.3 million.

(e) The Developed Facilities include 67 facilities containing 5,174,000 net rentable square feet of self-storage space and 365,000 net rentable square feet of industrial space initially developed for use in containerized storage activities (see "Containerized Storage" and "Discontinued Operations"). These facilities were developed and opened since January 1, 2001 at a total cost of $523.3 million.

(f) Cost of operations includes all costs, both direct and indirect costs, incurred in the operating activities of the facilities.

Self-Storage Operations - Same Store Facilities

         At September 30, 2005, our "Same Store" portfolio consists of 1,260 facilities, which represents the facilities that we have consolidated in our financial statements and have been operating on a stabilized basis throughout 2003, 2004, and the first nine months of 2005. During the quarter ended September 30, 2005, we removed a total of nine facilities from the Same Store pool because the operations of these facilities were no longer comparable to prior periods; these facilities are now included in the "expansion facilities" below. These nine facilities included eight facilities located in New Orleans that were damaged by the impact of Hurricane Katrina and one facility located in Houston that was partially condemned due to eminent domain proceedings. The new Same Store pool of 1,260 facilities should not be compared to the pool of 1,269 facilities presented in prior filings when evaluating trends in operations.

         The Same Store Facilities contain approximately 73,311,000 net rentable square feet, representing approximately 83% of the aggregate net rentable square feet of our self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities." The following table sets forth additional operating data with respect to the Same Store Facilities:


 SAME STORE FACILITIES                                   Three Months Ended September 30,            Nine Months Ended September 30,
 ---------------------                                 ------------------------------------   --------------------------------------
                                                                                 Percentage                               Percentage
                                                          2005         2004        Change         2005         2004         Change
                                                       ----------- ------------ -----------   ------------  -----------  -----------
                                                                   (Amounts in thousands except weighted average amounts)
 Revenues:
   Rental income, net of discounts................     $  197,329   $  188,991       4.4%      $  577,941   $  552,453        4.6%
   Late charges and administrative fees collected.          9,528        8,171      16.6%          26,811       24,312       10.3%
                                                       ----------- ------------ -----------   ------------  -----------  -----------
   Total revenues.................................        206,857      197,162       4.9%         604,752      576,765        4.9%

 Cost of operations:
   Property taxes.................................         19,261       18,375       4.8%          56,816       54,735        3.8%
   Payroll expense................................         20,096       20,357      (1.3)%         61,911       61,149        1.2%
   Advertising and promotion......................          5,182        4,373      18.5%          17,740       15,402       15.2%
   Utilities......................................          4,657        4,313       8.0%          12,831       12,130        5.8%
   Repairs and maintenance........................          6,172        6,351      (2.8)%         19,084       19,034        0.3%
   Telephone reservation center...................          2,217        2,760     (19.7)%          5,976        8,367      (28.6)%
   Property insurance.............................          1,929        2,241     (13.9)%          6,145        6,923      (11.2)%
   Other cost of managing facilities..............          7,413        6,846       8.3%          22,425       21,459        4.5%
                                                       ----------- ------------ -----------   ------------  -----------  -----------
   Total cost of operations.......................         66,927       65,616       2.0%         202,928      199,199        1.9%
                                                       ----------- ------------ -----------   ------------  -----------  -----------
 Net operating income before depreciation.........        139,930      131,546       6.4%         401,824      377,566        6.4%
 Depreciation.....................................        (38,096)     (36,773)      3.6%        (114,685)    (113,133)       1.4%
                                                       ----------- ------------ -----------   ------------  -----------  -----------
 Net operating income.............................     $  101,834   $   94,773       7.5%      $  287,139   $  264,433        8.6%
                                                       =========== ============ ===========   ============  ===========  ===========
 Gross margin (before depreciation)...............         67.6%        66.7%         1.3%         66.4%        65.5%         1.4%

 Weighted average for the period:
    Square foot occupancy (a).....................         91.7%        91.9%        (0.2)%        91.2%        91.1%         0.1%
    Realized annual rent per occupied square foot
      (b).........................................     $   11.74    $   11.22        4.6%      $   11.53    $   11.03         4.5%
    Annualized REVPAF (c).........................     $   10.77    $   10.31        4.5%      $   10.51    $   10.05         4.6%

  Weighted average at September 30:
    Square foot occupancy.........................                                                 91.6%        92.0%        (0.4)%
    In place annual rent per occupied square foot
           (d)........................................                                         $   12.83    $   12.20         5.2%
     Total net rentable square feet ..................                                            73,311         73,311         -


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

(c) Annualized rental income per available square foot ("REVPAF") represents annualized rental income, net of discounts, divided by total available net rentable square feet. REVPAF excludes late charges and administrative fees collected. REVPAF is presented because we use it to measure our performance and believe it is useful for investors to evaluate our operations.

(d)  In place  annual  rent  per  occupied  square  foot  represents  annualized
     contractual   rents  per  occupied  square  foot  without   reductions  for
     promotional discounts and excludes late charges and administrative fees.

During the three months ended September 30, 2005, net operating income (before depreciation) for the Same Store facilities increased 6.4% as compared to the same period in 2004, due to the following:

o Annualized REVPAF increased 4.5% from $10.31 per square foot in the three months ended September 30, 2004 to $10.77 in the three months ended September 30, 2005. This was attributable primarily to a 4.6% increase in realized annual rent per occupied square foot from $11.22 for the three months ended September 30, 2004 to $11.74 for the same period in 2005.

o The impact of the increase in annualized REVPAF was partially offset by a 2.0% increase in operating expenses from $65.6 million in the three months ended September 30, 2004 to $66.9 million in the three months ended September 30, 2005. This increase in cost of operations is primarily due to increased property taxes, advertising and promotion and utilities expense, partially offset by decreases to payroll, repairs and maintenance, property insurance and telephone reservation costs. The decrease in payroll expense from $20,357,000 for the three months ended September 30, 2004 to $20,096,000 for the same period in 2005 is primarily due to a reduction in workers' compensation expense.

During the nine months ended September 30, 2005, net operating income (before depreciation) for the Same Store facilities increased 6.4% as compared to the same period in 2004, due to the following:

o Annualized REVPAF increased 4.6% from $10.05 per square foot in the nine months ended September 30, 2004 to $10.51 in the nine months ended September 30, 2005. This was attributable primarily to a 4.5% increase in realized annual rent per occupied square foot from $11.03 for the nine months ended September 30, 2004 to $11.53 for the same period in 2005.

o The impact of the increase in annualized REVPAF was partially offset by a 1.9% increase in operating expenses from $199.2 million in the nine months ended September 30, 2004 to $202.9 million in the nine months ended September 30, 2005. This increase in cost of operations is primarily due to increased property taxes, advertising and promotion and utilities expense, partially offset by decreases to property insurance and telephone reservation center costs.

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

         Going into the fourth quarter of 2005, we believe that our same store facilities are well positioned for further revenue growth, as in-place annual rental rates were 5.2% higher at September 30, 2005 as compared to the same period in 2004, offset partially by occupancy levels that were 0.4% lower.

         Although we have experienced a reduction in occupancy levels during the third quarter, as compared to last year, we do not believe that it is indicative of waning demand for self-storage space. We believe the reduction, in large part, was due to our pricing and promotional activities during the quarter that were designed to reduce the number of short-term tenants moving into our facilities. As a consequence of this strategy, our move in volumes were reduced, which in turn had a negative impact on our occupancy levels.

         As we have indicated in the past, our primary strategy is to grow REVPAF in a sustainable manner. In this regard, we will adjust our pricing, promotional, and media strategies throughout the year. Some of these adjustments could result in putting pressure on our occupancy levels in order to try to enhance (i) the length of stay of our tenants, (ii) realized rent per occupied square foot, or (iii) minimize promotional discounts given, all of which impact REVPAF.

         There can be no assurance that we will achieve our goal of increases in REVPAF, while sustaining our occupancy levels.

ANALYSIS OF EXPENSE TRENDS

         Total cost of operations for the Same Store facilities increased 2.0% in the third quarter of 2005 as compared to the same period in 2004, and only 1.9% for the nine months ended September 30, 2005 as compared to the same period in 2004.

         Repairs and maintenance expense for the nine months ended September 30, 2005 was modestly higher than the amount incurred in the same period in 2004. We expect to see a moderate increase in repairs and maintenance expenses in the fourth quarter and into 2006.

         The percentage decrease in telephone reservation center costs has declined on a quarter-over-quarter basis as the year has progressed, and we believe the expenses incurred in the third quarter are close to a stabilized expense level.

         Property payroll was also lower, in part due to a reduction in workers compensation costs. We have bolstered our safety programs over the past two years and improved our workers compensation claims management skills, and these efforts are starting to have a positive impact on reducing workers compensation claims.

         Overall, our operating expense growth was more moderate than we anticipated. We believe this will change next year and return to a 3% to 5% year-over-year growth, excluding advertising.

         Our media advertising costs are expected to remain consistent in the fourth quarter relative to the same period in the prior year. However, our media advertising costs will remain volatile during 2006 as we evaluate our markets, occupancies, and trends.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                                Three Months Ended
                      ----------------------------------------------------------------------
                        March 31,          June 30,         September 30,       December 31,         Full Year
                      -------------     --------------     ---------------     --------------      ------------
                                      (Amounts in thousands, except for per square foot amounts)

Total rental income:
2005............      $   196,373        $   201,522         $  206,857
2004............      $   187,227        $   192,376         $  197,162          $  196,420        $   773,185

Total cost of operations:
2005............      $    69,164        $    66,837         $   66,927
2004............      $    67,448        $    66,135         $   65,616          $   67,345        $   266,544

Media advertising expense:
2005............      $     3,522        $     2,940         $    2,309
2004............      $     3,290        $     1,956         $    1,988          $    3,060        $    10,294

REVPAF:
2005............      $     10.25        $     10.51         $    10.77
2004............      $      9.77        $     10.06         $    10.31          $    10.27         $    10.10

Weighted  average  realized
annual  rent  per  occupied
square foot for the period:
2005............      $     11.41         $    11.41         $    11.74
2004............      $     10.90         $    10.99         $    11.22          $    11.31         $    11.10

Weighted average occupancy
levels for the period:
2005............          89.9%              92.1%               91.7%
2004............          89.7%              91.5%               91.9%               90.8%              91.0%


ANALYSIS OF REGIONAL TRENDS

         The following table sets forth regional trends in our Same Store Facilities. We believe that net operating income improvements in Florida are attributable in part to higher demand for storage space resulting from the series of hurricanes that occurred in the third quarter of 2004 and throughout the current hurricane season in 2005.

SAME STORE FACILITIES' OPERATING TRENDS BY REGION:
--------------------------------------------------


                                                 Three Months Ended September 30,         Nine months ended September 30,
                                               ------------------------------------    --------------------------------------
                                                                         Percentage                                Percentage
                                                  2005         2004        Change          2005         2004           Change
                                               ------------  ----------- ----------    -----------  -----------    ----------
                                                                       (Dollar amounts in thousands)
Rental income:
   Southern California  (126 facilities)..      $   33,893   $   31,928      6.2%      $   99,685   $   93,295        6.8%
   Northern California  (131 facilities)..          25,987       24,834      4.6%          75,820       73,089        3.7%
   Texas  (150 facilities)................          18,408       17,948      2.6%          53,970       53,071        1.7%
   Florida  (126 facilities)..............          20,108       18,336      9.7%          58,900       53,320       10.5%
   Illinois  (88 facilities)..............          15,166       14,790      2.5%          44,330       42,994        3.1%
   Georgia  (58 facilities)...............           7,013        6,465      8.5%          20,419       19,004        7.4%
   All other states  (581 facilities).....          86,282       82,861      4.1%         251,628      241,992        4.0%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Total rental income.......................         206,857      197,162      4.9%         604,752      576,765        4.9%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Cost of operations:
   Southern California....................           7,167        7,042      1.8%          22,002       21,702        1.4%
   Northern California....................           6,446        6,080      6.0%          19,455       18,797        3.5%
   Texas..................................           8,185        7,900      3.6%          24,261       23,789        2.0%
   Florida................................           6,896        7,221     (4.5)%         20,688       21,280       (2.8)%
   Illinois...............................           6,087        5,835      4.3%          18,994       19,265       (1.4)%
   Georgia................................           2,315        2,425     (4.5)%          7,071        6,995        1.1%
   All other states.......................          29,831       29,113      2.5%          90,457       87,371        3.5%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Total cost of operations..................          66,927       65,616      2.0%         202,928      199,199        1.9%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Net operating income (before depreciation):
   Southern California....................          26,726       24,886      7.4%          77,683       71,593        8.5%
   Northern California....................          19,541       18,754      4.2%          56,365       54,292        3.8%
   Texas..................................          10,223       10,048      1.7%          29,709       29,282        1.5%
   Florida................................          13,212       11,115     18.9%          38,212       32,040       19.3%
   Illinois...............................           9,079        8,955      1.4%          25,336       23,729        6.8%
   Georgia................................           4,698        4,040     16.3%          13,348       12,009       11.1%
   All other states.......................          56,451       53,748      5.0%         161,171      154,621        4.2%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Total net operating income................      $  139,930   $  131,546      6.4%      $  401,824   $  377,566        6.4%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Weighted average square foot occupancy:
   Southern California....................          92.1%        93.1%      (1.1)%         92.4%        91.8%         0.7%
   Northern California....................          91.0%        90.1%       1.0%          90.8%        89.5%         1.5%
   Texas..................................          90.8%        90.6%       0.2%          90.1%        90.2%        (0.1)%
   Florida................................          94.4%        93.5%       1.0%          93.2%        92.1%         1.2%
   Illinois...............................          90.7%        92.0%      (1.4)%         89.8%        90.3%        (0.6)%
   Georgia................................          92.8%        92.0%       0.9%          92.3%        91.0%         1.4%
   All other states.......................          91.5%        92.1%      (0.7)%         91.1%        91.4%        (0.3)%
                                               ------------  ----------- ----------    -----------  -----------    ----------
 Total weighted average occupancy.........          91.7%        91.9%      (0.2)%         91.2%        91.1%         0.1%
                                               ------------  ----------- ----------    -----------  -----------    ----------


--------------------------------------------------------------


                                                 Three months ended September 30,        Nine months ended September 30,
                                               ------------------------------------    --------------------------------------
                                                                        Percentage                                 Percentage
                                                  2005        2004        Change          2005         2004            Change
                                               ------------  ----------- ----------    -----------  -----------    ----------
REVPAF:
   Southern California...................           $16.55      $15.65       5.7%          $16.24      $15.23         6.6%
   Northern California...................            14.06       13.49       4.2%           13.69       13.24         3.4%
   Texas.................................             7.53        7.36       2.3%            7.37        7.26         1.5%
   Florida...............................            10.67        9.75       9.4%           10.43        9.42        10.7%
   Illinois..............................            10.76       10.58       1.7%           10.51       10.26         2.4%
   Georgia...............................             7.91        7.31       8.2%            7.69        7.16         7.4%
   All other states......................             9.90        9.57       3.5%            9.65        9.30         3.8%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Total REVPAF:............................           $10.77      $10.31       4.5%          $10.51      $10.05         4.6%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Realized annual rent per occupied square foot:
   Southern California...................           $17.97      $16.81       6.9%          $17.57      $16.59         5.9%
   Northern California...................            15.45       14.97       3.2%           15.08       14.79         2.0%
   Texas.................................             8.30        8.12       2.1%            8.18        8.04         1.7%
   Florida...............................            11.30       10.43       8.3%           11.19       10.23         9.4%
   Illinois..............................            11.86       11.50       3.1%           11.70       11.36         3.0%
   Georgia...............................             8.53        7.95       7.3%            8.33        7.87         5.8%
   All other states......................            10.82       10.39       4.2%           10.59       10.18         4.0%
                                               ------------  ----------- ----------    -----------  -----------    ----------
Total realized annual rent per occupied
  square foot:...........................           $11.74      $11.22       4.6%          $11.53      $11.03         4.5%
                                               ------------  ----------- ----------    -----------  -----------    ----------

Self-Storage Operations - Acquired Facilities

         The "Acquired Facilities," at September 30, 2005, are comprised of 66 self-storage facilities containing 4,574,000 net rentable square feet that were acquired in 2004 and the first nine months of 2005. The following table summarizes operating data with respect to these facilities:

ACQUIRED FACILITIES

                                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                    ---------------------------------------   --------------------------------------
                                                       2005          2004         Change         2005           2004       Change
                                                    ------------  ------------  -----------   -----------    ----------   ----------
                                                                             (Dollar amounts in thousands)
Rental income:
   Self-storage facilities acquired in 2005....     $    2,748    $        -    $    2,748    $    4,625     $       -    $   4,625
   Self-storage facilities acquired in 2004....          7,926            95         7,831        22,376            95       22,281
                                                    ------------  ------------  -----------   -----------    ----------   ----------
     Total rental income.......................         10,674            95        10,579        27,001            95       26,906
                                                    ------------  ------------  -----------   -----------    ----------   ----------
Cost of operations:
   Self-storage facilities acquired in 2005 ...          1,195             -         1,195         2,146             -        2,146
   Self-storage facilities acquired in 2004 ...          3,005           103         2,902         9,362           103        9,259
                                                    ------------  ------------  -----------   -----------    ----------   ----------
     Total cost of operations..................          4,200           103         4,097        11,508           103       11,405
                                                    ------------  ------------  -----------   -----------    ----------   ----------
Net operating income (loss) before depreciation:
   Self-storage facilities acquired in 2005 ...          1,553             -         1,553         2,479             -        2,479
   Self-storage facilities acquired in 2004 ...          4,921            (8)        4,929        13,014            (8)      13,022
                                                    ------------  ------------  -----------   -----------    ----------   ----------
   Net operating income before depreciation....          6,474            (8)        6,482        15,493            (8)      15,501
 Depreciation..................................         (2,508)          (39)       (2,469)       (6,571)          (39)      (6,532)
                                                    ------------  ------------  -----------   -----------    ----------   ----------
   Net operating income........................     $    3,966    $      (47)   $    4,013    $    8,922     $     (47)   $   8,969
                                                    ============  ============  ===========   ===========    ==========   ==========
Weighted average square foot occupancy during
the period:
   Self-storage facilities acquired in 2005....          87.4%          -               -          70.8%          -               -
   Self-storage facilities acquired in 2004 ...          90.2%         64.4%         40.1%         85.3%         64.4%        32.5%
                                                    ------------  ------------  -----------   -----------    ----------   ----------
                                                         89.4%         64.4%         38.8%         82.5%         64.4%        28.1%
                                                    ============  ============  ===========   ===========    ==========   ==========
Net rentable square feet (at end of period -
in thousands):
   Self-storage facilities acquired in 2005....                                                    1,469             -        1,469
   Self-storage facilities acquired in 2004 ...                                                    3,105           139        2,966
                                                                                              -----------    ----------   ----------
                                                                                                   4,574           139        4,435
                                                                                              ===========    ==========   ==========
Number of facilities (at end of period):
   Self-storage facilities acquired in 2005....                                                       21             -           21
   Self-storage facilities acquired in 2004 ...                                                       45             2           43
                                                                                              -----------    ----------   ----------
                                                                                                      66             2           64
                                                                                              ===========    ==========   ==========
Cost of acquisitions (at end of period -
in thousands):
   Self-storage facilities acquired in 2005....                                               $  124,753     $       -   $  124,753
   Self-storage facilities acquired in 2004 ...                                                  259,487         8,293      251,194
                                                                                              -----------    ----------   ----------
                                                                                              $  384,240     $   8,293   $  375,947
                                                                                              ===========    ==========   ==========


         During 2004, we acquired 45 facilities at an aggregate cost of approximately $259,487,000, comprised of three facilities acquired for an aggregate of $17.8 million, as well as the following larger portfolio acquisitions:

o Twenty-six facilities acquired in October 2004 from a third party for an aggregate cost of approximately $102.4 million. This acquisition increased our presence in the Minneapolis and Milwaukee markets, and will allow us to cost-effectively introduce media advertising in these markets, improve our yellow page ad placement, and drive operational efficiency. In addition, the average rental rates and average occupancies of these properties, prior to acquisition, were lower than comparable properties that we currently own in these markets.

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

         In January 2005, we acquired a total of five facilities in New York and one facility in Illinois for an aggregate of $23,751,000 in cash (an aggregate of 367,000 net rentable square feet). During the quarter ended June 30, 2005 we acquired a total of four facilities in New Jersey, two facilities in Illinois and two facilities in Georgia for an aggregate of $58,705,000 (an aggregate of 553,000 net rentable square feet). In the quarter ended September 30, 2005 we acquired a total of five facilities in Georgia, one in Florida and one in North Carolina for an aggregate of $47,297,000 in cash (an aggregate of 549,000 net rentable square feet).

         Revenues and expenses for the 2005 acquisitions, in the table above, represent the results of these acquisitions from the respective acquisition dates through September 30, 2005.

         In addition to the 21 facilities acquired in the nine months ended September 30, 2005, we acquired seven additional facilities located in Florida, New York and California for approximately $78.2 million with 586,000 net rentable square feet between October 1, 2005 and November 7, 2005. Also, at November 7, 2005, we are under contract to acquire seven additional facilities (total approximate net rentable square feet of 481,000) at an aggregate cost of approximately $70 million, including the assumption of debt on one of these facilities totaling approximately $5 million. These acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

Self-Storage Operations - Expansion Facilities

         As a result primarily of expansions to existing self-storage facilities, the net rentable space at certain of our self-storage facilities has changed. Accordingly, the operating results are not comparable on a year over year basis. The operating results for these facilities are presented in the table below.

EXPANSION FACILITIES

                                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                    --------------------------------------   ---------------------------------------
                                                       2005          2004         Change         2005           2004      Change
                                                    ------------  ------------  ----------   -------------  -----------  -----------
                                                                             (Dollar amounts in thousands)
Rental income:
   New Orleans facilities (a)..................     $    1,031    $    1,510    $    (479)   $    3,986     $    4,355   $    (369)
   Other expansion facilities..................         10,217         9,287          930        28,997         26,598       2,399
                                                    ------------  ------------  ----------   -------------  -----------  -----------
     Total rental income.......................         11,248        10,797          451        32,983         30,953       2,030
                                                    ------------  ------------  ----------   -------------  -----------  -----------
Cost of operations:
   New Orleans facilities......................            500           490           10         1,475          1,458          17
   Other expansion facilities..................          3,507         2,990          517        10,465          9,106       1,359
                                                    ------------  ------------  ----------   -------------  -----------  -----------
     Total cost of operations..................          4,007         3,480          527        11,940         10,564       1,376
                                                    ------------  ------------  ----------   -------------  -----------  -----------
Net operating income before depreciation:
   New Orleans facilities......................            531         1,020         (489)        2,511          2,897        (386)
   Other expansion facilities..................          6,710         6,297          413        18,532         17,492       1,040
                                                    ------------  ------------  ----------   -------------  -----------  -----------
   Net operating income before depreciation....          7,241         7,317          (76)       21,043         20,389         654
 Depreciation..................................         (2,633)       (2,398)        (235)       (7,571)        (7,077)       (494)
                                                    ------------  ------------  ----------   -------------  -----------  -----------
   Net operating income........................     $    4,608    $    4,919    $    (311)   $   13,472     $   13,312   $     160
                                                    ============  ============  ==========   =============  ===========  ===========
Weighted average square foot occupancy during
the period:
   New Orleans facilities (a)..................          91.7%         91.7%            -         90.6%          91.9%       (1.4)%
   Other expansion facilities..................          87.7%         85.3%          2.8%        84.8%          84.2%        0.7%
                                                    ------------  ------------  ----------   -------------  -----------  -----------
                                                         88.1%         86.0%          2.4%        85.4%          85.0%        0.5%
                                                    ============  ============  ==========   =============  ===========  ===========
Number of facilities (at end of period)........
   New Orleans facilities......................                                                     8              8           -
   Other expansion facilities..................                                                    48             48           -
                                                                                              -------------  -----------  ----------
                                                                                                   56             56           -
                                                                                              =============  ===========  ==========
Net rentable square feet (in thousands, at end
of period).....................................
   New Orleans facilities......................                                                   524            524           -
   Other expansion facilities - industrial space                                                  426            619        (193)
   Other expansion facilities - self-storage
   space.......................................                                                 4,032          3,745         287
                                                                                              -------------  -----------  ----------
                                                                                                4,982          4,888          94
                                                                                              =============  ===========  ==========


(a) Physical occupancy remained stable for the quarter September 30, 2005 as compared to the same period in 2004. However, revenues declined in the period because we have recorded rent allowances for certain tenants who still remain as tenants.

         Our Expansion Facilities include eight of our facilities located in New Orleans that were damaged as a result of the impact of Hurricane Katrina. All of the facilities were closed for operations for several weeks following the hurricane; however, all but three of these facilities have since reopened. The five that are operating are not operating at full capacity, as many units are unavailable for lease due to damage. Two of the three facilities that remain closed will not be able to reopen at all without substantial restoration and repair work.

         During the quarter ended September 30, 2005, our net operating income (before depreciation) for these eight facilities was $531,000 compared to $1,020,000 for the same period last year, a reduction of $489,000, or 48%. For the first six months of 2005, net operating income (before depreciation) was $1,980,000 as compared to $1,877,000 for same period in 2004, an increase of $103,000 or 5%. With respect to the two facilities that have been significantly damaged and should remain inoperable for the foreseeable future, net operating income (before depreciation) was $129,000 for the third quarter of 2005 compared to $255,000 for the same period last year and $463,000 for the first six months of 2005 compared to $454,000 for same period in 2004.

         Notwithstanding that five of our facilities in New Orleans are currently operating, we believe that the indirect economic effects of the hurricane on the city may have a negative impact on our facilities' operating results, and these effects are expected to continue for an indeterminate time period.

         The remaining 48 facilities contain approximately 4,032,000 net rentable square feet of self-storage space at September 30, 2005, and 426,000 square feet of industrial space developed for containerized storage activities - see "Containerized Storage" and "Discontinued Operations". The aggregate construction costs to complete these expansions totaled approximately $41.3 million since January 1, 2003.

         We expect that the Expansion Facilities, other than the New Orleans facilities, will continue to provide growth to our earnings into 2005 as we continue to fill the newly added vacant space. The weighted average occupancy level of these facilities was 84.8% and 84.2% for the nine months ended September 30, 2005 and 2004, respectively.

         Included in our development pipeline are 50 projects that repackage and expand these existing facilities, with an aggregate estimated cost of $210.3 million at September 30, 2005. These activities will increase our self-storage space by an aggregate of 3,235,000 net rentable square feet and will result in short-term dilution to earnings. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual and structural appeal, provide an important means to improve the Company's earnings. There can be no assurance about the future level of such expansion and enhancement opportunities, and these projects are subject to contingencies.

Self-Storage Operations - Developed Facilities

         We have 50 newly developed self-storage facilities, and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities") that have not been operating at a stabilized level of operations since January 1, 2003. These newly developed facilities have an aggregate of 5,174,000 net rentable square feet of self-storage space, and 365,000 net rentable square feet of industrial space developed originally for our containerized storage business. Aggregate development cost for these 67 facilities was approximately $523.3 million at September 30, 2005. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities." These facilities are not included in the "Same Store" portfolio because their operations have not been stabilized.

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:

DEVELOPED FACILITIES


                                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                    ---------------------------------------   --------------------------------------
                                                       2005          2004         Change         2005           2004        Change
                                                    ------------  ------------  -----------   -----------  ------------   ----------
                                                                             (Dollar amounts in thousands)
Rental income:
   Self-storage facilities opened in 2005......     $      154    $        -    $      154    $      204    $        -    $     204
   Self-storage facilities opened in 2004......          1,505           399         1,106         3,759           546        3,213
   Self-storage facilities opened in 2003......          3,355         2,520           835         9,410         5,906        3,504
   Self-storage facilities opened in 2002 and
   2001........................................          5,607         5,000           607        16,131        13,883        2,248
   Combination facilities......................          4,422         3,770           652        12,394        10,372        2,022
                                                    ------------  ------------  -----------   -----------  ------------   ----------
     Total rental income.......................         15,043        11,689         3,354        41,898        30,707       11,191
                                                    ------------  ------------  -----------   -----------  ------------   ----------
Cost of operations:
   Self-storage facilities opened in 2005......            187             -           187           304             -          304
   Self-storage facilities opened in 2004......            525           389           136         1,703           792          911
   Self-storage facilities opened in 2003......          1,047         1,171          (124)        3,146         3,301         (155)
   Self-storage facilities opened in 2002 and
   2001........................................          1,913         1,797           116         5,893         5,834           59
   Combination facilities......................          1,502         1,446            56         5,007         4,160          847
                                                    ------------  ------------  -----------   -----------  ------------   ----------
     Total cost of operations..................          5,174         4,803           371        16,053        14,087        1,966
                                                    ------------  ------------  -----------   -----------  ------------   ----------
Net operating income (loss) before depreciation:
   Self-storage facilities opened in 2005......            (33)            -           (33)         (100)            -         (100)
   Self-storage facilities opened in 2004......            980            10           970         2,056          (246)       2,302
   Self-storage facilities opened in 2003......          2,308         1,349           959         6,264         2,605        3,659
   Self-storage facilities opened in 2002 and
   2001........................................          3,694         3,203           491        10,238         8,049        2,189
   Combination facilities......................          2,920         2,324           596         7,387         6,212        1,175
                                                    ------------  ------------  -----------   -----------  ------------   ----------
   Net operating income before depreciation....          9,869         6,886         2,983        25,845        16,620        9,225
 Depreciation..................................         (3,805)       (3,608)         (197)      (11,098)      (10,326)        (772)
                                                    ------------  ------------  -----------   -----------  ------------   ----------
   Net operating income........................     $    6,064    $    3,278    $    2,786    $   14,747    $    6,294    $    8,453
                                                    ============  ============  ===========   ===========  ============   ==========
Weighted average square foot occupancy during the period:
   Self-storage facilities opened in 2005......          29.1%          -             -            15.0%           -              -
   Self-storage facilities opened in 2004......          82.0%         42.8%         91.5%         66.3%          33.1%      100.3%
   Self-storage facilities opened in 2003......          91.0%         78.5%         15.9%         86.7%          66.1%       31.2%
   Self-storage facilities opened in 2002 and
   2001........................................          93.1%         92.6%          0.5%         92.3%          91.0%        1.4%
   Combination facilities......................          82.1%         87.4%         (6.1)%        78.6%          84.0%       (6.4)%
                                                    ------------  ------------  -----------   -----------  ------------   ----------
                                                         84.9%         84.0%          1.1%         82.2%          80.4%        2.2%
                                                    ============  ============  ===========   ===========  ============   ==========



DEVELOPED FACILITIES (Continued)
                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2005        2004       Change
                                                                                   ----------  ---------  --------
                                                                                    (Dollar amounts in thousands)
Square footage (at end of period):
   Self-storage facilities opened in 2005.....                                         259           -        259
   Self-storage facilities opened in 2004.....                                         505         505          -
   Self-storage facilities opened in 2003.....                                         994         994          -
   Self-storage facilities opened in 2002 and
   2001.......................................                                       1,747       1,747          -
   Combination facilities - industrial space
   (a)........................................                                         365         597       (232)
   Combination facilities - self-storage
   space (a)..................................                                       1,669       1,316        353
                                                                                   ----------  ---------  --------
                                                                                     5,539       5,159        380
                                                                                   ==========  =========  =========
Number of facilities (at end of period):
   Self-storage facilities opened in 2005.....                                           3           -          3
   Self-storage facilities opened in 2004.....                                           7           7          -
   Self-storage facilities opened in 2003.....                                          14          14          -
   Self-storage facilities opened in 2002 and
   2001.......................................                                          26          26          -
   Combination Facilities  ...................                                          17          17          -
                                                                                   ----------  --------- ---------
                                                                                        67          64          3
                                                                                   ==========  =========  =========
Cumulative development cost (at end of
period):
   Self-storage facilities opened in 2005.....                                     $ 15,983    $      -  $ 15,983
   Self-storage facilities opened in 2004.....                                       60,573      61,383      (810)
   Self-storage facilities opened in 2003.....                                      107,452     107,452         -
   Self-storage facilities opened in 2002 and
   2001.......................................                                      163,926     163,926         -
   Combination Facilities (a) ................                                      175,370     163,825    11,545
                                                                                   ----------  --------- ---------
                                                                                   $523,304    $496,586  $ 26,718
                                                                                   ==========  ========= =========


(a) The industrial space was originally developed for use by our containerized storage business. During the fourth quarter of 2004, and the first nine months of 2005, we have converted industrial space no longer used by the discontinued containerized storage business into traditional self-storage space, at an aggregate cost of $11,545,000.

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

         We believe that our newly developed facilities are affected by the same operating trends noted with respect to our Same Store facilities. However, because such facilities increase their occupancy during their stabilization period, they tend to offer lower rates, and move-in discounts have a more pronounced effect upon realized rents because these facilities tend to have a higher proportion of newer tenants. As these facilities approach the targeted occupancy level of approximately 90%, rates are increased, resulting in further improvement in net operating income as the existing tenants, which moved in at lower rates, have their rates increased or are replaced by tenants at higher rates.

         Property operating expenses are substantially fixed, consisting primarily of payroll, property taxes, utilities, and marketing costs. The rental revenue of a newly developed facility will generally not cover its operating expenses (excluding depreciation) until the facility has reached an occupancy level of approximately 30% to 35%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover the related depreciation expense and cost of capital with respect to the facility's development cost. During construction of the self-storage facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operations, interest is no longer capitalized.

         The annualized yield on cost for these facilities for the nine months ended September 30, 2005, based upon net operating income before depreciation, was approximately 6.6%, which is lower than our ultimate yield expectations. We expect these yields to improve as these facilities continue to fill up and reach a stabilized occupancy level as well as stabilized rental rates.

         Our newly developed facilities have been subject to the same factors denoted above with respect to our Same Store Facilities. The facilities developed in 2001 and 2002 have contributed to our earnings growth, with net operating income before depreciation increasing $2,189,000, or 27.2%, in the nine months ended September 30, 2005 as compared to the same period in 2004 ($491,000, or 15.3%, for the quarter ended September 30, 2005 as compared to the same period in 2004). This growth was primarily due to higher rental rates during the 2005 period as compared to the same period in 2004, as the tenant base continues to mature and existing tenants, who moved in at lower rates, have their rates increased or are replaced with higher-rent tenants.

         Properties developed in 2003 had increases in net operating income of $3,659,000 for the nine months ended September 30, 2005 as compared to the same period in 2004, through a combination of an increase in average occupancies from 66.1% for the nine months ended September 30, 2004 to 86.7% for the same period in 2005, and an increase in rates. The facilities developed in 2004 and 2005 had increases in net operating income, primarily due to the physical fill-up of these facilities.

         With respect to our Combination Facilities, we have been steadily converting this industrial space into self-storage space. As of September 30, 2005, 11 of the 17 Combination Facilities have been converted into entirely self-storage. The remaining six facilities are expected to be converted over the next two years. Weighted average square foot occupancy levels for the Combination Facilities was 82.1% for the quarter ended September 30, 2005 as compared to 87.4% for the same period in 2004, the decrease due to the addition of additional net rentable square feet.

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

         We expect that over the next 24 months, the Developed Facilities will continue to have a negative impact to our earnings when also considering financing costs with respect to the invested capital. Furthermore, the 57 expansion and newly developed facilities in our development pipeline, described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 24 months are also expected to negatively impact our earnings until they reach a stabilized occupancy level. Our earnings will continue to be negatively impacted by any future newly developed facilities until they reach a stabilized occupancy level.

         COMMERCIAL PROPERTY OPERATIONS: Commercial property operations included in our consolidated financial statements include commercial space owned by the Company and 36 controlled entities (the "Consolidated Entities"). We have a much larger interest in commercial properties through our ownership interest in PS Business Parks Inc. and its consolidated operating partnership (PS Business Parks, Inc. and its consolidated operating partnership are hereinafter referred to as "PSB"). Our investment in PSB is accounted for using the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities," see below.

         Our commercial operations are comprised of 1,040,000 net rentable square feet of commercial space operated at certain of the self-storage facilities, and three stand-alone commercial facilities having a total of 215,000 net rentable square feet.

         The results of our commercial operations are provided in the table below:


Commercial Property Operations:
(excluding discontinued operations)
                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                           ----------------------------------   -----------------------------------
                                              2005         2004       Change        2005        2004        Change
                                           ------------ ----------- ---------   ----------- ----------   ----------
Rental income.........................     $    2,918   $   2,707   $    211    $    8,693  $   8,064    $     629
 Cost of operations...................         (1,122)     (1,031)       (91)       (3,292)    (3,200)         (92)
                                           ------------ ----------- ---------   ----------- ----------   ----------
   Net operating income...............          1,796       1,676        120         5,401      4,864          537

 Depreciation.........................           (562)       (464)       (98)       (1,721)   (1,574)         (147)
                                           ------------ ----------- ---------   ----------- ----------   ----------
   Operating income...................     $    1,234   $   1,212   $     22    $    3,680  $   3,290    $     390
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

         CONTAINERIZED STORAGE OPERATIONS:

         We have closed many of our containerized storage facilities in 2002, 2003, and 2004, and have refined our market and product focus to twelve facilities located in eight densely populated markets with above-average rent and income. The operations with respect to the facilities other than the twelve ongoing facilities are included in "Discontinued Operations" on our income statement. The operations of the twelve remaining facilities are included in continuing operations and are reflected on the table below:



Containerized Storage:
(excluding discontinued operations)
                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                          -------------------------------   -----------------------------------
                                            2005       2004      Change       2005        2004       Change
                                          ---------- ---------  ---------   ---------- ----------   -----------
                                                                (Amounts in thousands)
Rental and other income ............      $ 4,480     $ 5,048    $  (568)    $12,305    $ 15,099     $ (2,794)
Cost of operations..................       (3,676)     (3,073)      (603)     (9,692)     (8,741)        (951)
                                          ---------- ---------  ---------   ---------- ----------   -----------
   Net operating income.............          804       1,975     (1,171)      2,613       6,358       (3,745)

Depreciation expense (a)............         (313)     (1,072)       759      (2,490)     (3,298)         808
                                          ---------- ---------  ---------   ---------- ----------   -----------
    Operating income................      $   491      $  903    $  (412)    $   123     $ 3,060     $ (2,937)
                                          ========== =========  =========   ========== ==========   ===========



(a) Depreciation expense principally relates to the depreciation of containers; however, depreciation expense for the three and nine months ended September 30, 2005 includes $262,000 and $786,000, related to real estate facilities compared to $258,000 and $764,000 for the same periods in 2004, respectively.

         Rental and other income includes monthly rental charges, net of discounts, to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods. Rental income decreased to $4,480,000 and $12,305,000 for the three and nine months ended September 30, 2005 from $5,048,000 and $15,099,000 for the same period in 2004, primarily as a result of the elimination of these non-core services and a decline in average occupancy. At September 30, 2005, there were approximately 22,410 occupied containers in the continuing facilities as compared to 22,672 at September 30, 2004.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses. While the costs associated with the eliminated non-core services were reduced, these reductions were substantially offset by increased marketing expenditures, primarily yellow page advertising and television media costs, which increased in the aggregate by $1,007,000 and $1,808,000 for the three and nine months ended September 30, 2005 compared to the same periods in 2004.

         There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability. We continue to evaluate the business operations, and additional facilities may be closed.

         TENANT REINSURANCE OPERATIONS: Through a subsidiary of the Company, we reinsure policies against losses to goods stored by tenants in our self-storage facilities. The tenant reinsurance operations are included in the income statement under "Revenues - tenant reinsurance premiums" and "Cost of operations
- tenant reinsurance." Revenues totaled $18,499,000 and $18,266,000 for the nine months ended September 30, 2005 and 2004, respectively, and cost of operations totaled $7,560,000 and $11,089,000, respectively. The tenant reinsurance business earned net operating income of $10,939,000 and $7,177,000, respectively.

         As a result of hurricanes which occurred in the third quarter of 2005, we have accrued $500,000 for estimated tenant claims for insured losses.

         An accrual in the amount of $1,500,000 was recorded in the quarter ended September 30, 2004 as a result of hurricanes which occurred during the period for estimated tenant claims for insured losses. To date we have paid approximately $500,000 in claims. Based upon historical trends and the lapse of time, during the quarter ended June 30, 2005, we decreased our estimated future claims accrual by $500,000, reducing cost of operations in the quarter.

         Our tenant reinsurance revenues are dependent upon our occupancy level, the level of move-in activity, the level of new tenants that opt for insurance, and the time that such tenants remain as insured tenants. For the nine months ended September 30, 2005 and 2004, approximately 33% and 35%, respectively, of our self-storage tenant base had such policies. Tenant insurance expense is attributable primarily to the level of claims.

         We have outside third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a limit of $10,000,000. Losses below these amounts are accrued as cost of operations for the tenant reinsurance operations.

         Equity in Earnings of Real Estate Entities: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at September 30, 2005 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the three and nine months ended September 30, 2005 and 2004 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


                                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                               -------------------------------------   -----------------------------------
                                                  2005         2004        Change        2005         2004        Change
                                               ----------    ----------  -----------   ---------    ----------   ---------
                                                                         (Amounts in thousands)
Property operations:
  PSB                                           $17,737       $15,959       $1,778      $51,865      $49,753       $2,112
  Acquisition Joint Venture..............            75            21           54          189           21          168
  Other investments (1)..................         2,044         1,723          321        5,914        4,993          921
                                               ----------    ----------  -----------   ---------    ----------   ---------
                                                 19,856        17,703        2,153       57,968       54,767        3,201
                                               ----------    ----------  -----------   ---------    ----------   ---------
Depreciation:
  PSB....................................        (8,352)       (8,119)        (233)     (24,887)     (23,875)      (1,012)
  Acquisition Joint Venture..............           (68)          (31)         (37)        (202)         (31)        (171)
  Other investments (1)..................          (402)         (371)         (31)      (1,176)      (1,149)         (27)
                                               ----------    ----------  -----------   ---------    ----------   ---------
                                                 (8,822)       (8,521)        (301)     (26,265)     (25,055)      (1,210)
                                               ----------    ----------  -----------   ---------    ----------   ---------
Other: (2)
  PSB (3)................................        (1,134)       (6,273)       5,139      (11,149)     (18,615)       7,466
  Other investments (1)..................           (47)          275         (322)        (172)         549         (721)
                                               ----------    ----------  -----------   ---------    ----------   ---------
                                                 (1,181)       (5,998)       4,817      (11,321)     (18,066)       6,745
                                               ----------    ----------  -----------   ---------    ----------   ---------
Total equity in earnings of real estate
entities..................................       $9,853        $3,184       $6,669      $20,382      $11,646       $8,736
                                               ==========    ==========  ===========   =========    ===========  =========



(1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and nine months ended September 30, 2005 and 2004.

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $131,000 and $375,000 for the three and nine months ended September 30, 2005, as compared to $211,000 and $1,157,000, respectively, for the same periods in 2004.

(3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

         The increase in equity in earnings of real estate entities for the three and nine months ended September 30, 2005 as compared to the same period in 2004 is principally due to our pro-rata share of PSB's gain on sale of real estate assets combined with a reduction in our share of PSB's EITF D-42 charge. Our net pro-rata share of these items resulted in an increase in equity in earnings of $5,458,000 and $7,033,000 for the three and nine months ended September 30, 2005, as compared to a net decrease in equity earnings of $1,092,000 and $2,109,000, respectively, for the same periods in 2004.

         Equity in earnings of PSB represents our pro-rata share (an average of approximately 44% for the nine months ended September 30, 2005 and 2004) of the earnings of PSB. Throughout 2004 and the first nine months of 2005, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At September 30, 2005, PSB owned and operated 17.4 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at September 30, 2005 pursuant to property management agreements.

         Our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 2 to the Consolidated Financial Statements for the quarter ended September 30, 2005, our pro-rata share of earnings with respect to two of the facilities acquired directly from third parties by the Acquisition Joint Venture in 2004, at an aggregate cost of $9,086,000, are reflected in Equity in Earnings in the table above. Our investment in the Acquisition Joint Venture with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties.

         The "Other Investments" are comprised primarily of our equity in earnings from seven limited partnerships, for which we held an approximately consistent level of equity interest throughout 2004 and the first nine months of 2005. The Company formed these limited partnerships during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a property management fee that is included in "Interest and Other Income" on our condensed consolidated income statement. The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other Investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 5 to the consolidated financial statements for the operating results of these entities for the nine months ended September 30, 2005 and 2004.

OTHER INCOME AND EXPENSE ITEMS
------------------------------

         INTEREST AND OTHER INCOME: Interest and other income includes (i) the net operating results from our third party property management operations, (ii) the net operating results from our merchandise sales and consumer truck rentals and (iii) interest income principally from cash reserves.

         Interest and other income was $7,376,000 and $16,698,000 for the three and nine months ended September 30, 2005, respectively, as compared to $3,300,000 and $7,240,000, respectively, for the same periods in 2004. This increase is due primarily to higher interest income on cash balances due to higher average interest rates combined with improved operations of our truck, retail, and property management operations, as described below.

         Included in our interest and other income is net income for our truck, retail, and property management operations of approximately $2,872,000 and $1,746,000 for the three months ended September 30, 2005 and 2004, respectively, and $5,831,000 and $3,498,000 for the nine months ended September 30, 2005 and 2004, respectively. These increases are due primarily due to our retail operations that have improved largely due to the increase in the number of facilities in the portfolio.

         As discussed more fully in "Liquidity and Capital Resources" below, at September 30, 2005, we had cash balances totaling approximately $532 million, which includes significant proceeds from recent equity issuances. These balances are typically invested in short-term low-risk securities. The future level of interest and other income will be partially dependent upon the timing of our investment of these unused offering proceeds and the level of interest earned on these short-term investments. For the three months ended September 30, 2005 average interest rates on cash reserves was approximately 3.5% as compared to 1.5% for the same period in 2004.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $47,917,000 and $144,136,000 for the three and nine months ended September 30, 2005, respectively, as compared to $44,354,000 and $135,447,000 for the same period in 2004. The increase in depreciation and amortization for the three and nine months ended September 30, 2005 as compared to the same period in 2004 is due primarily to increased depreciation with respect to newly developed and acquired facilities, offset partially by a reduction in depreciation with respect to maintenance capital expenditures.

         Included in depreciation expense with respect to our real estate facilities was $44,890,000 and $134,024,000 for the three and nine months ended September 30, 2005, respectively, as compared to $40,851,000 and $124,961,000 for the same period in 2004, respectively. The increase in depreciation and amortization with respect to real estate facilities for the three and nine months ended September 30, 2005 as compared to the same period in 2004 is due primarily to an increase in depreciation with respect to newly developed and acquired facilities. Depreciation expense with respect to other assets was $1,376,000 and $5,159,000 for the three and nine months ended September 30, 2005, respectively, as compared to $1,852,000 and $5,533,000 for the same period in 2004, respectively. Depreciation expense also includes $1,651,000 and $4,953,000 for each of the three and nine months, respectively, ended September 30, 2005 and 2004, relating to the amortization of property management contracts.

         Depreciation and amortization for the three months ended September 30, 2005 with respect to developed and acquired real estate facilities added during the quarter ended September 30, 2005 amounted to approximately $140,000. We expect that the quarterly depreciation and amortization expense, with respect to these facilities, will approximate $359,000 for quarters beginning with fourth quarter of 2005.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $5,621,000 and $16,890,000 for the three and nine months ended September 30, 2005, as compared to $5,527,000 and $15,983,000 for the same period in 2004, representing an increase of approximately $94,000 and $907,000, respectively. General and administrative expense principally consists of state income taxes, investor relations expense and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary greatly depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, stock-based compensation and product research and development expenditures.

         The increase in general and administrative expense for the three and nine months ended September 30, 2005 as compared to the same period in 2004 is due to increased restricted stock and stock option expense attributable to additional grants of restricted stock units and stock options, combined with increased professional fees. These impacts were partially offset in the nine month period as a result of a $450,000 reduction in legal liabilities recorded in the quarter ended March 31, 2005, as well as a decrease in employee termination costs during the nine months ended September 30, 2005 as compared to the same period in 2004.

         INTEREST EXPENSE: Interest expense was $2,471,000 and $5,928,000 for the three and nine months ended September 30, 2005, respectively, and $100,000 for the nine months ended September 30, 2004 (none for the three months ended September 30, 2004). Interest capitalized during the three and nine months ended September 30, 2005 was $710,000 and $2,054,000, respectively, as compared to $685,000 and $2,722,000 for the three and nine months ended September 30, 2004. The increase in interest expense is due to (i) $94.7 million in debt assumed, at an average interest rate of approximately 5.2%, in connection with property acquisitions in 2004, (ii) $35.6 million in debt to our Acquisition Joint Venture Partner at an average interest rate of 8.5%, as described more fully in
Note 8 to the consolidated financial statements for the quarter ended September 30, 2005, (iii) $64.5 million in debt to related party recorded in connection with the acquisition of minority interest described in Note 9 to the September 30, 2005 financial statements, combined with a reduction in capitalized interest due to lower development balances. See Notes 7, 8 and 9 to the September 30, 2005 consolidated financial statements for schedules and further discussion on our debt balances, principal repayment requirements, and average interest rates.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and nine months ended September 30, 2005 and 2004:


                                                    Three Months Ended September 30,             Nine Months Ended September 30,
                                                ---------------------------------------    -----------------------------------------
                                                  2005            2004          Change         2005           2004          Change
                                                -----------    -----------   ----------    -----------   ------------    -----------
                                                                               (Amounts in thousands)
Preferred partnership interests:
     Ongoing distributions (b)..........         $  3,591      $   5,176     $  (1,585)     $ 12,556      $   16,907     $  (4,351)
     Special Distribution and EITF
      Topic D-42 allocations (a).......                 -              -             -           874          10,063        (9,189)
Consolidated Development Joint Venture (c)            826          1,563          (737)        4,229           3,940           289
Convertible Partnership Units (d).......              148             88            60           350             219           131
Acquired minority interests (e) ........              120            884          (764)        1,197           3,224        (2,027)
Other minority interests (f)............            2,558          1,810           748         7,149           5,545         1,604
                                                -----------    -----------   ----------    -----------   ------------    -----------
    Total minority interests in income..        $   7,243      $   9,521     $  (2,278)     $ 26,355      $   39,898     $ (13,543)
                                                ===========    ===========   ==========    ===========   ============    ===========


(a) As described more fully below, holders of $200 million of our Series N preferred partnership units agreed to a restructuring which included reducing their distribution rate from 9.5% to 6.4% in exchange for a special distribution of $8,000,000. This special distribution, combined with $2,063,000 in costs incurred at the time the units were originally issued that were charged against income in accordance with the Securities and Exchange Commissions clarification of EITF Topic D-42, are included in minority interest in income for the nine months ended September 30, 2004 as are $874,000 in such original issuance cost with respect to the nine months ended September 30, 2005 based on the redemption of preferred units.

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

(c) These amounts reflect income allocated to the minority interests in the Consolidated Development Joint Venture. Included in minority interest in income is $322,000 and $2,051,000 in depreciation expense for the three and nine months ended September 30, 2005, respectively, as compared to $887,000 and $2,741,000 for the same periods in 2004.

(d) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 8 to the consolidated financial statements). Included in minority interest in income is $88,000 and $264,000 in depreciation expense for the three and nine months ended September 30, 2005, respectively, as compared to $81,000 and $247,000 for the same periods in 2004.

(e) These amounts reflect income allocated to minority interests that the Company acquired in 2004 and the first nine months of 2005 and are no longer outstanding at September 30, 2005. Included in minority interest in income is $31,000 and $295,000 in depreciation expense for the three and nine months ended September 30, 2005, respectively, as compared to $250,000 and $1,051,000 for the same periods in 2004.

(f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three and nine months ended September 30, 2005 and 2004. Included in minority interest in income is $162,000 and $536,000 in depreciation expense for the three and nine months ended September 30, 2005, respectively, as compared to $339,000 and $812,000 for the same periods in 2004.

         On June 30, 2004, we acquired minority interests in one of the consolidated entities for an aggregate of $24,851,000 in cash. In January 2005, we acquired additional minority interest for an aggregate of $4,366,000 in cash. In April 2005, we acquired minority interest for an aggregate of $32,432,000 in cash. In August 2005, we acquired additional minority interests for an aggregate of $14,597,000 in cash. The income allocated to these interests is included in the table above under the "Acquired Minority Interests."

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

         Our minority interest partner in the Consolidated Development Joint Venture is PSAC Storage Investors, LLC, a partnership that was owned by a third party institutional investor and Mr. Hughes, the Company's Chairman. On August 5, 2005, we acquired the institutional investors interest in PSAC Investors, LLC. As part of the acquisition, we also obtained and subsequently exercised the right to acquire Mr. Hughes' interest on November 17, 2005. As a result of these events: (i) we ceased allocating income to minority interests with respect to the Consolidated Development Joint Venture effective August 5, 2005 and (ii) Mr. Hughes' interest in the Consolidated Development Joint Venture has been classified as debt on our balance sheet and income with respect to Mr. Hughes' interest in the Consolidated Development Joint Venture for the period from August 5, 2005 through September 30, 2005, has been classified as interest expense on our income statement.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2004 and the three and nine months ended September 30, 2005, comprised of investments in the Consolidated Entities described in Note 9 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         Discontinued Operations: During the nine months ended September 30, 2005, we designated one of our self-storage facilities that was the subject of a condemnation proceeding as a discontinued facility. This facility is referred to as the "Eminent Domain Facility" and we received the proceeds from the sale of this facility during the third quarter of 2005 and recorded a gain of $5.2 million.

         During the third quarter of 2004, we entered into an agreement to sell one of our commercial facilities located in West Palm Beach, Florida. The facility sale closed on October 28, 2004. This facility is referred to as the "Sold Commercial Facility".

         As described more fully in Note 3 to the consolidated financial statements, during 2002, 2003 and 2004, we implemented a business plan, which included the closure of 43 of 55 containerized storage facilities that were open at December 31, 2001. The 43 facilities are hereinafter referred to as the "Closed Facilities."

         The current and prior period operations for the Eminent Domain Facility, the Sold Commercial Facility and the Closed Facilities have been reclassified into the line-item "Discontinued Operations" on our consolidated income statement.

         The following table summarizes the historical operations of the Eminent Domain Facility, the Sold Commercial Facility and the Closed Facilities:


Discontinued Operations:
                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                      -----------------------------------  -----------------------------------
                                          2005         2004     Change         2005       2004         Change
                                      ------------ ----------- ----------  ----------  ----------   ----------
                                            (Amounts in thousands)              (Amounts in thousands)
Rental income:
  Closed Facilities...............      $     -      $1,740    $  (1,740)   $    95      $6,267      $(6,172)
  Eminent Domain Facility.........          161         165          (4)        461         505          (44)
  Sold Commercial Facility........            -         105        (105)          -         279         (279)
                                      ------------ ----------- ----------  ----------  ----------   ----------
Total rental income...............          161       2,010      (1,849)        556       7,051       (6,495)
                                      ------------ ----------- ----------  ----------  ----------   ----------
Cost of operations:
  Closed Facilities...............            -      (1,154)      1,154        (194)     (5,176)       4,982
  Eminent Domain Facility.........          (45)        (73)         28        (220)       (166)         (54)
  Sold Commercial Facility........            -         (26)         26           -         (63)          63
                                      ------------ ----------- ----------  ----------  ----------   ----------
Total cost of operations..........          (45)     (1,253)      1,208        (414)     (5,405)       4,991
                                      ------------ ----------- ----------  ----------  ----------   ----------
Depreciation expense:
  Closed Facilities...............            -        (306)        306         (29)     (1,031)       1,002
  Eminent Domain Facility.........          (20)        (21)          1         (59)        (68)           9
  Sold Commercial Facility........            -         (25)         25           -         (74)          74
                                      ------------ ----------- ----------  ----------  ----------   ----------
Total depreciation ...............          (20)       (352)        332         (88)     (1,173)       1,085

Other items.......................        5,180      (1,406)      6,586       6,323      (1,991)       8,314
                                      ------------ ----------- ----------  ----------  ----------   ----------
Net discontinued operations.......      $ 5,276      $(1,001)   $ 6,277     $ 6,377      $(1,518)    $ 7,895
                                      ============ =========== ==========  ==========  ==========   ==========


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


                                                                        Nine Months Ended September 30,
                                                                       ------------------------------------
                                                                            2005               2004
                                                                       ----------------    ----------------
                                                                             (Amounts in thousands)
Net cash provided by operating activities.......................         $    515,662       $    477,597

Distributions to minority interest (Preferred Units) - ongoing..              (12,556)           (16,907)
Distributions to minority interest (Preferred Units) - special (a)                  -             (8,000)
Distributions to minority interest (common equity) (b)..........              (11,805)           (16,986)
                                                                       ----------------    ----------------
Cash from operations available to our shareholders..............              491,301            435,704
Capital improvements to maintain our facilities.................              (13,286)           (20,297)
                                                                       ----------------    ----------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................              478,015            415,407
Distributions paid:
  Preferred stock dividends.....................................             (126,286)          (117,293)
  Equity Stock, Series A dividends..............................              (16,087)           (16,126)
  Distributions to Common shareholders..........................             (179,822)          (172,474)
                                                                       ----------------    ----------------
Cash available for principal payments on debt and reinvestment..         $    155,820       $    109,514
                                                                       ================    =================

(a) The $8 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.

(b) Represents distributions to the common interests we do not own in the Consolidated Entities.

         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at September 30, 2005, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. At September 30, 2005, we had no outstanding borrowings under our $200 million bank line of credit.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2005, we had mortgage debt outstanding of $92.7 million (which encumbers 34 facilities with a book value of approximately $198 million) and unsecured debt in the amount of $22.4 million. We also have Debt to Joint Venture Partner amounting to $35.7 million with respect to ten real estate facilities with an aggregate book value of approximately $49 million, as well as $64.5 million in debt to related party with respect to 22 facilities with a net book value of $96 million.

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

         We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2005 through September 30, 2005, we have raised approximately $476.3 million of our Cumulative Preferred Stock, and used approximately $142.5 million of these net proceeds in order to redeem higher-coupon preferred securities.

         On January 19, 2006, we intend to redeem our 8.6% Series Q Cumulative Preferred Stock totaling $172.5 million. We anticipate that this redemption will be funded with current cash on-hand. In addition, in September 2006 and October 2006, we have the option to redeem our 8.0% Series R and 7.875% Series S Cumulative Preferred Stock, respectively, requiring aggregate funding of approximately $653.8 million. From time-to-time, we may raise additional capital primarily through the issuance of lower rate preferred securities, in advance of the redemption dates to ensure that we have available funds to redeem these securities. The timing and our ability to issue additional preferred securities are dependent on many factors. There is no assurance that we will be able to raise the necessary capital and at appropriate rates to redeem these securities.

         REQUIREMENT TO PAY DISTRIBUTIONS: We estimate the distribution requirement with respect to our Preferred Stock outstanding at November 7, 2005 to be approximately $185.4 million per year. We estimate that the annual distribution requirement with respect to the preferred partnership units outstanding at September 30, 2005 to be approximately $14.4 million per year.

         During the nine months ended September 30, 2005, we paid cash dividends totaling $16,087,000 to the holders of our Equity Stock, Series A, as compared to $16,126,000 for the same period in 2004. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions of not less than the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45 per share. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at September 30, 2005, we estimate the total regular distribution for the fourth quarter of 2005 to be approximately $5.4 million.

         During the nine months ended September 30, 2005, we paid dividends totaling $179,822,000 ($1.40 per common share) to the holders of our common stock. Based upon shares outstanding at September 30, 2005 and a quarterly distribution of $0.50 per share, which was declared by the Board of Directors on October 27, 2005, we estimate a dividend payment with respect to our common stock of approximately $64.0 million for the fourth quarter of 2005.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2005, we budgeted approximately $30 million for capital improvements. During the nine months ended September 30, 2005, we incurred capital improvements of approximately $13.3 million. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities. We expect capital expenditures for 2006 to be higher than the capital expenditures we have budgeted for 2005.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our debt, all of which is fixed rate. At September 30, 2005, we had total outstanding debt of approximately $215.2 million. See Notes 7, 8 and 9 to the consolidated financial statements for approximate principal maturities of such borrowings.

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

         In addition to the facilities acquired in the nine months ended September 30, 2005, we acquired seven additional facilities for approximately $78.2 million with 586,000 net rentable square feet between October 1, 2005 and November 7, 2005. Also, at November 7, 2005, we are under contract to acquire seven additional facilities (total approximate net rentable square feet of 481,000) at an aggregate cost of approximately $70 million, including the assumption of debt amounting to approximately $5 million. These acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies.

         On January 18,  2005,  we  acquired  an  interest  in the  Consolidated
Entities for cash totaling $4.4 million, on April 22, 2005 we acquired an additional interest in the Consolidated Entities for an aggregate of $32.4 million, and on August 12, 2005, we acquired interest in the Consolidate Entities for cash totaling $14.6 million.

         As described more fully in Note 9 to our September 30, 2005 financial statements, on August 5, 2005, we acquired the third party institutional investor's interest in PSAC Storage Investors, LLC for approximately $41.4 million in cash. On November 17, 2005, we will acquire Mr. Hughes' interest in PSAC Storage Investors, LLC for approximately $64.5 million in cash. This acquisition will be funded from cash on-hand.

         At September 30, 2005 we have a development "pipeline" of 57 projects consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $291.3 million. At September 30, 2005, we have acquired the land for 55 of these projects, which have an aggregate estimated cost of approximately $276.6 million, and costs incurred as of September 30, 2005 of approximately $50.2 million. The remaining facilities represent identified sites where we have an agreement in place to acquire the land, generally within one year. We anticipate that the development of these projects will be funded solely by the Company.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $240.4 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY (as of September 30, 2005):


                                                                             Total
                                                    Number   Net           estimated     Costs incurred
                                                      of     rentable     development        through         Costs to
                                                   projects   sq. ft.        costs           9/30/05         complete
                                                  ---------  --------    -------------   ---------------     ---------
                                                                 (Amounts in thousands, except number of projects)
  Facilities currently under construction:
    Self-storage facilities                            5          439      $   63,699       $   34,291       $ 29,408
    Expansions and other enhancements to
     existing self-storage facilities                 14          799          39,384           12,829         26,555
                                                  ---------  --------    -------------   ---------------     ---------
                                                      19        1,238         103,083           47,120         55,963

  Facilities awaiting  construction,  where land
     is acquired:
    Self-storage facilities                            1           57           6,084            2,126          3,958
    Expansions and other enhancements to
     existing self-storage facilities                 35        2,392         167,476              991        166,485
                                                  ---------  --------    -------------   ---------------     ---------
                                                      36        2,449         173,560            3,117        170,443

  Self-storage facilities awaiting
    construction, where land has not yet been
    acquired:
    Self-storage facilities                            1           83          11,190              592         10,598
    Expansions and other enhancements to
     existing self-storage facilities                  1           44           3,435               70          3,365
                                                  ---------  --------    -------------   ---------------     ---------
                                                       2          127          14,625              662         13,963
                                                  ---------  --------    -------------   ---------------     ---------
  Total Development Pipeline                          57        3,814      $  291,268       $   50,899       $240,369
                                                  =========  ========    =============   ===============     ==========


         Included in the 50 "expansions and other enhancements of existing self-storage facilities" are 12 projects associated with the conversion of industrial space, previously used by the discontinued containerized storage operations, into self-storage space. The total amount of self-storage space to come on line from these 12 conversions is approximately 926,000 net rentable square feet of traditional self-storage space at a cost of $33,168,000. Also included are enhancements which, while they do not add significant incremental square footage, improve the visual and structural appeal of our existing self-storage facilities.

         PROPOSAL TO ACQUIRE SHURGARD STORAGE CENTERS: In July 2005, we made an unsolicited proposal for the combination of the Company and Shurgard Storage Centers, Inc. (NYSE:SHU) through a merger in which each share of SHU common stock would be exchanged for .80 shares of our common stock. SHU rejected our proposal.

         Recently, SHU announced that its Board of Directors had authorized SHU's management and financial advisors to explore strategic alternatives to maximize shareholder value, including without limitation a sale of SHU, formation of asset joint ventures with strategic partners, a sale of certain assets or operations, and continued implementation of SHU's strategic business plan.

         We may amend, modify, withdraw or otherwise change our proposal whether in response to SHU's exploration of strategic alternatives or otherwise, including without limitation to increase or decrease the amount and nature of the consideration offered, including to offer a higher or lower exchange ratio or greater or lower per share consideration consisting in part or in whole of cash or other consideration, to change the structure of the proposed transaction or change the method of financing any such transaction. In reaching any conclusion as to our future course of action, we will take into consideration various factors, such as the business and prospects of our business and SHU's business, other factors concerning us and SHU, including factors in connection with SHU's announced exploration of strategic alternatives, other business opportunities available to us, and general economic and stock market conditions.

         If we do not make any changes to our proposal and acquire SHU for .80 shares of our common stock, the acquisition would (1) increase the number of shares of our common stock from approximately 128,034,490 to 165,469,258, (2) increase the liquidation preference of our preferred stock from $2,570,900,000 to $2,707,150,000 (including $50,000,000 issued on October 3, 2005) and (3)
increase our debt from approximately $215,227,000 to an estimated $2,045,424,000 (assuming no prepayment). Alternative transactions involving a higher or lower exchange ratio or greater or lower per share consideration consisting in part or in whole of cash or other consideration would result in different pro forma impacts on our company and balance sheet. Our estimate of SHU's debt, preferred and common shares outstanding is from SHU's September 30, 2005 balance sheet included in its earnings press release for the period ended September 30, 2005 and our information is per our September 30, 2005 balance sheet.

         SHU has reported that it is a real estate investment trust that operates approximately 644 self-storage facilities in the United States and Europe.

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. For the nine months ended September 30, 2005, we repurchased 84,000 shares of our common stock for approximately $4,990,000.

         From the initial authorization through September 30, 2005, we have repurchased a total of 22,201,720 shares of common stock at an aggregate cost of approximately $567.1 million.

ITEM 2A.   RISK FACTORS

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2004, you should consider the following factors in evaluating the Company:

THE  HUGHES  FAMILY  COULD  CONTROL  US  AND  TAKE  ACTIONS   ADVERSE  TO  OTHER
SHAREHOLDERS.

         At November 7, 2005, the Hughes family owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

WE MAY PAY SOME TAXES, REDUCING CASH AVAILABLE FOR SHAREHOLDERS.

         Even if we qualify as a REIT for Federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. Several corporate subsidiaries of the Company have elected to be treated as "taxable REIT subsidiaries" of the Company for Federal income tax purposes since January 1, 2001. A taxable REIT subsidiary is a fully taxable corporation and may be limited in its ability to deduct interest payments made to us. In addition, if we receive certain payments and the economic arrangements among our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties we will be subject to a 100% penalty tax on those payments. To the extent that the Company or any taxable REIT subsidiary is required to pay Federal, state or local taxes, we will have less cash available for distribution to shareholders.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At September 30, 2005, our debt of $215.2 million was 3.9% of our total assets.

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

o        changes in tax, real estate and zoning laws; and

o        tenant claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks that other real estate companies may use third-party insurers for. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 14 to our consolidated financial statements at September 30, 2005 under "Insurance and Loss Exposure."

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 92% of our revenue for the three months ended September 30, 2005. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development  and fill-up of our  properties  would reduce our profitability.  Since  January  1,  2001,  we have  opened  50  newly  developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of $523.3 million. In addition, at September 30, 2005 we had 57 projects in development that are expected to be completed in approximately the next two years. These 57 projects have total estimated costs of $291.3 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact our profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and could award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

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

         Prior to December 31, 2003, Company personnel were engaged in the supervision and the operation of these properties and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services in the amount of $542,499 with respect to the Canadian operations and $151,063 for other services during 2003 (in United States dollars). There were conflicts of interest in allocating time of our personnel between Company properties, the Canadian properties, and certain other Hughes Family interests. The sharing of Company personnel with the Canadian entities was substantially eliminated by December 31, 2003.

         The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During the nine months ended September 30, 2005, and the full years ended December 31, 2004 and 2003, PSIC received $795,000, $1,069,000, and $1,017,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. PSIC has no contractual right to provide tenant reinsurance to the Canadian Facilities and there is no assurance that these premiums will continue.

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

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred an operating loss of $10,058,000 in 2002, and generated operating profits of $2,543,000 in 2003, $684,000 in 2004 and $1,138,000 for the nine months ended September 30, 2005. Since 2002, PSPUD closed or consolidated all but 12 facilities that were deemed not strategic to our business plan.

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

OUR BID FOR SHU MAY NOT BE SUCCESSFUL AND IF IT IS WE MAY BE SUBJECT TO ADDITIONAL RISKS.

         We have made a proposal to acquire SHU, which SHU's board of directors has rejected. We may amend, modify, withdraw or otherwise change our proposal whether in response to SHU's exploration of strategic alternatives or otherwise, including without limitation to increase or decrease the amount and nature of the consideration offered, including to offer a higher or lower exchange ratio or greater or lower per share consideration consisting in part or in whole of cash or other consideration, to change the structure of the proposed transaction or change the method of financing any such transaction. We may also incur substantial additional indebtedness in connection with an acquisition of SHU.

         This transaction may result in significant costs and attention of management and there is no assurance that any agreement will be reached or as to the terms (including consideration, structure and financing) of any such agreement.

         If we do reach an agreement with SHU and the acquisition of SHU is consummated, or a transaction is otherwise effected without any agreement with SHU, then we may be subject to additional risks, including, without limitation, difficulties in the integration of operations, technologies, and personnel of SHU, diversion of management's attention away from other business concerns, the assumption of additional debt and expenses and the incurrence of additional debt in connection with the financing of a transaction, risks of international operations and exposure to any undisclosed or unknown potential liabilities of SHU, including risks related to SHU's European operations. In addition, we have assumed based on public filings, that SHU has qualified and will continue to qualify as a REIT and that we would be able to continue to qualify as a REIT following an acquisition. However, if SHU fails to qualify as a REIT, we might lose our REIT status and incur significant tax liabilities.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At September 30, 2005, our debt as a percentage of total shareholders' equity (based on book values) was 4.4%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series Q - January 19, 2006, Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010 and Series F - August 23, 2010. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include debt, which totaled $215.2 million at September 30, 2005. All of the Company's debt bears interest at fixed rates. See Notes 8 and 9 to the consolidated financial statements at September 30, 2005 for approximate principal maturities of the notes payable at September 30, 2005.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 12, 1998, we announced that the Board of Directors (the "Directors") authorized the repurchase from time to time of up to 10,000,000 shares of the Company's Common Stock on the open market or in privately negotiated transactions. On subsequent dates the Board of Directors increased the repurchase authorization, the last being April 13, 2001, when the Board of Directors increased the repurchase authorization to 25,000,000 shares. The Company has repurchased a total of 22,201,720 shares of common stock under this authorization. The Company did not repurchase any shares of Common Stock during the quarter ended September 30, 2005.

ITEM 6.    EXHIBITS

         Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      DATED: November 9, 2005

                      PUBLIC STORAGE, INC.

                      By:    /s/  John Reyes
                             -------------------------------------------------
                             John Reyes
                             Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

EXHIBIT NO.                            EXHIBIT INDEX
-----------      ---------------------------------------------------------------


3.1 Certificate of Determination for 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A Registration Statement on August 17, 2005 relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.2 Amendment to Certificate of Determination for 9.750% Cumulative Preferred Stock, Series F. Filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K on August 17, 2005 and incorporated herein by reference.

3.3 Amendment to Certificate of Determination for 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A Registration Statement on September 16, 2005 Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

10.1 Deposit Agreement dated as of August 17, 2005 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of depositary receipts evidencing Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A Registration Statement on August 17, 2005 relating to Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

10.2 Deposit Agreement dated as of September 16, 2005 among Registrant, Equiserve Inc., Equiserve Trust Company N.A. and the holders of depositary receipts evidencing additional Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Form 8-A Registration Statement on September 16, 2005 relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

11               Statement  Re:   Computation  of  Earnings  per  Share.   Filed
                 herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1             Rule  13a-14(a)/15d-14(a)   Certification  of  Chief  Executive
                 Officer. Filed herewith.

31.2             Rule  13a-14(a)/15d-14(a)   Certification  of  Chief  Financial
                 Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.