Form 10-K
period 2005-12-31
PUBLIC STORAGE INC /CA
filed 2006-03-16
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or
                          -----------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     1-8389
                            ------
                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

                    California                              95-3551121
--------------------------------------------------    -----------------------
     ( State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification Number)
     701 Western Avenue, Glendale, California               91201-2349
--------------------------------------------------    -----------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
                                Title of each class                                        on which registered
---------------------------------------------------------------------------             ------------------------
Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative
     Preferred Stock, Series R, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative
     Preferred Stock, Series S, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series T, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series U, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative
     Preferred Stock, Series V $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative
     Preferred Stock, Series W $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative
     Preferred Stock, Series X $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative
     Preferred Stock, Series Z $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative
     Preferred Stock, Series A $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative
     Preferred Stock, Series B $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.600% Cumulative
     Preferred Stock, Series C $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.180% Cumulative
     Preferred Stock, Series D $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.750% Cumulative
     Preferred Stock, Series E $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative
     Preferred Stock, Series F $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.000% Cumulative
     Preferred Stock, Series G $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.950% Cumulative
     Preferred Stock, Series H $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A,
     $.01 par value.............................................................         New York Stock Exchange
Common Stock, $.10 par value....................................................         New York Stock Exchange,
                                                                                             Pacific Exchange

                                       1

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2005:

Common Stock, $0.10 Par Value - $5,146,400,000 (computed on the basis of $63.25per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2005).

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - $209,493,000 (computed on the basis of $28.35 per share which was the reported closing sale price of the Depositary Shares each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange on June 30, 2005).

The number of shares outstanding of the registrant's classes of common stock as of March 14, 2006:

Common Stock, $.10 Par Value - 129,306,139 shares

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - 8,744,193 depositary shares (representing 8,744.193 shares of Equity Stock, Series A)

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I
                                     ------
ITEM 1.  Business
         --------

Forward Looking Statements

         All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "should," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance are described in Item 1A, "Risk Factors". These risks include, but are not limited to, the following: changes in general economic conditions and in the markets in which we operate; the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in our ability to evaluate, finance and integrate acquired and developed properties into our existing operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce our profitability; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process, which could adversely affect profitability; economic uncertainty due to the impact of war or terrorism could adversely affect our business plan; and risks related to our agreement to acquire Shurgard Storage Centers, Inc. including, among others, difficulties encountered in integrating the companies, approval of the transaction by the shareholders of the companies, the satisfaction of closing conditions to the transaction, inability to realize the expected synergies, unanticipated operating costs and the effects of general and local economic and real estate conditions. We disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

General
-------

         Public Storage, Inc. (the "Company" or "we" or "our") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. We are a fully integrated, self-administered and self-managed REIT that acquires, develops, owns and operates self-storage facilities. We are the largest owner and operator of self-storage space in the United States with direct and indirect equity investments in 1,501 self-storage facilities containing approximately 92 million square feet of net rentable space at December 31, 2005. Our common stock is traded on the New York Stock Exchange under the symbol "PSA". We also have a 44% ownership interest in PS Business Parks, Inc., which, as of December 31, 2005, owned and operated commercial properties containing approximately 17.6 million net rentable square feet of space. PS Business Parks, Inc. is a publicly traded REIT whose common stock trades on the American Stock Exchange under the symbol "PSB."

         We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To the extent that we continue to qualify as a REIT, we will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

         We have reported annually to the Securities and Exchange Commission ("SEC") on Form 10-K, which includes financial statements certified by independent public accountants. We have also reported quarterly to the SEC on Form 10-Q, which included unaudited financial statements with such filings. We expect to continue such reporting.

         Our website is www.publicstorage.com, and we make available free of charge on our website our reports on Forms 10-K, 10-Q, and 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

Management
----------

         Ronald L. Havner, Jr. (48) has been vice chairman, chief executive officer and a director of the Company since November 7, 2002 and President since July 1, 2005. Mr. Havner joined Public Storage, Inc. in 1986 and has held a variety of positions, including Chairman of the Board of Directors for the Company's affiliate, PS Business Parks, Inc., a position he has held since March 1998.

         B. Wayne Hughes (72) is Chairman of the Board of Directors, a position he has held since 1991. Mr. Hughes established the Public Storage organization in 1972 and has managed the Company through several market cycles.

         Our executive management team and their years of experience with the Company are as follows: John Reyes (45), Senior Vice President - Chief Financial Officer, 15 years; John S. Baumann (45), Senior Vice President - Chief Legal Officer, who joined the Company in June 2003; John E. Graul (54), Senior Vice President and President, Self-Storage Operations, who joined the Company in February 2004 and David F. Doll (47), Senior Vice President and President, Real Estate Group, who joined the Company in February 2005.

         Our senior  management  has a  significant  ownership  position  in the
Company  with  executive   officers,   directors  and  their   families   owning
approximately 47 million shares or 36% of the common stock as of March 1, 2006.

Investment Objective
--------------------

         Our primary objective is to increase shareholder value through internal growth (by increasing net income, funds from operations and cash available for distribution) and acquisitions of additional real estate investments and development of real estate facilities. We believe that our access to capital, geographic diversification and operating efficiencies resulting from our size will enhance our ability to achieve this objective.

Competition
-----------

         Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of our facilities. Development of new self-storage facilities has intensified the competition among storage operators in many market areas in which we operate.

         In seeking investments, we compete with a wide variety of institutions and other investors. The increase in the amount of funds available for real estate investments has increased competition for ownership interests in facilities and may reduce yields on acquisitions.

         We believe that the significant operating and financial experience of our executive officers and directors, combined with the Company's conservative capital structure, national investment scope, geographic diversity, economies of scale and the "Public Storage" brand name, should enable us to compete effectively with other entities.

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

Business Attributes
-------------------

         We  believe  that  the  Company   possesses  several  primary  business
attributes that permit us to compete effectively:

         COMPREHENSIVE  DISTRIBUTION  SYSTEM AND NATIONAL TELEPHONE  RESERVATION
SYSTEM:  Our  facilities  are  part  of  a  comprehensive   distribution  system
encompassing standardized procedures, integrated reporting and information networks and centralized marketing. During 2003 and 2004, we implemented an upgraded information system platform, which has enabled us to more quickly adapt our pricing and marketing efforts to changing market conditions. This distribution system, among other benefits, is designed to maximize revenue and occupancy levels through automated pricing.

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

         ECONOMIES OF SCALE: We are the largest provider of self-storage space in the industry. As of December 31, 2005, we operated 1,501 storage facilities in which we had an interest and managed 27 self-storage facilities for third parties. These facilities are in markets within 37 states. At December 31, 2005, we had over 770,000 spaces rented. The size and scope of our operations have enabled us to achieve a high level of profit margins and low level of administrative costs relative to revenues.

         Our size in many markets has enabled us to market efficiently using television as a media source. We believe the high cost of television makes it impractical for our competitors to use this form of media without the high concentration of facilities in markets.

         BRAND NAME RECOGNITION: Our operations are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Our storage operations are conducted in 37 states, giving us national recognition and prominence. We focus our operations within those states in the major metropolitan markets. This concentration establishes us as one of the largest providers of self-storage space in virtually all markets that we operate in and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals which are generally not economically viable for most of our competitors.

         RETAIL OPERATIONS: Through a taxable REIT subsidiary, we have historically sold retail items associated with the storage business and rented trucks at our storage facilities. In order to supplement and strengthen the existing self-storage business by further meeting the needs of storage customers, we continue to expand our retail activities.

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

         TENANT INSURANCE PROGRAM: On December 31, 2001, we purchased all of the capital stock of PS Insurance Company, Ltd. ("PSIC"), from Mr. Hughes and members of his family. PSIC reinsures policies issued to our tenants against lost or damaged goods stored by tenants in our storage facilities. This subsidiary receives the premiums and bears the risks associated with the re-insurance. We believe that this insurance operation further supplements and strengthens the existing self-storage business and provides an additional source of earnings for the Company.

Growth and Investment Strategies
--------------------------------

         Our growth strategies consist of: (i) improving the operating performance of our existing traditional self-storage properties, (ii) acquiring interests in properties that are owned or operated by others, (iii) expanding and repackaging existing real estate facilities, (iv) developing properties in selected markets and (v) participating in the growth of commercial facilities owned primarily by PS Business Parks, Inc. These strategies are described as follows:

         IMPROVE THE OPERATING PERFORMANCE OF EXISTING PROPERTIES: We seek to increase the net cash flow generated by our existing self-storage properties by
a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our properties relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and d) controlling expense levels. We believe that our property management personnel and systems, combined with the national telephone reservation system, will continue to enhance our ability to meet these goals.

         ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS: We believe our presence in and knowledge of substantially all of the major markets in the United States enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry. We maintain local market information on rates, occupancy and competition in each of the markets in which we operate. During 2004 and 2005, we acquired interests in 77 self-storage facilities from third parties at an aggregate cost of approximately $514.0 million. In addition, between January 1, 2006 and March 15, 2006, we acquired three additional self-storage facilities from third parties (total net rentable square feet of 170,000) at an aggregate cost of approximately $20.0 million and we currently are under contract to purchase seven self-storage facilities (total net rentable square feet of 574,000) at an aggregate cost of approximately $69.4 million.

         EXPAND AND REPACKAGE EXISTING REAL ESTATE FACILITIES: We have a substantial number of facilities that were developed and constructed 20 or more years ago based upon local competitive and demographic conditions in place at that time. Since such conditions may have changed, there are opportunities to expand and further invest into our existing self-storage locations, either by improving their visual and structural appeal, or by expanding these facilities at a per square foot cost that is typically less than the cost incurred in developing a new location. In addition, there are opportunities to convert existing vacant space previously used by our containerized storage facilities into traditional self-storage space. During 2003, 2004, and 2005, we have invested a total of approximately $96 million in such expansion, conversion, and repackaging activities. At December 31, 2005, we have identified 58 such projects to expand or repackage our existing facilities, and to convert the vacant space previously used by the discontinued containerized storage facilities, for an aggregate of approximately $262 million, which will add an aggregate of approximately 3,573,000 net rentable square feet. Completion of these projects is subject to contingencies, including obtaining governmental agency approvals. We continue to evaluate our existing real estate portfolio to identify additional expansion and repackaging opportunities.

         DEVELOP PROPERTIES IN SELECTED MARKET: Since 1995, the Company and its joint venture partnerships (described below in "Financing of the Company's Growth Strategies") have opened a total of 146 facilities. During 2005, these facilities contributed significantly to the growth in our earnings as they continued to gain occupancy and grow their revenues. We expect that these facilities will continue to provide growth to our earnings into 2006. As of December 31, 2005, we have a development "pipeline" of four newly-developed self-storage facilities with an aggregate estimated cost of approximately $61.2 million, and an aggregate of 338,000 net rentable square feet. Development of these facilities is subject to significant contingencies such as obtaining appropriate governmental agency approvals. In 2004 and 2005, our rate of development of new self-storage facilities has declined due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality self-storage sites in urban locations, and more difficult zoning and permitting requirements. However, we will continue to seek favorable sites and markets for development.

         PARTICIPATE IN THE GROWTH OF COMMERCIAL FACILITIES PRIMARILY THROUGH OUR OWNERSHIP IN PS BUSINESS PARKS, INC.: We own a 44% common equity interest in PS Business Parks, Inc. and its operating partnership (PS Business Parks Inc. and the related operating partnership are hereinafter referred to collectively as "PSB") which, December 31, 2005, consisted of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. At December 31, 2005, PSB owned and operated approximately 17.6 million net rentable square feet of commercial space located in eight states.

         ACQUIRE ADDITIONAL PARTNERSHIPS INTERESTS IN AFFILIATED ENTITIES: The acquisition of interests in facilities that we have an ownership interest in and operate has historically comprised a significant component of our growth. However, the pool of such available acquisitions has continued to decrease as we have acquired such remaining interests over the years, including $157 million of such acquisitions in 2005. The potential remaining acquisition opportunities principally include the remaining 59% that we do not own in the 36 properties owned by the "Other Investments" described in Note 5 to the consolidated financial statements for the year ended December 31, 2005 with a book value of approximately $37 million as well as the "Other partnership interests" described in Note 9 to the consolidated financial statements for the year ended December 31, 2005 with a book value of approximately $23 million. Accordingly, we do not expect such acquisitions to comprise a significant component of our growth going forward.

         POLICIES WITH RESPECT TO INVESTING ACTIVITIES: Following are our policies with respect to certain other investing strategies, each of which may be entered into without a vote of shareholders:

         o Making loans to other entities: We have made loans in connection with the sale of properties, have made short-term loans to PSB in the last three years and may make loans to third parties as part of our investment objectives. However, we do not expect such items to be a significant part of our investing activities.

         o Investing in the securities of other issuers for the purpose of exercising control: There have been two instances in the past six years where we invested in the securities of another publicly-held REIT, one which resulted in control of that REIT (the merger with Storage Trust, Inc. in 1999), and one that did not, resulting in the sale of these securities on the open market. We may engage in these activities in the future as a component of our real estate acquisition strategy. We also own partnership interests in various consolidated and unconsolidated partnerships. See "Investments in Real Estate and Real Estate Entities."

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

         o Repurchasing or reacquiring our common shares or other securities: The Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. Cumulatively through March 15, 2006, we repurchased a total of 22,201,720 shares of common stock under this authorization. Cumulatively through March 15, 2006, we have called for redemption or repurchased $1.5 billion of our senior preferred stock and $165 million of our preferred partnership units for cash, representing a refinancing of these securities into lower-coupon preferred securities. Any future repurchases of our common stock will depend primarily upon the attractiveness of repurchases compared to our other investment alternatives. Future redemptions or repurchases of our preferred securities, which will become available for redemption or repurchase on their respective call dates, will be dependent upon the spread between market rates and the coupon rates of these securities.

Financing of the Company's Growth Strategies
--------------------------------------------

         OVERVIEW OF FINANCING STRATEGY: Over the past three years we have funded substantially all of the cash portion (represented by our acquisition cost less debt assumed, as described below) of our acquisitions with permanent capital (predominantly retained cash flow and the net proceeds from the issuance of preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our present intent is to continue to finance substantially all our growth with permanent capital.

         BORROWINGS: We have in the past used our $200 million revolving line of credit described below under "Borrowings" as temporary "bridge" financing, and repaid those amounts with permanent capital. During 2005, we assumed long-term secured mortgage notes of $94.7 million in connection with property acquisitions. Prior to 2005, we incurred long-term debt during the merger with Storage Trust in 1999 wherein we assumed $100 million in senior unsecured notes. We were unable to prepay these debt balances either because of the nature of the loan terms or because it was not economically advantageous to do so. While it is not our present intention to issue additional debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders. These powers are subject to a limitation on unsecured borrowings in our Bylaws described in "Limitations on Borrowings" below.

         ISSUANCE OF SENIOR SECURITIES: We have in the last three years, and expect to continue, to issue additional series of preferred stock that are senior to our Common Stock and Equity Stock. At December 31, 2005, we had approximately $2.5 billion of preferred stock outstanding, excluding one series that was called for redemption on November 2005 and subsequently redeemed in January, 2006. The preferred stock, which was issued in series, has general preference rights with respect to liquidation and quarterly distributions. We intend to continue to issue preferred securities without a vote of our common shareholders.

         ISSUANCE OF SECURITIES IN EXCHANGE FOR PROPERTY: We have issued both common and preferred equity in exchange for real estate and other investments in the last three years. On October 12, 2004, we issued $25 million in preferred units in conjunction with the acquisition of a self-storage business. Future issuances will be dependent upon market conditions at the time, including the market prices of our equity securities.

         JOINT VENTURE FINANCING: We entered into two separate development joint venture partnerships since 1997 in order to provide development financing. The first development joint venture partnership was formed in 1997 and completed in 2001.

         In November 1999, we formed PSAC Development Partners, L.P., (the "Consolidated Development Joint Venture") with a joint venture partner ("PSAC Storage Investors, LLC") whose partners include a third party institutional investor, owning approximately 35%, and Mr. Hughes, owning approximately 65%, to develop approximately $100 million of storage facilities. The Consolidated Development Joint Venture completed construction on 22 storage facilities with a total cost of approximately $108.6 million. On August 5, 2005 we acquired the third party institutional investor's partnership interest in PSAC Storage Investors, LLC for approximately $41.4 million in cash, and on November 17, 2005 we acquired Mr. Hughes' interest for an aggregate of $64.5 million in cash.

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

If our joint venture partner fails to exercise its option, the partnership will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. As of December 31, 2005, the Acquisition Joint Venture owned interests in a total of 12 self-storage facilities with an aggregate investment of approximately $60 million. See Note 2 to our consolidated financial statements at December 31, 2005 for further discussion of the accounting for the Acquisition Joint Venture. We do not expect the Acquisition Joint Venture to acquire any additional facilities.

         We may continue to form additional joint ventures to facilitate the funding of future developments or acquisitions.

         DISPOSITION OF PROPERTIES: We historically have disposed of self-storage facilities only because of condemnation proceedings, which compel us to sell. However, during 2003, we sold five self-storage facilities, which were located in non-strategic markets and locations for an aggregate of approximately $21.0 million. We do not presently expect to sell any significant number of self-storage facilities in the future, though there can be no assurance that we will not.

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

         o Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are managed by us under the "Public Storage" brand name.

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

         o    We  have a  pipeline  of 62  development  projects,  including  58 expansions of real estate facilities, for a total cost of approximately $323 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The following table outlines our ownership interest in self-storage facilities at December 31, 2005:

                                                                  Net Rentable Square
                                                                   Footage of Storage
                                                  Number of              Space
                                                   Storage           (in thousands)
                                                  Facilities
                                                 ------------     --------------------
Consolidated self-storage facilities:
   Wholly-owned by the Company...............          1,018                63,111
   Other consolidated facilities.............            445                26,210
                                                 ------------     --------------------
                                                       1,463                89,321

 Facilities owned by Unconsolidated Entities.             38                 2,306
                                                 ------------     --------------------
 Total self-storage facilities in which the
   Company has an ownership interest.........          1,501                91,627
                                                 ============     ====================

         In addition to our interest in self-storage facilities noted above, we own four commercial facilities with an aggregate of 293,000 net rentable square feet, three industrial facilities with an aggregate of 244,000 net rentable square feet used by the continuing containerized storage operations, and have 1,003,000 net rentable square feet of commercial space and 544,000 net rentable square feet of industrial space developed for containerized storage activities at certain of the self-storage facilities. The Company and the entities it controls also have a 44% common interest in PSB, which at December 31, 2005 owned and operated approximately 17.6 million net rentable square feet of commercial space.

Facilities Owned by Controlled Entities
---------------------------------------

         In addition to our direct ownership of 1,018 self-storage facilities at December 31, 2005, we had controlling ownership interests in 34 entities owning an aggregate of 445 storage facilities. Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities on our financial statements.

Facilities Owned by Unconsolidated Entities
-------------------------------------------

         At December 31, 2005, we had ownership interests in PSB and eight limited partnerships (collectively the "Unconsolidated Entities"). Our ownership interest in these entities is less than 50%.

         Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and we account for such investments using the equity method. PSB, which files financial statements with the Securities and Exchange
Commission, has debt and other obligations that are not included in our consolidated financial statements. The eight limited partnerships do not have any significant amounts of debt or other obligations. See Note 5 to our consolidated financial statements for the year ended December 31, 2005 for further disclosure regarding the assets and liabilities of the Unconsolidated Entities.

         The following chart sets forth, as of December 31, 2005, the entities in which we have a controlling interest and the entities in which we have a minority interest:



          Subsidiaries (Controlled Entities)                          Entities in which we have
                    of the Company                          a Minority Interest (Unconsolidated Entities)
----------------------------------------------          --------------------------------------------------
Carson Storage Partners, Ltd.                           Public Storage Alameda, Ltd.  (5)
Carson Storage Ventures                                 Public Storage Glendale Freeway, Ltd. (7)
Connecticut Storage Fund                                Metropublic Storage Fund (8)
Del Amo Storage Partners, Ltd.                          PS Business Parks, Inc.  (9)
Downey Storage Partners, Ltd.  (1)                      Public Storage Crescent Fund, Ltd. (10)
Huntington Beach Storage Partners, Ltd.                 Public Storage Partners, Ltd. (11)
Monterey Park Properties, Ltd.  (2)                     Public Storage Partners II, Ltd. (12)
PS Orangeco Partnerships, Inc.                          Public Storage Properties, Ltd. (13)
PS Partners, Ltd.                                       PSAF Acquisition Partners, Ltd.
PS Partners VIII, Ltd.
PS Texas Holdings, II, Ltd.
Public Storage Properties IV, Ltd. (3)
Public Storage Properties V, Ltd. (4)
PSA Institutional Partners, L.P.
PS HKBF, LLC
Public Storage Euro Fund III, Ltd. (5)
Public Storage Euro Fund IV, Ltd. (5)
Public Storage Euro Fund V, Ltd. (5)
Public Storage Euro Fund VI, Ltd. (5)
Public Storage Euro Fund VII, Ltd. (5)
Public Storage Euro Fund VIII, Ltd. (5)
Public Storage Euro Fund IX, Ltd. (5)
Public Storage Euro Fund X, Ltd. (5)
Public Storage Euro Fund XI, Ltd. (5)
Public Storage Euro Fund XII, Ltd. (5)
Public Storage Euro Fund XIII, Ltd. (5)
Public Storage German Fund II, Ltd. (5)
Public Storage Institutional Fund
Public Storage Institutional Fund III
Secure Mini-Storage
STOR-Re Mutual Insurance Company, Inc.
Storage Trust Properties, L.P.
Van Nuys Storage Partners, Ltd.  (6)
Whittier Storage Partners, Ltd.



(1) B. Wayne Hughes owns approximately 2.8% of the limited partnership interest of this entity.
(2) B. Wayne Hughes owns approximately 4.4% of the limited partnership interest of this entity.
(3) The Hughes Family owns 20% of the general partner interests and 15.5% of the limited partnership interests of this entity.
(4) The Hughes Family owns 20% of the general partner interests and 11.4% of the limited partnership interests of this entity.
(5) B. Wayne Hughes owns approximately 20% of the general partner interest of these entities.
(6) B. Wayne Hughes owns approximately 17.4% of the limited partnership interest of this entity.
(7) B. Wayne Hughes is a general partner in this entity and owns a 0.02% equity interest.
(8) B. Wayne Hughes is a general partner of this entity, and has no economic interest.
(9) B. Wayne Hughes owns approximately 0.5% of the common shares of PS Business Parks, Inc.
(10) B. Wayne Hughes owns approximately 17.9% of the general partnership interest of this entity.
(11) The Hughes Family owns approximately 24.3% of the limited partnership interest of this entity.
(12) The Hughes Family owns approximately 11.9% of the limited partnership interest of this entity.
(13) The Hughes Family owns 20% of the general partner interests and 30.5% of the limited partnership interests of this entity.

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

Borrowings
----------

         We  have  a  $200  million   revolving  line  of  credit  (the  "Credit
Agreement") that has a maturity date of April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum). At December 31, 2005 and March 15, 2006, we had no borrowings on our line of credit.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than
0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than 1.5 times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2005.

         As of December 31, 2005, we had notes payable of approximately $114.0 million and debt to a joint venture partner of approximately $35.7 million. See Notes 7 and 8 to the consolidated financial statements for a summary of our borrowings at December 31, 2005.

         Subject to a limitation on unsecured borrowings in our Bylaws (described below), we have broad powers to borrow in support of our objectives. We have incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase our funds available for investment in real estate, capital expenditures and distributions.

Limitations on Debt
-------------------

         The Bylaws provide that the Board of Directors shall not authorize or permit the incurrence of any obligation by the Company, which would cause our "Asset Coverage" of our unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a shareholder vote.

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

         Without the consent of holders of the various series of Senior Preferred Stock, we may not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2005, the Debt Ratio was approximately 4.5%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with accounting principles generally accepted in the United States, be reflected on our consolidated balance sheet at the time of determination. "Assets" means our total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

         Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization (as defined) and the prohibition of the payment of dividends upon the occurrence of an event of default (as defined).

Employees
---------

         We have approximately 4,030 employees at December 31, 2005 who render services on behalf of the Company, primarily personnel engaged in property operation, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to the Company and other owners of properties operated by the Company.

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

         For Federal tax purposes, our distributions to our shareholders are treated by the shareholders as ordinary income, capital gains, return of capital or a combination thereof. Ordinary income dividends to our shareholders will not generally be eligible for the lower tax rates that apply to "qualified dividend income."

Insurance
---------

         We believe that our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through our captive insurance programs (described below), and insured portions of these risks through nationally recognized insurance carriers. Our captive insurance programs also insure affiliates of the Company.

         For losses incurred prior to April 1, 2004, our captive insurance activities were conducted through STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company, the Consolidated Entities, and the Unconsolidated Entities. For losses incurred after March 31, 2004, these activities were conducted by an entity wholly owned by the Company, PS Insurance Company Hawaii, Ltd. ("PSIC-H").

         The Company, STOR-Re, PSIC-H and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125 million for property coverage and $102 million for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

Subsequent Event - Agreement to Acquire Shurgard Storage Centers
----------------------------------------------------------------

         We have entered into an agreement to acquire Shurgard Storage Centers, Inc. ("Shurgard"), a publicly-held REIT engaged in the operation, development and acquisition of approximately 646 self-storage facilities located in the United States and Europe. Under the agreement, and based upon our December 31, 2005 balance sheet and Shurgard's September 30, 2005 balance sheet included in its related Form 10-Q, i) we would issue 0.82 shares of our common stock for each share of Shurgard common stock which would increase our common shares outstanding from 128,089,563 to approximately 166,460,200 shares, ii) we would assume Shurgard debt which totals approximately $1.8 billion at September 30, 2005, increasing our debt outstanding (assuming no prepayment) from $150 million to approximately $2.0 billion, and iii) $136 million of Shurgard preferred stock would be redeemed. The transaction is targeted to close by the end of the second quarter of 2006.

         Completion of the transaction is not assured and is subject to risks, including that shareholders of either Public Storage or Shurgard do not approve the transaction or that the other closing conditions are not satisfied. In addition, Shurgard may under limited circumstances terminate the agreement to take a superior proposal. Public Storage and Shurgard are not aware of any significant governmental approvals that are required for consummation of the merger. If any approval or action is required, it is presently contemplated that Public Storage and Shurgard would use their reasonable best efforts to obtain such approval. There can be no assurance that any approvals, if required, will be obtained.

         The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the Merger Agreement, copy of which is filed with our current report on Form 8-K dated March 7, 2006.

ITEM 1A. Risk Factors
         ------------

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Company:

THE  HUGHES  FAMILY  COULD  CONTROL  US  AND  TAKE  ACTIONS   ADVERSE  TO  OTHER
SHAREHOLDERS.

         At March 3, 2006, B. Wagne Hughes Chairman of the Board and members of his family (the "Hughes Family") owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes Family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS MAY PREVENT CHANGES IN CONTROL.

         Restrictions in our organizational documents may further limit changes in control. Unless our Board of Directors waives these limitations, no shareholder may own more than (1) 2.0% of our outstanding shares of our common stock or (2) 9.9% of the outstanding shares of each class or series of our preferred or equity stock. Our organizational documents in effect provide, however, that the Hughes Family may continue to own the shares of our common stock held by them at the time of the 1995 reorganization. In the event the Shurgard transaction is completed, the Hughes Family is permitted to acquire additional Common Stock to maintain their premerger holding percentage. These limitations are designed, to the extent possible, to avoid a concentration of ownership that might jeopardize our ability to qualify as a real estate investment trust or REIT. These limitations, however, also may make a change of control significantly more difficult (if not impossible) even if it would be favorable to the interests of our public shareholders. These provisions will prevent future takeover attempts not approved by our board of directors even if a majority of our public shareholders deem it to be in their best interests because they would receive a premium for their shares over the shares' then market value or for other reasons.

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE FAIL TO QUALIFY AS A REIT.

         You will be subject to the risk that we may not qualify as a REIT. REITs are subject to a range of complex organizational and operational requirements. As a REIT, we must distribute with respect to each year at least 90% of our REIT taxable income to our shareholders. Other restrictions apply to our income and assets. Our REIT status is also dependent upon the ongoing qualification of our affiliate, PS Business Parks, Inc., as a REIT, as a result of our substantial ownership interest in that company.

         For any taxable year that we fail to qualify as a REIT and are unable to avail ourselves of certain savings provisions set forth in the Code, we would be subject to federal income tax at the regular corporate rates on all of our taxable income, whether or not we make any distributions to our shareholders. Those taxes would reduce the amount of cash available for distribution to our shareholders or for reinvestment and would adversely affect our earnings. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon us and our shareholders. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we fail to qualify.

WE MAY PAY SOME TAXES, REDUCING CASH AVAILABLE FOR SHAREHOLDERS.

         Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. Several corporate subsidiaries of the Company have elected to be treated as "taxable REIT subsidiaries" of the Company for Federal income tax purposes since January 1, 2001. A taxable REIT subsidiary is taxable as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount. In addition, if we receive certain payments and the economic arrangements among our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties we will be subject to a 100% penalty tax on those payments. To the extent that the Company or any taxable REIT subsidiary is required to pay Federal, state or local taxes, we will have less cash available for distribution to shareholders.

WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SECURITY SYSTEM RISKS.

         We have become increasingly centralized and dependent upon automated information technology processes. While we have attempted to mitigate this risk through offsite backup procedures and contracted data centers that include, in some cases, redundant operations, we could still be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, an increasing portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations despite our deployment of anti-virus measures. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At December 31, 2005, our debt of $149.6 million was 2.7% of our total assets.

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

         o    natural disasters, such as earthquakes or hurricanes;

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

         o    changes in tax, real estate and zoning laws; and

         o    tenant claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks; areas that other real estate companies may use third-party insurers for. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 16 under "Insurance and Loss Exposure" to our consolidated financial statements at December 31, 2005.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2005. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can provide no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

         Delays in development  and fill-up of our  properties  would reduce our profitability.  Since  January  1,  2001,  we have  opened  53  newly  developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of approximately $547 million. In addition, at December 31, 2005 we had 62 projects in development that are expected to be completed in approximately the next two years. These 62 projects have total estimated costs of approximately $323 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

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

         B. Wayne Hughes, Chairman of the Board, and his family (the "Hughes Family") have ownership interests in, and operate, approximately 44 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them. However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes Family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

         Prior  to  December  31,  2003,  our  personnel  were  engaged  in  the supervision and the operation of these properties and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services in the amount of $542,499 with respect to the Canadian operations and $151,063 for other services during 2003 (in United States dollars). There were conflicts of interest in allocating time of our personnel between Company properties, the Canadian properties, and certain other Hughes Family interests. The sharing of our personnel with the Canadian entities was substantially eliminated by December 31, 2003.

         Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PSIC. During the years ended December 31, 2005, 2004 and 2003, PSIC received $1,052,000, $1,069,000, and $1,017,000, respectively, in reinsurance premiums attributable to the Canadian operations. Since PSIC's right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred an operating loss of $10,058,000 in 2002, and generated operating profits of $2,543,000 in 2003, $684,000 in 2004 and $1,818,000 for 2005. Since 2002, PSPUD closed or consolidated facilities that were deemed not strategic to its business plan, and has 12 facilities open at December 31, 2005.

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

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         We are headquartered in, and approximately one-quarter of our properties are located in, California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

OUR PROPOSED ACQUISITION OF SHURGARD SUBJECTS US TO ADDITIONAL RISKS

         We have entered into an agreement to acquire Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 646 self-storage facilities located in the United States and Europe. Under the agreement, and based upon our December 31, 2005 balance sheet and Shurgard's September 30, 2005 balance sheet included in its related Form 10-Q, i) we would issue 0.82 shares of our common stock for each share of Shurgard common stock which would increase our common shares outstanding from 128,089,563 to approximately 166,460,200 shares, ii) we would assume Shurgard debt which totals approximately $1.8 billion at September 30, 2005, increasing our debt outstanding (assuming no prepayment) from $150 million to approximately $2.0 billion, and iii) $136 million of Shurgard preferred stock would be redeemed. The transaction is targeted to close by the end of the second quarter of 2006.

         Completion of the transaction is not assured and is subject to risks, including that shareholders of either Public Storage or Shurgard do not approve the transaction or that the other closing conditions are not satisfied. In addition, Shurgard may under limited circumstances terminate the agreement to take a superior proposal. Public Storage and Shurgard are not aware of any significant governmental approvals that are required for consummation of the merger. If any approval or action is required, it is presently contemplated that Public Storage and Shurgard would use their reasonable best efforts to obtain such approval. There can be no assurance that any approvals, if required, will be obtained.

         In addition to the general risks related to real estate noted above which may also adversely impact Shurgard's operations, we are also subject to the following risks in connection with our acquisition of Shurgard into our operations, including without limitation the following:

         o difficulties in the integration of operations, technologies and personnel of Shurgard;

         o    inability to realize or delays in realizing expected synergies;

         o    unanticipated operating costs;

         o diversion of our management's attention away from other business concerns;

         o exposure to any undisclosed or unknown potential liabilities of Shurgard;

         o    potential underinsured losses on Shurgard properties; and

         o risk of failure to mitigate any Shurgard material weaknesses in internal control to the extent that it affects our internal controls.

         Shurgard also holds many of its properties through joint ventures, which have additional risks, including risks related to the financial strength, common business goals and strategies and cooperation of the venture partner, as well as the inability to take some actions that may require approval by the venture partner. In addition, Shurgard holds substantially all of its real estate investments in Europe indirectly through partnerships and joint venture arrangements. If we are unable to effectively control these indirect investments, there is a risk that our ownership of the joint ventures could cause us to lose our REIT status.

         We have assumed based on public filings that Shurgard has qualified and will continue to qualify as a REIT and that we would be able to continue to qualify as a REIT following an acquisition. However, if Shurgard has failed or fails to qualify as a REIT, we might succeed to or incur significant tax liabilities and possibly lose our REIT status should disqualifying activities continue after the acquisition.

         Shurgard has a greater level of debt than we do, as well as derivative instruments that we would assume. Shurgard's outstanding borrowings on its lines of credit ($569 million at September 30, 2005) would become payable immediately upon completion of the merger. In addition, there would be additional cash costs related to the merger, cash requirements for the redemption of $136 million of Shurgard's preferred stock on the merger date, and additional possible cash requirements following the merger. Our cash on hand and available borrowing capacity on our line of credit would be insufficient to fund these immediate capital requirements and, accordingly, we may look to obtain a larger line of credit, bridge financing, or issue preferred or common equity. As a result, this transaction may result in an increase in our exposure to interest rate and refinancing risks.

         We would also be acquiring Shurgard's international operations in Europe, which consist principally of facilities that have been completed in the last few years and are in various stages of fill-up. Shurgard's international operations have not been profitable, and there is no assurance they will ultimately be profitable. We have limited experience in international operations, which may adversely impact our ability to operate profitably in Europe. In addition, these operations have specific inherent risks, including without limitation the following:

         o    currency risks, including currency fluctuations;

         o    unexpected changes in legislative and regulatory requirements;

         o    potentially adverse tax burdens;

         o burdens of complying with different permitting standards, labor laws and a wide variety of foreign laws;

         o    obstacles to the repatriation of earnings and cash;

         o    regional, national and local political uncertainty;

         o    economic slowdown and/or downturn in foreign markets;

         o    difficulties  in staffing and managing  international  operations;
              and

         o    reduced protection for intellectual property in some countries.


         In connection with the proposed acquisition of Shurgard's European operations, we will be evaluating various strategic alternatives, including, but not limited to, public or private offerings of securities, one or more possible joint ventures, and possible asset acquisitions and/or sales.

         The foregoing description of the terms and conditions of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006.

ITEM 1B. Unresolved Staff Comments
         -------------------------
         Not applicable.

ITEM 2.  Properties
         ----------

         At December 31, 2005, we had direct and indirect ownership interests in 1,501 storage facilities located in 37 states:

                                               At December 31, 2005
                                  -------------------------------------------
                                   Number of Storage      Net Rentable Square
                                    Facilities (a)        Feet (in thousands)
                                  -------------------    --------------------
California:
     Southern...............               170                    11,059
     Northern...............               142                     7,911
Texas.......................               170                    11,356
Florida.....................               155                     9,622
Illinois....................                99                     6,286
Georgia.....................                71                     4,467
Colorado....................                50                     3,207
New York....................                48                     2,948
New Jersey..................                48                     2,958
Washington..................                42                     2,710
Maryland....................                44                     2,642
Virginia....................                41                     2,569
Missouri....................                38                     2,144
Ohio........................                30                     1,859
Minnesota...................                25                     1,571
Pennsylvania................                21                     1,418
Nevada......................                22                     1,404
Tennessee...................                23                     1,321
North Carolina..............                25                     1,311
Kansas......................                22                     1,310
Massachusetts...............                19                     1,180
Oregon......................                24                     1,122
South Carolina..............                25                     1,083
Wisconsin...................                16                     1,030
Indiana.....................                18                     1,029
Other states (13 states)....               113                     6,110
                                  -------------------    --------------------
     Totals.................             1,501                    91,627
                                  ===================    ====================

(a) Includes 1,463 self-storage facilities owned by the Company and entities consolidated with the Company. The remaining 38 facilities are self-storage facilities owned by entities in which the Company has an interest; however, the Company does not have a controlling interest in such entities. See
     Schedule III: Real Estate and Accumulated Depreciation in the Company's 2005 financials, for a complete list of properties consolidated by the Company.

         Our facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of rents charged to our tenants. For the year ended December 31, 2005, the weighted average occupancy level and the average total rental income per rentable square foot for our self-storage facilities were approximately 90% and $11.01, respectively. Included in the 1,501 storage facilities are 70 newly developed facilities opened since January 1, 2001.

         At December 31, 2005, 34 of our facilities were encumbered by an aggregate of $91.6 million in mortgage notes payable.

         We have no specific policy as to the maximum size of any one particular self-storage facility. However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

         DESCRIPTION OF SELF-STORAGE FACILITIES: Self-storage facilities, which comprise the majority of our investments, are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facility space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property, the size of the storage space and length of stay. All of our self-storage facilities are operated under the "Public Storage" brand name.

         Users of space in self-storage facilities include individuals and businesses. Individuals usually obtain this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

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

         Competition from other self-storage facilities as well as other forms of storage in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates, and operating expenses of many of our properties.

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

         COMMERCIAL PROPERTIES: In addition to our interests in 1,501 self-storage facilities, we have an interest in PSB, which, as of December 31, 2005, owns and operates approximately 17.6 million net rentable square feet in eight states. At December 31, 2005, our investment in PSB represents 5.2% of our total assets based upon book value of $288.7 million. The market value of our investment in PSB at December 31, 2005 of approximately $626.0 million represents 11.3% of the book value of our total assets at December 31, 2005 of approximately $5.6 billion. We also directly own four commercial properties with 293,000 net rentable square feet, have 1,003,000 net rentable square feet of commercial space that is located at certain of the self-storage facilities, and own three industrial facilities with an aggregate of 244,000 net rentable square feet that are being used by the continuing containerized storage operations and 544,000 net rentable square feet of industrial space developed for containerized storage facilities.

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

         ENVIRONMENTAL MATTERS: Our policy is to accrue environmental assessments and estimated remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

ITEM 3.  Legal Proceedings
         -----------------

Serrao v. Public  Storage,  Inc.  (filed  April 2003)  (Superior  Court - Orange
--------------------------------------------------------------------------------
County)
-------

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

         Based upon the uncertainty inherent in any putative class action, we cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted our motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, we filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. We are vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

Gustavson, et al v. Public Storage, Inc. (filed June 2003) (Superior Court - Los
--------------------------------------------------------------------------------
Angeles County);  Potter,  et al v. Hughes,  et al (filed December 2004) (United
--------------------------------------------------------------------------------
States District Court - Central District of California)
-------------------------------------------------------

         As previously reported, in November 2002, a shareholder of the Company made a demand on the Board of Directors that challenged the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and related matters. PSIC was previously owned by the Hughes Family.

         In June 2003, the Hughes Family filed a complaint (Gustavson, et al v. Public Storage, Inc.) for declaratory relief asking the court to find that the acquisition of PSIC and related matters were fair to the Company. The Company filed an answer to the Hughes Family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes Family in respect of PSIC. By order of the Superior Court, the matter was tried before Justice Malcolm Lucas, a former chief justice of the California Supreme Court. In October 2005, Judge Lucas rendered his decision, ruling against the Company by finding that the PSIC transaction was just and reasonable as to the Company and holding that the Hughes Family was not required to make any payment to the Company. The Superior Court has formally entered judgment accordingly and this lawsuit has been concluded.

         At the end of December 2004, the same shareholder referred to above and a second shareholder filed a shareholder's derivative complaint (Potter, et al v. Hughes, et al) naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in the Potter complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In June 2005, the court granted the defendants' motion to dismiss the Potter complaint with leave to amend the complaint. In July 2005, the plaintiffs filed an amended complaint, and the defendants filed a motion to dismiss the amended complaint. The matter is currently under submission. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

Brinkley et al v. Public Storage,  Inc.  (filed April,  2005) (Superior court of
--------------------------------------------------------------------------------
California - Los Angeles County)
--------------------------------

         The Brinkley plaintiffs are suing the Company on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. We are vigorously contesting the claims and intend to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. We do not believe that this matter will have any material adverse effect on the results of operations of the Company.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         We did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II
                                     -------

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a.   Market Price of the Registrant's Common Equity:

         Our Common Stock (NYSE and PCX: PSA) has been listed on the New York Stock Exchange since October 19, 1984 and on the Pacific Exchange since December 26, 1996. Our Depositary Shares each representing 1/1,000 of a share of Equity Stock, Series A (NYSE:PSAA) (see section c. below) have been listed on the New York Stock Exchange since February 14, 2000.

         The following table sets forth the high and low sales prices of Common Stock on the New York Stock Exchange composite tapes for the applicable periods.
                                                             Range
                                                --------------------------------
         Year                 Quarter               High                  Low
       -------               ---------          -------------       ------------
         2004                   1st              $  50.000            $  43.470
                                2nd                 49.800               39.500
                                3rd                 52.670               45.240
                                4th                 57.640               49.600

         2005                   1st                 59.490               51.700
                                2nd                 64.500               55.300
                                3rd                 70.450               59.700
                                4th                 72.020               61.360

         The following table sets forth the high and low sales prices of Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                                --------------------------------
         Year                 Quarter               High                  Low
       -------               ---------          -------------       ------------
         2004                    1st             $  31.500            $  29.220
                                 2nd                30.500               26.010
                                 3rd                28.480               26.130
                                 4th                29.500               27.860

         2005                    1st                29.950               27.800
                                 2nd                29.000               27.540
                                 3rd                28.900               27.610
                                 4th                28.650               27.380

         As of March 1, 2006, there were approximately 18,942 holders of record of Common Stock and approximately 11,311 holders of Depositary Shares Each Representing 1/1,000 of a share of Equity Stock, Series A.

b.   Dividends

         We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions on Common Stock for 2005 amounted to $244.2 million or $1.90 per share of Common Stock.

         Holders of Common Stock are entitled to receive distributions when and if declared by our Board of Directors out of any funds legally available for that purpose. In order to maintain our REIT status for federal income tax purposes, we are generally required to pay dividends at least equal to 90% of our real estate investment trust taxable income for the taxable year (for this purpose, certain dividends paid in the subsequent year may be taken into account). We intend to pay distributions sufficient to permit us to maintain our REIT status.


         For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2005, the dividends paid to the common shareholders ($1.90 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were classified as follows:

                                1st Quarter        2nd Quarter      3rd Quarter      4th Quarter
                               -------------      -------------     ------------     -------------
Ordinary Income..........        98.5488%          99.3947%          99.9589%           100.0000%
Long-term Capital Gain...        1.4512%           0.6053%           0.0411%            0.0000%
                               -------------      -------------     ------------     -------------
Total....................        100.0000%         100.0000%         100.0000%          100.0000%
                               =============      =============     ============     =============

         A percentage of the long-term capital gain is unrecaptured Section 1250 gain as follows:

                                  1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
                               -------------      -------------     ------------     -------------
Unrecaptured ss.1250 Gain..        7.3110%           0.0000%           8.0542%            0.0000%
                               =============      =============     ============     =============

         For the corporate shareholders a portion of the long-term capital gain is required to be recaptured as ordinary income. For each quarter of 2005 the percentage is as follows:

                                  1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
                               -------------      -------------     ------------     -------------
IRC ss.291 Recapture.......        1.4621%           0.0000%           1.6121%            0.0000%
                               =============      =============     ============     =============

         For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2004, the dividends paid to the common shareholders ($1.80 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were classified as follows:


                                  1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
                               -------------      -------------     ------------     -------------
Ordinary Income..........        99.8683%          99.8694%          99.8712%           98.0855%
Long-term Capital Gain...        0.1317%           0.1306%           0.1288%            1.9145%
                               -------------      -------------     ------------     -------------
Total....................        100.0000%         100.0000%         100.0000%          100.0000%
                               =============      =============     ============     =============

         A percentage of the long-term capital gain is unrecaptured Section 1250 gain for each quarter of 2004 as follows:


                                  1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
                               -------------      -------------     ------------     -------------
Unrecaptured ss.1250 Gain..        34.8559%          34.8559%          34.8559%           43.7003%
                               =============      =============     ============     =============

         For the corporate shareholders a portion of the long-term capital gain is required to be recaptured as ordinary income. For each quarter of 2004 the percentage is as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter     4th Quarter
                               -------------      -------------     ------------     -------------
IRC ss.291 Recapture.......        6.9709%           6.9709%           6.9709%            8.7400%
                               =============      =============     ============     =============

         The Jobs and Growth Tax Relief Reconciliation Act of 2003 introduced a new rule that reduces the tax rate for "qualified dividend income." Generally, qualified dividend income is dividend income received from a corporation that has been taxed on the dividends distributed to its shareholders. Public Storage, Inc, as a REIT, is generally not taxed on dividends it distributes annually to its shareholders, and therefore the dividends shareholders receive are not qualified dividend income subject to the lower rates.

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

         In April 2001, we completed a public offering of 2,210,500 depositary shares each representing 1/1,000 of a share of Equity Stock, Series A, ("Equity Stock A") raising net proceeds of approximately $51,836,000. In May 2001, we completed a direct placement of 830,000 depositary shares, raising net proceeds of approximately $20,294,000. In November 2001, we completed a direct placement of 100,000 depositary shares, raising net proceeds of approximately $2,690,000. In January 2000, we issued 4,300,555 depositary shares (2,200,555 shares as part of a special distribution declared on November 15, 1999 and 2,100,000 shares in a separate public offering). In addition, in the second quarter of 2000, we issued 52,547 depositary shares to a related party in connection with the acquisition of real estate facilities. In December 2000, we issued 1,282,500 depositary shares in a public offering. All of the issuances of the depositary shares described in this paragraph were registered under the Securities Act at the time of issuance.

         At December 31, 2005, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock A. The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or b) $2.45 per annum. Except in order to preserve the Company's Federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each depositary share will be convertible into 0.956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

         In November 1999, we sold $100,000,000 (4,289,544 shares) of Equity Stock, Series AAA ("Equity Stock AAA") to a newly formed joint venture. The Equity Stock AAA ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to general preference rights, and has liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions if no distributions are paid to common shareholders.

ITEM 6.  Selected Financial Data
         -----------------------

                                                                          For the year ended December 31,
                                                    ---------------------------------------------------------------------------
                                                       2005 (1)       2004 (1)        2003 (1)        2002 (1)       2001 (1)
                                                    -------------   ------------    -----------      -----------    -----------
                                                                   (Amounts in thousands, except per share data)
Revenues:
  Rental income and ancillary operations........     $1,044,514        $953,910       $891,419        $846,379        $787,655
  Interest and other income.....................         16,447           5,391          2,537           5,210           8,640
                                                    -------------   ------------    -----------      -----------    -----------
                                                      1,060,961         959,301        893,956         851,589         796,295
                                                    -------------   ------------    -----------      -----------    -----------
Expenses:
  Cost of operations (excluding depreciation)...        378,631         362,269        341,182         309,819         279,564
  Depreciation and amortization.................        196,397         183,063        184,063         175,726         163,922
  General and administrative....................         21,115          18,813         17,127          15,619          21,038
  Interest expense..............................          8,216             760          1,121           3,809           3,227
                                                    -------------   ------------    -----------      -----------    -----------
                                                        604,359         564,905        543,493         504,973         467,751
                                                    -------------   ------------    -----------      -----------    -----------
Income from continuing operations before equity
  in earnings of real estate entities, gain
  (loss) on disposition of real estate
  investments and casualty loss and minority
  interest in income............................        456,602         394,396        350,463         346,616         328,544
Equity in earnings of real estate entities......         24,883          22,564         24,966          29,888          38,542
Gain(loss) on disposition of real estate
  investments and casualty loss.................          1,182              67          1,007          (2,541)          4,091
Minority interest in income (3).................        (32,651)        (49,913)       (43,703)        (44,087)        (46,015)
                                                    -------------   ------------    -----------      -----------    -----------
Income from continuing operations...............        450,016         367,114        332,733         329,876         325,162

Discontinued operations (2).....................          6,377            (901)         3,920         (11,138)           (954)
                                                    -------------   ------------    -----------      -----------    -----------
Net income......................................       $456,393        $366,213       $336,653        $318,738        $324,208
                                                    =============   ============    ===========      ===========    ===========
-----------------------------------------------------------------------------------------------------------------------------------
Per Common Share:
-----------------
Distributions...................................          $1.90           $1.80          $1.80           $1.80           $1.69

Net income - Basic..............................          $1.98           $1.39          $1.29           $1.15           $1.41
Net income - Diluted............................          $1.97           $1.38          $1.28           $1.14           $1.39

Weighted average common shares - Basic..........        128,159         127,836        125,181         123,005         122,310
Weighted average common shares - Diluted........        128,819         128,681        126,517         124,571         123,577
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
-------------------
Total assets....................................     $5,552,486      $5,204,790     $4,968,069      $4,843,662      $4,625,879
Total debt......................................       $149,647        $145,614        $76,030        $115,867        $168,552
Minority interest (other partnership interests).        $28,970        $118,903       $141,137        $154,499        $169,601
Minority interest (preferred partnership
interests)......................................       $225,000        $310,000       $285,000        $285,000        $285,000
Shareholders' equity............................     $4,817,009      $4,429,967     $4,219,799      $4,158,969      $3,909,583
-----------------------------------------------------------------------------------------------------------------------------------
Other Data:
-----------
Net cash provided by operating activities.......      $ 692,048       $ 616,664      $ 571,387       $ 591,283        $538,534
Net cash used in investing activities...........      $(443,656)      $(157,638)     $(205,133)      $(325,786)      $(306,058)
Net cash used in financing activities...........      $(121,146)      $(297,604)     $(264,545)      $(211,720)      $(272,596)


(1) During 2005, 2004, 2003, 2002, and 2001, we completed several significant asset acquisitions, business combinations and equity transactions. See Notes 4, 7, 8, 9 and 10 to our consolidated financial statements.
(2) Commencing January 1, 2002, we adopted and modified a business plan that included the closure or consolidation of certain non-strategic containerized storage facilities. We sold two commercial properties - one in 2002, the other in 2004. During 2003 we sold five self-storage facilities. The historical operations of these facilities are classified as discontinued operations, with the rental income, cost of operations, depreciation expense and gain or loss on disposition of these facilities for current and prior periods included in the line-item "Discontinued Operations" on the consolidated income statement.
(3) During 2004, holders of $200,000,000 of our Series N preferred partnership units agreed to a restructuring which included reducing their distribution rate from 9.5% to 6.4% in exchange for a special distribution of $8,000,000. This special distribution, combined with $2,063,000 in costs incurred at the time the units were originally issued that were charged against income in accordance with the Securities and Exchange Commission's clarification of EITF Topic D-42, are included in minority interest in income.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "should," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance are described in Item 1A, "Risk Factors". These risks include, but are not limited to, the following: changes in general economic conditions and in the markets in which Public Storage operates; the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in Public Storage's ability to evaluate, finance and integrate acquired and developed properties into its existing operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce our profitability; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process, which could adversely affect profitability; economic uncertainty due to the impact of war or terrorism could adversely affect its business plan; and risks related to our agreement to acquire Shurgard Storage Centers, Inc, including risks related to completion of the transaction, risks associated with Shurgard's level of debt, Shurgard's investment in European operations that have not yet generated profits, and risks associated with the integration of Shurgard's operations. We disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

         OVERVIEW

         The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities as well as the expansion of the containerized storage business by competitors. We believe that the increase in competition has had a negative impact on our occupancy levels and rental rates in many markets. However, we believe that we possess several distinguishing characteristics that enable us to compete effectively with other owners and operators.

         We are the largest owner and operator of self-storage facilities in the United States with direct and indirect ownership interests as of December 31, 2005 in 1,501 self-storage facilities containing approximately 92 million net rentable square feet. All of our facilities are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Located in the major metropolitan markets of 37 states, our self-storage facilities are geographically diverse, giving us national recognition and prominence. This concentration establishes us as one of the dominant providers of self-storage space in most markets in which we operate and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of our competitors. In addition, we believe that the geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

         We will continue to focus our growth strategies on: (i) improving the operating performance of our existing self-storage properties, (ii) acquiring self-storage properties owned and operated by others, (iii) expanding and repackaging our existing self-storage facilities, (iv) developing new self-storage locations, and (v) participating in the growth of PS Business Parks, Inc. ("PSB"). Major elements of these strategies are as follows:

         o We will focus on enhancing the operating performance of our self-storage properties, primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts, as well as management of expense growth. See "Self-Storage Operations - Same Store Facilities" for further discussion. We expect future increases in rental income to come primarily from increases in rental rates, as opposed to improvements in occupancies, although there can be no assurance.

         o We will acquire facilities from third parties. During 2004 and 2005, we acquired interests in 77 self-storage facilities from third parties at an aggregate cost of approximately $514 million. In addition, between January 1, 2006 and March 15, 2006, we acquired three additional self-storage facilities from third parties (total net rentable square feet of 170,000) at an aggregate cost of approximately $20 million and we currently are under contract to purchase seven self-storage facilities (total net rentable square feet of 574,000) at an aggregate cost of approximately $69 million. We believe that our national telephone reservation system and our marketing and promotional activities present an opportunity to increase revenues at these facilities through higher occupancies, as well as cost efficiencies through greater critical mass.

         o    We will  look to  expand  and  further  invest  into our  existing self-storage locations by (i) improving their visual and structural appeal, (ii) expanding our facilities' density, at a per-square foot cost that is favorable compared to a ground-up development, to take advantage of increases in local demand since the facilities were developed, and (iii) converting existing vacant space previously used by our containerized storage operations into traditional self-storage space. During 2003, 2004, and 2005, we have invested a total of approximately $96 million in such expansion, conversion, and repackaging activities. At December 31, 2005, we have a pipeline of 58 such projects to expand or repackage our existing facilities, and to convert substantially all of the remaining vacant space previously used by our containerized storage operations, for an aggregate of approximately $262 million, which will add approximately 3,573,000 net rentable square feet. Completion of these projects is subject to contingencies, including obtaining governmental agency approvals. We continue to evaluate our existing real estate portfolio to identify additional expansion and repackaging opportunities.

         o In 2004 and 2005, our rate of development of new self-storage facilities has declined due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality self-storage sites in urban locations, and more difficult zoning and permitting requirements. We will, however, continue to seek favorable sites and markets for development. During the five years ending December 31, 2005, the Company and the Consolidated Development Joint Venture developed and opened a total of 70 storage facilities with total costs of approximately $547 million. In 2005, we opened six facilities with an aggregate cost of $37 million. At December 31, 2005, we have a development pipeline which includes four self-storage facilities that are expected to cost an aggregate of approximately $61 million, which we expect will open over the next 24 months.

         o Through our investment in PSB, we will continue to participate in the potential growth of this company's investment in approximately
              17.6 million net rentable square feet of commercial space at December 31, 2005.

         The acquisition of interests in facilities that we have an ownership interest in and operate has historically comprised a significant component of our growth. The pool of such available acquisitions has continued to decrease as we have acquired such remaining interests over the years, including $157 million in such acquisitions in 2005. The potential remaining acquisition opportunities principally include the remaining 59% that we do not own in the 36 properties owned by the "Other Investments" in Note 5 to the consolidated financial statements for the year ended December 31, 2005 with a book value of approximately $37 million as well as the "Other partnership interests" in Note 9 to the consolidated financial statements for the year ended December 31, 2005 with a book value of approximately $23 million. Accordingly, we do not expect such acquisitions to comprise a significant component of our growth going forward.

         We have entered into an agreement to acquire Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 646 self-storage facilities located in the United States and Europe. Under the agreement, and based upon our December 31, 2005 balance sheet and Shurgard's September 30, 2005 balance sheet included in its related Form 10-Q, i) we would issue 0.82 shares of our common stock for each share of Shurgard common stock which would increase our common shares outstanding from 128,089,563 to approximately 166,460,200 shares, ii) we would assume Shurgard debt which totals approximately $1.8 billion at September 30, 2005, increasing our debt outstanding (assuming no prepayment) from $150 million to approximately $2.0 billion, and iii) $136 million of Shurgard preferred stock would be redeemed. The transaction is targeted to close by the end of the second quarter of 2006.

         Completion of the transaction is not assured and is subject to risks, including that shareholders of either Public Storage or Shurgard do not approve the transaction or that the other closing conditions are not satisfied. In addition, Shurgard may under limited circumstances terminate the agreement to take a superior proposal. Public Storage and Shurgard are not aware of any significant governmental approvals that are required for consummation of the merger. If any approval or action is required, it is presently contemplated that Public Storage and Shurgard would use their reasonable best efforts to obtain such approval. There can be no assurance that any approvals, if required, will be obtained.

         The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006.

          CRITICAL ACCOUNTING POLICIES

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

         Management believes the following are critical accounting policies whose application has a material impact on the Company's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying Real Estate Investment Trust ("REIT") under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay income tax on the share of our taxable income that is distributed to our shareholders.

         We therefore do not estimate or accrue any federal income tax expense. This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or have failed to qualify as a REIT and applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. There can be no assurance that we would be entitled to any statutory relief.

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate other long-lived assets for impairment. As described in Note 2 to the consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. We identified impairment charges in the years ended December 31, 2003 and 2004, related to our plan to close and consolidate certain containerized storage facilities - see
Note 3 to the consolidated financial statements. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED  LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM  LIABILITIES:
As described in Notes 2 and 16 to the consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts recorded.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 16 to the consolidated financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and certain other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated. Cost of operations, interest expense, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

RESULTS OF OPERATIONS
---------------------

         NET INCOME: Net income for the year ended December 31, 2005 was $456,393,000 compared to $366,213,000 for the same period in 2004, representing an increase of $90,180,000, or 25%. This increase is primarily due to improved net operating income (before depreciation) from our Same Store, newly developed and acquired self-storage facilities, reduced minority interest in income, increased gains on the disposition of real estate assets and higher interest income. These items were partially offset by increases in depreciation associated with acquisition and development activities, general and administrative expense, and interest expense.

         Net income for the year ended December 31, 2004 was $366,213,000 compared to $336,653,000 for the same period in 2003, representing an increase of $29,560,000 or 9%. This increase is primarily due to improved net operating income (before depreciation) from our Same Store self-storage facilities, acquired and newly developed self-storage facilities, combined with a decrease in income allocable to minority interests based upon ongoing distributions as a result of our restructuring of $200 million of our Series N preferred partnership units. These factors are partially offset by an increase in the allocation of income to minority interest of $10,063,000 attributable to the restructuring of preferred partnership interests, increased general and administrative expense attributable primarily to increased stock-based compensation expense and reduced gains from the sale of discontinued real estate facilities.

         ALLOCATIONS OF INCOME AMONG SHAREHOLDERS: In computing the net income allocable to common shareholders for each period, we have deducted from net income (i) distributions paid to the holders of the Equity Stock, Series A totaling $21,443,000 in 2005, and $21,501,000 in each of 2004, and 2003, (ii)
distributions paid to our preferred shareholders totaling $173,017,000 in 2005, $157,925,000 in 2004, and $146,196,000 in 2003, and (iii) amounts allocated to preferred shareholders in connection with preferred stock redemption activities as described below, totaling $7,538,000 in 2005, $8,724,000 in 2004 and $7,120,000 in 2003.

         NET INCOME PER SHARE: Net income was $1.97 per diluted common share for 2005 compared to $1.38 per diluted common share for 2004. This increase was attributable to the factors denoted above with respect to net income offset partially by an increase in income allocated to preferred shareholders, as described above, and an increase in diluted shares outstanding from 128,681,000 in 2004 to 128,819,000 in 2005. The increase in shares outstanding was due primarily to the issuance of shares in connection with the exercise of employee stock options.

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

         As described more fully under "Liquidity and Capital Resources" below, we have approximately $653,750,000 in higher coupon preferred stock that becomes available for redemption during 2006. While there is no assurance that we will be able to raise the necessary capital and at appropriate rates to redeem these securities, if we do redeem these securities, we expect allocations to our preferred shareholders based upon distributions paid to decrease. However, during 2006 there would be an additional allocation to the preferred shareholders of approximately $22 million ($0.17 per common share, based upon weighted average shares during 2005) if these redemptions are completed.

Real Estate Operations
----------------------

         Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing approximately 90% of our revenues generated during 2005. Rental income with respect to our self-storage operations has grown from $862,809,000 in 2004 to $952,284,000 in 2005, representing an increase of $89,475,000, or approximately 10%. The year-over-year improvements in rental income are due to improvements in the performance of those facilities that we owned throughout each of the three years, and the addition of new facilities to our portfolio, either through our acquisition or development activities.

         To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes, the self-storage operating results.


Self - storage operations summary:                         Year Ended December 31,                Year Ended December 31,
----------------------------------                 -------------------------------------  ---------------------------------------
                                                                               Percentage                             Percentage
                                                       2005          2004        Change       2004          2003        Change
                                                   ------------ -------------  ----------  -----------  -----------   ----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
------------------
   Same Store Facilities (b)...................     $   811,040  $   773,185       4.9%    $   773,185  $   734,837       5.2%
   Acquired Facilities (c).....................          39,691        4,705     743.6%          4,705            -          -
   Expansion Facilities (d)....................          44,280       41,695       6.2%         41,695       37,557      11.0%
   Developed Facilities (e)....................          57,273       43,224      32.5%         43,224       25,527      69.3%
                                                   ------------ -------------  ----------  -----------  -----------   ----------
     Total rental income.......................         952,284      862,809      10.4%        862,809      797,921       8.1%
                                                   ------------ -------------  ----------  -----------  -----------   ----------
Cost of operations (excluding depreciation)(f):
------------------------------------------------
   Same Store Facilities.......................         267,969      266,544       0.5%        266,544      254,790       4.6%
   Acquired Facilities.........................          16,780        1,606     944.8%          1,606            -          -
   Expansion Facilities........................          15,332       14,430       6.3%         14,430       12,660      14.0%
   Developed Facilities........................          20,838       18,100      15.1%         18,100       13,272      36.4%
                                                   ------------ -------------  ----------  -----------  -----------   ----------
   Total cost of operations....................         320,919      300,680       6.7%        300,680      280,722       7.1%
                                                   ------------ -------------  ----------  -----------  -----------   ----------
Net operating income before depreciation (g):
---------------------------------------------
   Same Store Facilities.......................         543,071      506,641       7.2%        506,641      480,047       5.5%
   Acquired Facilities.........................          22,911        3,099     639.3%          3,099            -          -
   Expansion Facilities........................          28,948       27,265       6.2%         27,265       24,897       9.5%
   Developed Facilities........................          36,435       25,124      45.0%         25,124       12,255     105.0%
                                                   ------------ -------------  ----------  -----------  -----------   ----------
   Total net operating income before depreciation       631,365      562,129      12.3%        562,129      517,199       8.7%
 Depreciation..................................        (191,267)    (176,403)      8.4%       (176,403)    (176,847)     (0.3)%
                                                   ------------ -------------  ----------  -----------  -----------   ----------
   Net operating income........................     $   440,098  $   385,726      14.1%    $   385,726  $   340,352      13.3%
                                                   ============ ============== ==========  ============ ============  ==========

Number of self-storage facilities (at end of
period)........................................           1,463        1,425       2.7%          1,425        1,373       3.8%
Net rentable square feet (in thousands, at end of
   period)(h): ................................          89,321       85,447       4.5%         85,447       81,121       5.3%


(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income excludes retail sales, truck rental income and tenant reinsurance revenues generated at these facilities. Such ancillary revenues are reflected as a component of "Ancillary Operations" on our consolidated statements of income.

(b) The Same Store Facilities include 1,260 facilities containing 73,311,000 net rentable square feet that have been owned prior to January 1, 2003, and operated at a mature, stabilized occupancy level since January 1, 2003.

(c) The Acquired Facilities include 77 facilities containing 5,511,000 net rentable square feet that were acquired after January 1, 2003.

(d) The Expansion Facilities include 56 facilities containing 4,944,000 net rentable square feet of self-storage space; these facilities were owned since January 1, 2003, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet (described below).

(e) The Developed Facilities include 70 facilities containing 5,555,000 net rentable square feet of self-storage space. These facilities were developed and opened since January 1, 2001 at a total cost of $546.6 million.

(f) Cost of operations includes all costs, both direct and indirect costs, incurred in the operating activities of the facilities. Cost of operations excludes, costs associated with retail sales, truck rentals, and tenant reinsurance activities; such costs are reflected under "Ancillary Operations" on our income statement. Cost of operations before depreciation is included herein because we believe it provides an important measure for evaluating our ongoing operations.

(g) Net operating income before depreciation is included herein because we believe it provides an important measure for evaluating our ongoing operations.

(h) Square footages do not include 544,000 net rentable square feet of industrial space initially developed for containerized storage activities. This space is being converted into 553,000 net rentable square feet of self-storage space; see "Development Pipeline Summary" below.

         SELF-STORAGE OPERATIONS - SAME STORE FACILITIES

         At December 31, 2005, we owned 1,260 self-storage facilities that we have operated at a stabilized level of operations throughout the three-year period. These Same Store Facilities contain approximately 73.3 million net rentable square feet, representing approximately 82% of the aggregate net rentable square feet of our consolidated self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities." The following table sets forth additional operating data with respect to the Same Store Facilities of facilities:

SAME STORE FACILITIES
---------------------

                                                           Year Ended December 31,                Year Ended December 31,
                                                    -------------------------------------  --------------------------------------
                                                                              Percentage                              Percentage
                                                       2005         2004        Change        2004          2003        Change
                                                    -----------  ------------ ----------- ------------- ------------  -----------
                                                            (Dollar amounts in thousands, except rents per square foot)

Rental income..................................     $   775,012   $  740,619       4.6%    $   740,619  $   705,785        4.9%
Late charges and administrative fees collected.          36,028       32,566      10.6%         32,566       29,052       12.1%
                                                    -----------  ------------ ----------- ------------- ------------  -----------
   Total rental income.........................         811,040      773,185       4.9%        773,185      734,837        5.2%
                                                    -----------  ------------ ----------- ------------- ------------  -----------
Cost of operations (excluding depreciation) (a):
     Payroll expense...........................          81,981       83,434      (1.7)%        83,434       79,252        5.3%
     Property taxes............................          73,547       71,393       3.0%         71,393       70,229        1.7%
     Repairs and maintenance...................          25,840       25,821       0.1%         25,821       24,091        7.2%
     Advertising and promotion.................          23,518       22,022       6.8%         22,022       21,136        4.2%
     Utilities.................................          16,972       15,798       7.4%         15,798       14,938        5.8%
     Property insurance........................           8,067        8,960     (10.0)%         8,960        8,850        1.2%
     Telephone reservation center..............           7,884       10,599     (25.6)%        10,599       10,833       (2.2)%
     Other cost of management..................          30,160       28,517       5.8%         28,517       25,461       12.0%
                                                    -----------  ------------ ----------- ------------- ------------  -----------
   Total cost of operations....................         267,969      266,544       0.5%        266,544      254,790        4.6%
                                                    -----------  ------------ ----------- ------------- ------------  -----------
Net operating income before depreciation (a)...         543,071      506,641       7.2%        506,641      480,047        5.5%
Depreciation...................................        (154,653)    (151,966)      1.8%       (151,966)    (157,653)      (3.6)%
                                                    -----------  ------------ ----------- ------------- ------------  -----------
 Net operating income..........................     $   388,418  $   354,675       9.5%    $   354,675  $   322,394       10.0%
                                                    ============ ============ =========== ============= ============  ===========

Gross margin (before depreciation).............          67.0%        65.5%        2.3%         65.5%        65.3%         0.3%

Weighted average for the fiscal year:
   Square foot occupancy (b)...................          91.0%        91.0%        0.0%         91.0%        89.2%         2.0%
   Realized annual rent per occupied square
   foot (c)....................................         $11.62       $11.10        4.7%        $11.10       $10.79         2.9%
   REVPAF (d)..................................         $10.57       $10.10        4.7%        $10.10        $9.63         4.9%

 Weighted average at December 31:
   Square foot occupancy.......................           89.8%        90.1%       (0.3)%       90.1%        89.7%         0.4%
   In place annual rent per occupied square
   foot (e)....................................          $12.84       $12.21       5.2%        $12.21       $11.80         3.5%

Total net rentable square feet (in thousands)..          73,311       73,311                   73,311       73,311


(a) Cost of operations before depreciation and net operating income before depreciation are included herein because we believe they provide important measures for evaluating our ongoing operations.

(b) Square foot occupancies represent weighted average occupancy levels over the entire fiscal year.

(c) Realized annual rent per occupied square foot is computed by dividing Rental income, net of discounts by the weighted average occupied square footage for the year. Realized rents per square foot take into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(d) Annualized revenue per available square foot ("REVPAF") represents Rental income, net of discounts divided by total net rentable square feet.

(e) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

         Rental income increased approximately 4.6% in 2005 as compared to 2004. This increase was primarily attributable to higher average realized annual rental rates per occupied square foot, which were 4.7% higher in 2005 as compared to 2004. Our occupancy levels remained flat on a year-over-year basis at approximately 91.0% for each period.

         Rental income increased by 4.9% in 2004 as compared to 2003. This increase was primarily attributable to a 2.9% increase in realized annual rent per occupied square foot combined with a 2.0% increase in weighted average square foot occupancy in 2004 as compared to 2003.

         Throughout 2005, 2004 and 2003, we continued advertising through the use of television commercials and we offered various promotional discounts in order to improve both our occupancy levels and rental rates. We believe that continued growth in rental income for these Same Store Facilities will come primarily from continued increases in rental rates charged to our tenants as opposed to improvements in occupancy levels. We experience seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months. We believe that these fluctuations result in part from increased moving activity during the summer.

         Our primary goal is to continue to grow rental income in a consistent and sustainable manner. Growth in rental income will depend upon various factors, including our ability to (i) maintain high occupancy levels, (ii) increase rental rates charged to both new and existing customers, and (iii) reduce the amount of promotional discounts to attract new tenants. In this regard, we are continuously evaluating call volume, reservation activity and move-in/move-out rates relative to our marketing activities and rental rates. When warranted we will adjust our pricing, promotional discounts, and media strategies to accommodate changing conditions in each market in which we operate.

         We believe that our Same Store Facilities are well positioned for continued rental income growth going into 2006. At December 31, 2005, our existing tenants were paying rental rates that were 5.2% higher than one year earlier. This improvement, however, was partially offset by a slight reduction in occupancy of 0.3%.

         There can be no assurance that we will achieve our goal of sustainable growth in our rental income, while sustaining our occupancy levels.

         Cost of operations (excluding depreciation) increased by 0.5% in 2005 as compared to 2004. This increase was modest relative to increases we have experienced over the last several years, due to reductions in telephone reservation center costs and payroll expense described below. In 2005, depreciation expense increased 1.8%, due primarily to the impact of additional capital expenditures. Cost of operations increased by 4.6% in 2004 as compared to 2003. This increase was attributable primarily to an increase in direct property payroll due to higher incentives and other compensation to property operating and management personnel, as well as an increase in other cost of management due primarily to increased recruiting and training expenses and information technology costs. In 2004, depreciation expense declined 3.6%, due to assets becoming fully depreciated relative to new capital expenditures.

         The underlying compensation to our personnel has increased in 2003, 2004 and 2005, as our field organization has focused upon improving customer service and productivity. However, over the last few years we have bolstered our safety programs and improved our workers compensation claims management skills. These efforts are having a positive impact on reducing workers compensation claims, and have reduced the level of liability for future claims during 2005. This resulted in a significant reduction in workers compensation expense in 2005, resulting in a decrease in overall payroll expense in 2005. While we believe that there will be additional workers compensation expense reductions to be achieved in 2006, principally through reductions in the ongoing level of claims incurred, the level of reduction will be lower than that achieved in 2005.

         Advertising and promotion is comprised principally of media (television and radio), yellow page, and internet advertising. We experienced an increase of 4.2% in 2004 and 6.8% in 2005 in advertising and promotion expense. Yellow page advertising has stayed relatively stable in each of the periods. Our internet advertising expenditures, though still a relatively small portion of our overall expenditures, have grown from virtually none in 2003 to $701,000 in 2004 and $1,977,000 in 2005. Media advertising, principally television, has increased from $9,118,000 in 2003 to $10,294,000 in 2004 and $10,912,000 in 2005. We
expect that internet advertising will continue to grow as that marketing channel becomes a more important source of new tenants, and that yellow page advertising will remain relatively stable. Future media advertising expenditures are not determinable at this time, and will be driven in part by demand for our self-storage spaces as well as our evaluation of the most effective mix of yellow page, media, and internet advertising.

         Repairs and maintenance has increased throughout 2003, 2004, and 2005, as we have endeavored to improve the curb appeal and "rent ready" condition of our facilities. Repairs and maintenance also includes snow removal costs, which declined in 2004 as compared to 2003, but increased in 2005 as compared to 2004. We expect to see a moderate increase in repairs and maintenance expenditures in 2006.

         Telephone reservation center costs were $10,833,000 in 2003, $10,599,000 in 2004, and $7,884,000 in 2005. These declines have resulted from reduced call volume, as well as improvements in staffing efficiencies that have occurred throughout 2004 and 2005. We believe that the 2005 expense represents the stabilized level of expenditures for our telephone reservation center given the current number of self-storage facilities in our portfolio and the related call volume.

         Property insurance expense was relatively flat in 2004 as compared to 2003; however, it declined 10% in 2005 as compared to 2004. This reduction was due to improved cost controls as well as a somewhat softer insurance market allowing us to get improved premiums on our policies. We expect that property insurance will increase in 2006 as a result of the adverse impact that the recent hurricanes had on the insurance industry.

         Overall, our operating expense growth was more moderate in 2005 than we anticipated. We believe this will change in 2006 and return to a 3% to 5% year-over-year growth, excluding advertising expenditures.

         The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:



                                               For the Quarter Ended
                     -------------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                     ----------------   ---------------   ----------------    ---------------    --------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2005             $   196,373        $   201,522         $  206,857          $  206,288        $   811,040
     2004             $   187,227        $   192,376         $  197,162          $  196,420        $   773,185
     2003             $   175,802        $   181,971         $  189,603          $  187,461        $   734,837

Total cost of operations (excluding depreciation):
     2005             $    69,164        $    66,837         $   66,927          $   65,041        $   267,969
     2004             $    67,448        $    66,135         $   65,616          $   67,345        $   266,544
     2003             $    59,451        $    63,469         $   64,713          $   67,157        $   254,790

Media advertising expense:
     2005             $     3,522        $     2,940         $    2,309          $    2,141        $    10,912
     2004             $     3,290        $     1,956         $    1,988          $    3,060        $    10,294
     2003             $     1,667        $     2,946         $    3,342          $    1,163        $     9,118

REVPAF:
     2005             $    10.25         $    10.51          $   10.77           $    10.75        $     10.57
     2004             $     9.77         $    10.06          $   10.31           $    10.27        $     10.10
     2003             $     9.22         $     9.53          $    9.92           $     9.83        $      9.63

Weighted average realized annual rent per occupied square foot:
     2005             $    11.41         $    11.41          $   11.74           $    11.88        $     11.62
     2004             $    10.90         $    10.99          $   11.22           $    11.31        $     11.10
     2003             $    10.88         $    10.70          $   10.79           $    10.83        $     10.79

Weighted average occupancy levels for the period:
     2005                  89.9%              92.1%               91.7%                90.5%              91.0%
     2004                  89.7%              91.5%               91.9%                90.8%              91.0%
     2003                  84.7%              89.1%               92.0%                90.8%              89.2%


Analysis of Regional Trends
---------------------------

         The  following  table  sets  forth  regional  trends in our Same  Store
Facilities:

                                   Same Store Facilities Operating Trends by Region
---------------------------------------------------------------------------------------------------------------------
                                                Year Ended December 31,                 Year Ended December 31,
                                         -------------------------------------  -------------------------------------
                                            2005         2004         Change        2004         2003        Change
                                         ------------  -----------  ----------  ------------  ------------  --------
                                                  (Dollar amounts in thousands, except rents per square foot)
Rental income:
   Southern California  (126
   facilities)......................      $  133,615   $  125,380      6.6%      $  125,380   $   119,090      5.3%
   Northern California  (131
   facilities)......................         101,428       97,702      3.8%          97,702        94,533      3.4%
   Texas  (150 facilities)..........          72,480       70,775      2.4%          70,775        68,140      3.9%
   Florida  (126 facilities)........          79,714       72,247     10.3%          72,247        67,225      7.5%
   Illinois  (88 facilities)........          59,323       57,549      3.1%          57,549        55,304      4.1%
   Georgia  (58 facilities).........          27,507       25,585      7.5%          25,585        24,356      5.0%
   All other states  (581 facilities)        336,973      323,947      4.0%         323,947       306,189      5.8%
                                         ------------  -----------  ----------  ------------  ------------  --------
Total rental income.................         811,040      773,185      4.9%         773,185       734,837      5.2%

Cost of operations (excluding depreciation expense) (a):
   Southern California..............          29,076       29,605     (1.8)%         29,605        28,085      5.4%
   Northern California..............          26,143       25,580      2.2%          25,580        25,301      1.1%
   Texas............................          31,211       31,232     (0.1)%         31,232        31,079      0.5%
   Florida..........................          26,947       28,149     (4.3)%         28,149        26,310      7.0%
   Illinois.........................          24,288       25,348     (4.2)%         25,348        24,324      4.2%
   Georgia..........................           9,511        9,455      0.6%           9,455         9,017      4.9%
   All other states.................         120,793      117,175      3.1%         117,175       110,674      5.9%
                                         ------------  -----------  ----------  ------------  ------------  --------
Total cost of operations............         267,969      266,544      0.5%         266,544       254,790      4.6%

Net operating income before depreciation (a):
   Southern California..............         104,539       95,775      9.2%          95,775        91,005      5.2%
   Northern California..............          75,285       72,122      4.4%          72,122        69,232      4.2%
   Texas............................          41,269       39,543      4.4%          39,543        37,061      6.7%
   Florida..........................          52,767       44,098     19.7%          44,098        40,915      7.8%
   Illinois.........................          35,035       32,201      8.8%          32,201        30,980      3.9%
   Georgia..........................          17,996       16,130     11.6%          16,130        15,339      5.2%
   All other states.................         216,180      206,772      4.5%         206,772       195,515      5.8%
                                         ------------  -----------  ----------  ------------  ------------  --------
Total net operating income..........      $  543,071   $  506,641      7.2%      $  506,641   $   480,047      5.5%

Weighted average occupancy (b):
   Southern California..............           92.3%        92.1%       0.2%         92.1%         90.7%       1.5%
   Northern California..............           90.5%        89.5%       1.1%         89.5%         88.6%       1.0%
   Texas............................           90.0%        90.1%      (0.1)%        90.1%         89.5%       0.7%
   Florida..........................           93.2%        92.3%       1.0%         92.3%         90.2%       2.3%
   Illinois.........................           89.5%        90.0%      (0.6)%        90.0%         88.1%       2.2%
   Georgia..........................           92.4%        91.5%       1.0%         91.5%         90.1%       1.6%
   All other states.................           90.8%        91.1%      (0.3)%        91.1%         88.6%       2.8%
                                         ------------  -----------  ----------  ------------  ------------  --------
Total weighted average occupancy....           91.0%        91.0%       0.0%         91.0%         89.2%       2.0%

REVPAF (c):
   Southern California..............       $  16.31     $  15.34       6.3%       $  15.34      $  14.62       4.9%
   Northern California..............          13.74        13.27       3.5%          13.27         12.89       2.9%
   Texas............................           7.42         7.26       2.2%           7.26          7.00       3.7%
   Florida..........................          10.59         9.59      10.4%           9.59          8.89       7.9%
   Illinois.........................          10.55        10.30       2.4%          10.30          9.93       3.7%
   Georgia..........................           7.77         7.23       7.5%           7.23          6.90       4.8%
   All other states.................           9.69         9.34       3.7%           9.34          8.86       5.4%
                                         ------------  -----------  ----------  ------------  ------------  --------
Total REVPAF:.......................       $  10.57     $  10.10       4.7%       $  10.10      $   9.63       4.9%



                             Same Store Facilities Operating Trends by Region (Continued)
----------------------------------------------------------------------------------------------------------------------
                                                Year Ended December 31,                 Year Ended December 31,
                                         -------------------------------------  -------------------------------------
                                            2005         2004         Change        2004         2003        Change
                                         ------------  -----------  ----------  ------------  ------------  --------
Realized annual rent per occupied square foot (d):
   Southern California..............       $  17.68     $  16.66       6.1%        $  16.66     $  16.12       3.3%
   Northern California..............          15.18        14.82       2.4%           14.82        14.55       1.9%
   Texas............................           8.25         8.06       2.4%            8.06         7.82       3.1%
   Florida..........................          11.36        10.39       9.3%           10.39         9.86       5.4%
   Illinois.........................          11.79        11.44       3.1%           11.44        11.28       1.4%
   Georgia..........................           8.41         7.91       6.3%            7.91         7.66       3.3%
   All other states.................          10.67        10.25       4.1%           10.25        10.00       2.5%
                                         ------------  -----------  ----------  ------------  ------------  --------
Total realized rent per square foot:...    $  11.62     $  11.10       4.7%        $  11.10     $  10.79       2.9%

In place annual rent per occupied square foot at December 31 (e):
   Southern California..............       $  19.44     $  18.25       6.5%        $  18.25     $  17.73       2.9%
   Northern California..............          16.78        16.05       4.5%           16.05        15.79       1.6%
   Texas............................           9.05         8.72       3.8%            8.72         8.60       1.4%
   Florida..........................          12.66        11.64       8.8%           11.64        11.06       5.2%
   Illinois.........................          12.92        12.55       2.9%           12.55        12.21       2.8%
   Georgia..........................           9.49         8.86       7.1%            8.86         8.47       4.6%
   All other states.................          11.83        11.30       4.7%           11.30        10.87       4.0%
                                         ------------  -----------  ----------  ------------  ------------  --------
Total in place rent per occupied
  square foot:......................       $  12.84     $  12.21       5.2%        $  12.21     $  11.80       3.5%


(a) Cost of operations before depreciation and net operating income before depreciation are included herein because we believe they provide important measures for evaluating our ongoing operations.

(b) Square foot occupancies represent weighted average occupancy levels over the entire fiscal year.

(c) Annualized revenue per available square foot ("REVPAF") represents Rental income, net of discounts divided by total net rentable square feet.

(d) Realized annual rent per occupied square foot is computed by dividing Rental income, net of discounts by the weighted average occupied square footage for the year. Realized rents per square foot take into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(e) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

         The Southern California Market consists principally of the greater Los Angeles area and San Diego, and has historically been a source of strong growth due to its diverse economy and continued population growth. In addition, barriers to entry in the form of difficult permitting requirements tend to reduce the potential for increased competition in the infill locations where we focus our operations.

         The Northern California market consists principally of San Francisco and related peripheral areas. While this area has a vibrant economy and relatively strong population growth, it has been subject to general economic conditions, principally issues associated with the technology sector. In addition, there has been increased competition in the areas that we do business, principally in the peripheral areas near San Francisco, due to new supply. As a result, revenue growth in this area has been average relative to our other markets.

         The Texas market principally includes Dallas, Houston and San Antonio. This market has historically been subject to volatility due to minimal regulatory restraint upon building, which results in cycles of overbuilding and absorption. For the last few years, we have been in a period of increased supply and competition in the areas we operate, and as a result revenue growth has been below expectations.

         The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. These markets have been our strongest in terms of revenue growth in 2005, due in part to increased moving and storage demand resulting from hurricane damage. In addition, over the longer term we believe that this market benefits from continued strong population growth and barriers to entry. Accordingly, we expect this market to continue to perform at the upper end relative to our other markets.

         The Illinois market is composed principally of Chicago. Revenue growth has been weak in Chicago due, we believe, to increased competition from building that is comprised principally of conversions of industrial type facilities into self-storage facilities, as well as weaker population growth.

         Georgia, which includes principally Atlanta, has been benefiting from a reduction in new supply relative to population growth in the last few years and, as a result, revenue growth has been favorable in the last three years. We believe that these conditions should continue and expect Atlanta to be one of our strongest markets in 2006.

         SELF-STORAGE OPERATIONS - ACQUIRED FACILITIES

         During 2004 and 2005, we acquired 77 self-storage facilities containing 5,511,000 net rentable square feet (no facilities were acquired during 2003). The following table summarizes operating data with respect to these facilities.

                               ACQUIRED SELF-STORAGE FACILITIES
-----------------------------------------------------------------------------------------------
                                                               Year Ended December 31,
                                                       ----------------------------------------
                                                            2005       2004         Change
                                                       -----------   ------------ -------------
                                                          (Amounts in thousands, except per
                                                       square foot amounts and facility count)
Rental income:
   Self-storage facilities acquired in 2005......       $  9,285     $        -   $   9,285
   Self-storage facilities acquired in 2004......         30,406          4,705      25,701
                                                       -----------   ------------ -------------
   Total rental income...........................         39,691          4,705      34,986
                                                       -----------   ------------ -------------

Cost of operations (excluding depreciation) (a):
   Self-storage facilities acquired in 2005......          4,148              -       4,148
   Self-storage facilities acquired in 2004......         12,632          1,606      11,026
                                                       -----------   ------------ -------------
   Total cost of operations......................         16,780          1,606      15,174
                                                       -----------   ------------ -------------
Net operating income before depreciation (a):
   Self-storage facilities acquired in 2005......          5,137              -       5,137
   Self-storage facilities acquired in 2004......         17,774          3,099      14,675
                                                       -----------   ------------ -------------
   Total net operating income before depreciation         22,911          3,099      19,812
Depreciation.....................................        (10,061)          (841)     (9,220)
                                                       -----------   ------------ -------------
   Net operating income..........................       $ 12,850     $    2,258   $  10,592
                                                       ===========   ============ =============

Weighted average square foot occupancy during the period:
   Self-storage facilities acquired in 2005......          86.8%             -            -
   Self-storage facilities acquired in 2004......          87.0%          80.4%        8.2%
                                                       -----------   ------------ -------------
                                                           87.0%          80.4%        8.2%
                                                       ===========   ============ =============

Weighted average realized annual rent per occupied square foot for the year (b):
   Self-storage facilities acquired in 2005......          $10.17         -               -
   Self-storage facilities acquired in 2004......           10.80         9.51        13.6%
                                                       -----------   ------------ -------------
                                                           $10.65        $9.51        12.0%
                                                       ===========   ============ =============

In place annual rent per occupied square foot at December 31(c):
   Self-storage facilities acquired in 2005......          $12.00         -               -
   Self-storage facilities acquired in 2004......           12.14        11.47         5.8%
                                                       -----------   ------------ -------------
                                                           $12.08       $11.47         5.3%
                                                       ===========   ============ =============


                         ACQUIRED SELF-STORAGE FACILITIES (Continued)
-----------------------------------------------------------------------------------------------
                                                               Year Ended December 31,
                                                       ----------------------------------------
                                                          2005         2004          Change
                                                       -----------   ------------ -------------
                                                          (Amounts in thousands, except per
                                                       square foot amounts and facility count)
Number of Facilities:
     2005........................................              32             -         32
     2004........................................              45            45          -
                                                       -----------   ------------ -------------
                                                               77            45         32
                                                       ===========   ============ =============
Net rentable square feet at December 31:
   Self-storage facilities acquired in 2005......           2,390             -      2,390
   Self-storage facilities acquired in 2004 (d)..           3,121         3,109         12
                                                       -----------   ------------ -------------
                                                            5,511         3,109      2,402
                                                       ===========   ============ =============

Cumulative acquisition cost at December 31:
Self-storage facilities acquired in 2005.........       $  254,549  $         -  $  254,549
Self-storage facilities acquired in 2004 (d)...            260,801      259,487       1,314
                                                       -----------   ------------ -------------
                                                        $  515,350  $   259,487  $  255,863
                                                       ===========   ============ =============

(a) Cost of operations before depreciation and net operating income before depreciation are included herein because we believe they provide important measures for evaluating our ongoing operations.

(b) Realized annual rent per occupied square foot is computed by dividing rental income, net of discounts by the weighted average occupied square footage for the year. Realized rents per square foot take into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(c) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

(d) During 2005, we expanded one of the 2004 acquisitions, adding 12,000 net rentable square feet at a cost of $1,314,000.

         The 2004 and 2005 acquisitions were acquired at various dates throughout each respective year. Accordingly, rental income, cost of operations, net operating income and weighted average square foot occupancy levels represent the operating results for the partial period that we owned the facilities during the year acquired.

         During 2004, we acquired a total of 45 self-storage facilities for an aggregate cost of approximately $259,487,000. These facilities contain in the aggregate approximately 3,121,000 net rentable square feet and are located principally in the Buffalo, Dallas, Miami, Milwaukee, and Minneapolis metropolitan areas.

         During 2005, we acquired a total of 32 self-storage facilities, principally in single-property transactions, for an aggregate cost of $254,549,000. These facilities contain in the aggregate approximately 2,390,000 net rentable square feet and are located principally in the Atlanta, Chicago, Miami, and New York metropolitan areas.

         We believe our presence in and knowledge of substantially all of the major markets in the United States enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the storage industry. Our 2004 and 2005 acquisitions consist of facilities that have been operating for a number of years as well as newly constructed facilities that were in the process of filling up to stabilized occupancy levels. In either case, we have been able to leverage off of our operating strategies and improve the occupancy levels of the facilities, or with respect to the newly developed facilities we have been able to accelerate the fill-up pace.

         We expect that our 2004 and 2005 acquisitions will continue to provide earnings growth during 2006 as these facilities continue to improve their occupancy levels as well as realized rental rates. In addition, during 2006 we expect to continue to acquire additional self-storage facilities. Between January 1, 2006 and March 15, 2006, we acquired three self-storage facilities from third parties with total net rentable square feet of 170,000, at an aggregate cost of approximately $20.0 million, comprised of cash totaling $15.4 million and the assumption of debt totaling $4.6 million. At March 15, 2006, we are under contract to purchase seven self-storage facilities (total approximate net rentable square feet of 574,000) at an aggregate cost of approximately $69.4 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

SELF-STORAGE OPERATIONS - EXPANSION FACILITIES

         Our expansion facilities consist of 48 self-storage facilities that we have owned for a number of years and have recently expanded the amount of square footage available for rent combined with eight self-storage facilities located in New Orleans that were heavily impacted by Hurricane Katrina during 2005. The 48 self-storage facilities are generally older facilities that are located in prime locations where we have added additional space by either constructing new buildings on available land at the existing site or by demolishing existing single story buildings and rebuilding multi-story buildings in their place.

         The operating results of these 48 expansion facilities and the eight facilities located in New Orleans are not comparable on a year over year basis. The operating results for these facilities are presented in the table below.


                        EXPANSION SELF-STORAGE FACILITIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Year ended December 31,                   Year ended December 31,
                                                   ----------------------------------------   -------------------------------------
                                                       2005          2004         Change         2004           2003        Change
                                                   ------------   -----------  -------------   ----------    ----------   ---------
                                                                (Amounts in thousands, except per square foot amounts)
Rental income:
   New Orleans facilities ...................       $    4,778      $  5,821    $   (1,043)     $  5,821     $    5,386   $     435
   Other expansion facilities................           39,502        35,874         3,628        35,874         32,171       3,703
                                                   ------------   -----------  -------------   ----------    ----------   ---------
     Total rental income.....................           44,280        41,695         2,585        41,695         37,557       4,138
                                                   ------------   -----------  -------------   ----------    ----------   ---------
Cost of operations (excluding depreciation) (a):
   New Orleans facilities....................            1,773         1,808           (35)        1,808          1,657         151
   Other expansion facilities................           13,559        12,622           937        12,622         11,003       1,619
                                                   ------------   -----------  -------------   ----------    ----------   ---------
     Total cost of operations................           15,332        14,430           902        14,430         12,660       1,770
                                                   ------------   -----------  -------------   ----------    ----------   ---------
Net operating income before depreciation (a):
   New Orleans facilities....................            3,005         4,013        (1,008)        4,013          3,729         284
   Other expansion facilities................           25,943        23,252         2,691        23,252         21,168       2,084
                                                   ------------   -----------  -------------   ----------    ----------   ---------
   Total net operating income before depreciation       28,948        27,265         1,683        27,265         24,897       2,368
 Depreciation................................          (11,187)       (9,579)       (1,608)       (9,579)        (8,669)      (910)
                                                   ------------   -----------  -------------   ----------    ----------   ---------
   Net operating income......................       $   17,761      $ 17,686    $       75      $ 17,686     $   16,228   $   1,458
                                                   ============   ===========  =============   ==========    ==========   =========
Weighted average square foot occupancy during the
   period:
   New Orleans facilities (b)................            90.7%         90.9%         (0.2)%        90.9%          89.0%        2.1%
   Other expansion facilities................            83.8%         84.5%         (0.8)%        84.5%          81.9%        3.2%
                                                   ------------   -----------  -------------   ----------    ----------   ---------
                                                         84.5%         85.3%         (0.9)%        85.3%          82.9%        2.9%
                                                   ------------   -----------  -------------   ----------    ----------   ---------
Weighted average realized rent per occupied square
   foot during the period (c):
   New Orleans facilities (b) ...............           $10.97        $11.65         (5.8)%       $11.65         $11.02        5.7%
   Other expansion facilities................            11.69         11.55          1.2%         11.55          11.82      (2.3)%
                                                   ------------   -----------  -------------   ----------    ----------   ---------
                                                        $11.61        $11.56          0.4%        $11.56         $11.71      (1.3)%
                                                   ------------   -----------  -------------   ----------    ----------   ---------
In place annual rent per occupied square foot at
   December 31 (d):
   New Orleans facilities (b) ...............           $13.25        $12.86          3.0%        $12.86         $12.29        4.6%
   Other expansion facilities................            13.17         12.59          4.6%         12.59          12.80      (1.6)%
                                                   ------------   -----------  -------------   ----------    ----------   ---------
                                                        $13.17        $12.62          4.4%        $12.62         $12.72      (0.8)%
                                                   ------------   -----------  -------------   ----------    ----------   ---------
Net rentable square feet (in thousands, at end
of period): (e)
   New Orleans facilities....................              524          524             -            524            524           -
   Other expansion facilities................            4,420        3,699           721          3,699          3,383         316
                                                   ------------   -----------  -------------   ----------    ----------   ---------
                                                         4,944        4,223           721          4,223          3,907         316
                                                   ============   ===========  =============   ==========    ==========   =========

(a) Cost of operations before depreciation and net operating income before depreciation are included herein because we believe they provide important measures for evaluating our ongoing operations.

(b) Occupied and available square footage excludes the impact of units taken offline due to hurricane damage, where such amounts are factored in to the computations of weighted average square foot occupancy, weighted average realized rent per occupied square foot, and in place annual rent per occupied square foot.

(c) Realized annual rent per occupied square foot is computed by dividing Rental income, net of discounts by the weighted average occupied square footage for the year. Realized rents per square foot take into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(d) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.

(e) Square footage excludes 371,000 net rentable containerized storage space initially developed for the containerized storage business at December 31, 2005, but includes square footage taken offline due to hurricane damage.

         All of the New Orleans facilities were closed for operations for several weeks following the hurricane; however, all but three of these facilities have since reopened. The five that are operating are not operating at full capacity, as many units are unavailable for lease due to damage. Two of the three facilities that remain closed will not be able to reopen at all without substantial restoration and repair work.

         For the years ended December 31, 2005, 2004 and 2003, net operating income (before depreciation) for these eight facilities was $3,005,000, $4,013,000 and $3,729,000, respectively. With respect to the two facilities that have been significantly damaged and should remain inoperable for the foreseeable future, net operating income (before depreciation) for the years ended December 31, 2005, 2004 and 2003, was $503,000, $954,000 and $840,000, respectively.

         Notwithstanding that five of our facilities in New Orleans are currently operating, we believe that the indirect economic effects of the hurricane on the city may have a negative impact on our facilities' operating results, and these effects are expected to continue for an indeterminate time period.

         We expect that the Expansion Facilities, other than the New Orleans facilities, will continue to provide growth to our earnings into 2005 as we continue to rent the newly added vacant space. The weighted average occupancy level of these facilities was 83.8%, 84.5%, and 81.9% for each of the three years ended December 31, 2005, 2004 and 2003 respectively.

         We expect that we will continue to repackage additional facilities during 2006. At December 31, 2005, we have seven projects with an aggregate cost of $21.7 million to convert the containerized storage space into self-storage space, and 51 other expansion and repackaging projects to enhance the visual appeal of our facilities or increase their net rentable space at an aggregate cost of $240.3 million. These activities will increase our self-storage space by an aggregate of 3,573,000 net rentable square feet and will result in short-term dilution to earnings. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual and structural appeal, provide an important means to improve the Company's earnings. Further, the construction cost for these expansions is generally lower on a per-square foot basis than the development of a new facility, resulting in a higher yield potential. There can be no assurance about the future level of such expansion and enhancement opportunities, and these projects are subject to contingencies.

SELF-STORAGE OPERATIONS - DEVELOPED FACILITIES

         We have 53 newly developed self-storage facilities, and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities") that have not been operating at a stabilized level of operations since January 1, 2003. At December 31, 2005, these newly developed facilities have an aggregate of 5,555,000 net rentable square feet of self-storage space, and 173,000 net rentable square feet of industrial space developed originally for our containerized storage business. Aggregate development cost for these 70 facilities was approximately $546.6 million at December 31, 2005. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities." These facilities are not included in the "Same Store" portfolio because their operations have not been stabilized.

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:


                                                DEVELOPED SELF-STORAGE FACILITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                   ---------------------------------------  --------------------------------------
                                                        2005          2004         Change        2004         2003       Change
                                                   ------------  ------------- ------------ ----------- ------------ -----------
                                                      (Amounts in thousands, except per square foot amounts and facility count)
Rental income:
  Self-storage facilities opened in 2005.......     $      464    $        -    $      464   $      -   $        -   $       -
  Self-storage facilities opened in 2004.......          5,336         1,234         4,102       1,234           -       1,234
  Self-storage facilities opened in 2003.......         12,789         8,705         4,084       8,705        1,566      7,139
  Self-storage facilities opened in 2002 and 2001       21,745        19,050         2,695      19,050       13,316      5,734
  Combination facilities.......................         16,939        14,235         2,704      14,235       10,645      3,590
                                                   ------------  ------------- ------------ ----------- ------------ -----------
     Total rental income.......................         57,273        43,224        14,049      43,224       25,527     17,697
                                                   ------------  ------------- ------------ ----------- ------------ -----------
Cost of operations (excluding depreciation)(a):
  Self-storage facilities opened in 2005.......     $      568    $        -    $     568   $        -   $        -   $      -
  Self-storage facilities opened in 2004.......          2,068         1,149          919        1,149            -      1,149
  Self-storage facilities opened in 2003.......          4,071         3,788          283        3,788        1,347      2,441
  Self-storage facilities opened in 2002 and 2001        7,806         7,464           342       7,464        7,049        415
  Combination facilities.......................          6,325         5,699           626       5,699        4,876        823
                                                   ------------  ------------- ------------ ----------- ------------ -----------
     Total cost of operations..................         20,838        18,100         2,738      18,100       13,272      4,828
                                                   ------------  ------------- ------------ ----------- ------------ -----------
Net operating income before depreciation (a):
  Self-storage facilities opened in 2005.......     $     (104)   $        -    $    (104)  $        -   $        -   $      -
  Self-storage facilities opened in 2004.......          3,268            85         3,183          85            -         85
  Self-storage facilities opened in 2003.......          8,718         4,917         3,801       4,917          219      4,698
  Self-storage facilities opened in 2002 and 2001       13,939        11,586         2,353      11,586        6,267      5,319
  Combination facilities.......................         10,614         8,536         2,078       8,536        5,769      2,767
                                                   ------------  ------------- ------------ ----------- ------------ -----------
   Net operating income before depreciation....         36,435        25,124        11,311      25,124       12,255     12,869
 Depreciation..................................        (15,366)      (14,017)       (1,349)    (14,017)     (10,525)    (3,492)
                                                   ------------  ------------- ------------ ----------- ------------ -----------
   Net operating income........................     $   21,069    $   11,107    $    9,962   $  11,107   $    1,730   $  9,377
                                                   ============  ============= ============ =========== ============ ===========
Weighted average square foot occupancy during the
  period:
  Self-storage facilities opened in 2005.......           26.9%           -            -             -          -            -
  Self-storage facilities opened in 2004.......           74.2%        35.2%        110.8%        35.2%         -            -
  Self-storage facilities opened in 2003.......           89.0%        64.8%         37.3%        64.8%        24.4%    165.6%
  Self-storage facilities opened in 2002 and 2001         92.3%        91.0%          1.4%        91.0%        67.4%     35.0%
  Combination facilities.......................           77.0%        81.2%        (5.2)%        81.2%        77.9%      4.2%
                                                   ------------  ------------- ------------ ----------- ------------ -----------
                                                          82.5%        79.4%          3.9%        79.4%        66.2%     19.9%
                                                   ============  ============= ============ =========== ============ ===========
Weighted average realized rent per occupied square
  foot during the period (b):
  Self-storage facilities opened in 2005.......           $8.47  $      -             -     $      -     $      -            -
  Self-storage facilities opened in 2004.......           14.12        10.97         28.7%        10.97         -            -
  Self-storage facilities opened in 2003.......           13.77        11.96         15.1%        11.96         8.85     35.2%
  Self-storage facilities opened in 2002 and 2001         13.02        11.68         11.5%        11.68        11.17      4.6%
  Combination facilities.......................           12.80        12.47          2.6%        12.47        12.35      0.9%
                                                   ------------  ------------- ------------ ----------- ------------ -----------
                                                         $13.13       $11.97          9.8%       $11.97       $11.45      4.5%
                                                   ============  ============= ============ =========== ============ ===========
In place annual rent per occupied square foot at
  December 31 (c):
  Self-storage facilities opened in 2005.......          $12.90  $      -             -     $      -     $      -            -
  Self-storage facilities opened in 2004.......           16.78        16.02          4.7%        16.02         -            -
  Self-storage facilities opened in 2003.......           15.63        14.47          8.0%        14.47        13.66      5.9%
  Self-storage facilities opened in 2002 and 2001         14.56        13.32          9.3%        13.32        12.33      8.0%
  Combination facilities.......................           14.09        13.68          3.0%        13.68        13.59      0.7%
                                                   ------------  ------------- ------------ ----------- ------------ -----------
                                                         $14.77       $13.83          6.8%       $13.83       $12.95      6.8%
                                                   ============  ============= ============ =========== ============ ===========


                                          DEVELOPED SELF-STORAGE FACILITIES (Continued)
----------------------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,                Year Ended December 31,
                                                   ---------------------------------------  --------------------------------------
                                                       2005          2004        Change        2004         2003        Change
                                                   ------------  ------------- ------------ ----------- ------------ -----------
                                                      (Amounts in thousands, except per square foot amounts and facility count)
Number of facilities:
  Self-storage facilities opened in 2005.......               6            -             6           -             -          -
  Self-storage facilities opened in 2004.......               7            7             -           7             -          7
  Self-storage facilities opened in 2003.......              14           14             -          14            14          -
  Self-storage facilities opened in 2002 and 2001            26           26             -          26            26          -
  Combination facilities.......................              17           17             -          17            17          -
                                                   ------------  ------------- ------------ ----------- ------------ -----------
                                                             70           64             6          64            57          7
                                                   ============  ============= ============ =========== ============ ===========
Square Footage:
  Self-storage facilities opened in 2005.......             463            -           463           -             -          -
  Self-storage facilities opened in 2004.......             505          505             -         505             -        505
  Self-storage facilities opened in 2003.......             994          994             -         994           994          -
  Self-storage facilities opened in 2002 and 2001         1,747        1,747             -       1,747         1,714         33
  Combination facilities (d)...................           1,846        1,558           288       1,558         1,195        363
                                                   ------------  ------------- ------------ ----------- ------------ -----------
                                                          5,555        4,804           751       4,804         3,903        901
                                                   ============  ============= ============ =========== ============ ===========
Cumulative development cost:
  Self-storage facilities opened in 2005.......      $   37,073   $        -    $   37,073  $       -    $        -   $      -
  Self-storage facilities opened in 2004.......          60,579       60,579             -      60,579            -     60,579
  Self-storage facilities opened in 2003.......         107,322      107,322             -     107,322      105,026      2,296
  Self-storage facilities opened in 2002 and 2001       164,789      164,789             -     164,789      161,675      3,114
  Combination facilities  (d)..................         176,874      168,334         8,540     168,334      158,167     10,167
                                                   ------------  ------------- ------------ ----------- ------------ -----------
                                                     $  546,637   $  501,024    $  45,613   $  501,024   $  424,868   $ 76,156
                                                   ============  ============= ============ =========== ============ ===========


(a) Cost of operations before depreciation and net operating income before depreciation are included herein because we believe they provide important measures for evaluating our ongoing operations.
(b) Realized annual rent per occupied square foot is computed by dividing Rental income, net of discounts by the weighted average occupied square footage for the year. Realized rents per square foot take into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.
(c) In place annual rent per occupied square foot represents contractual rents per occupied square foot without reductions for promotional discounts.
(d) Square footages exclude industrial space developed for containerized storage activities totaling 173,000 net rentable square feet at December 31, 2005. During 2003, 2004 and 2005, we have converted industrial space no longer used by the discontinued containerized storage business into 1,483,000 net rentable square feet of traditional self-storage space, at an aggregate cost of $23,207,000.

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operation the facility is entirely vacant generating no rental income. Historically, we estimated that on average it takes approximately 24 - 36 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%.

         As these facilities approach the targeted occupancy level of approximately 90%, rates are increased, resulting in further improvement in net operating income as the existing tenants, which moved in at lower rates, have their rates increased or are replaced by tenants at higher rates. This process of reaching stabilized rental rates can take approximately another 12 to 24 months following the time when the facilities reach a stabilized occupancy level. In addition, move-in discounts have a more pronounced effect upon realized rental rates for the newly developed facilities, because such facilities tend to have a higher ratio of newer tenants.

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

         The yield on cost for these facilities for the year ended December 31, 2005, based on net operating income before depreciation, was approximately 6.7%, which is lower than our ultimate yield expectations. We expect these yields to increase as these facilities reach stabilization of both occupancy levels and realized rents. Properties that were developed before 2005 have contributed greatly to our earnings growth with net operating income before depreciation increasing by approximately $11.4 million in 2005 as compared to 2004. This growth was primarily due to higher occupancy levels in 2005 as compared to 2004. We expect that these facilities will continue to provide growth, however, at a growth rate that is much lower than experienced in 2005 as occupancy levels become more stabilized.

         With respect to our Combination Facilities, we have been steadily converting these facilities into entirely self-storage facilities by converting the industrial space once used by our containerized storage operations into self-storage space. As of December 31, 2005, 14 of the 17 Combination Facilities have been converted into entirely self-storage. We expect to convert the remaining three facilities over the next two years. Weighted average occupancy levels for the Combination Facilities was 77.9% in 2003, 81.2% in 2004, and 77.0% in 2005. The drop in occupancy in 2005 is due principally to the addition of more space during 2005.

         Development of self-storage facilities causes short-term earnings dilution because, as mentioned above, of the extended time to stabilize a self-storage facility. We believe that development of self-storage facilities is favorable, despite the short-term earnings dilution, because it is advantageous for us to continue to expand our asset base and benefit from the resulting increased critical mass, with facilities that will improve our portfolio's overall average construction and location quality.

         However, the development environment has changed in the last few years due to increases in construction costs, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements, which has reduced the number of attractive sites available for development and reduced our development of facilities. It is unclear when, or if, these conditions will improve.

         We expect that over at least the next 12 months, the Developed Self-Storage Facilities will continue to have a negative impact to our earnings. Furthermore, the 4 newly developed facilities in our development pipeline described in "Liquidity and Capital Resources - Acquisition and Development of Facilities" that will be opened for operation over the next 24 months will also negatively impact our earnings until they reach a stabilized occupancy level.

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

         Our commercial operations are comprised of 1,296,000 net rentable square feet of commercial space, operated principally at certain of the self-storage facilities.

         As noted below, we sold a commercial facility during 2004. The operating results for this facility prior to its disposition are included in "discontinued operations" below.

         The results of our commercial operations are provided in the table below:

COMMERCIAL PROPERTY OPERATIONS
(excluding discontinued operations):
------------------------------------

                                          Year Ended                             Year Ended
                                         December 31,                            December 31,
                                    -------------------------               ----------------------
                                          2005      2004        Change           2004         2003     Change
                                   ------------- ------------ ----------  ------------  ----------- ----------
                                                          (Dollar amounts in thousands)
  Rental income  ...............    $    11,560  $    10,750  $    810     $    10,750  $    11,001  $   (251)
  Cost of operations (excluding
      depreciation) (a).........          4,448        4,328       120           4,328        4,583      (255)
                                   ------------- ------------ ----------  ------------  ----------- ----------
      Net operating income before
        depreciation (a)............      7,112        6,422       690           6,422        6,418         4

  Depreciation expense..........         (2,322)      (2,114)     (208)         (2,114)      (2,436)      322
                                   ------------- ------------ ----------  ------------  ----------- ----------
     Net operating income.......    $     4,790  $     4,308  $    482     $     4,308  $     3,982  $    326
                                   ============= ============ ==========  ============  =========== ==========


(a) Cost of operations before depreciation and net operating income before depreciation are included herein because we believe they provide important measures for evaluating our ongoing operations.

         Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions in the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for 2006.


         CONTAINERIZED STORAGE OPERATIONS: Commencing in 2002, we significantly curtailed the scope and number of facilities of our containerized storage operations, and continue to evaluate additional facilities for closure. At December 31, 2005, we operated 12 containerized storage facilities located in major markets in which we have significant traditional self-storage market presence. The operations with respect to the facilities that were closed or consolidated in 2003, 2004, and 2005 (the "Closed Facilities"), including historical operating results for previous periods, are not included in the table below and instead are included in "Discontinued Operations " on our income statement. The following table sets forth the operations of these 12 facilities:

CONTAINERIZED STORAGE
(excluding discontinued operations):
------------------------------------

                                           Year Ended December 31,                  Year Ended December 31,
                                          ---------------------------             ---------------------------
                                                2005          2004       Change           2004         2003       Change
                                          ------------ ------------ -----------   -------------  ----------- -----------
                                                                  (Dollar amounts in thousands)
Rental and other income ............          $16,497   $  19,355    $ (2,858)     $   19,355    $   23,991   $ (4,636)
Cost of operations (excluding
   depreciation) (a):
    Direct operating costs..........           11,286      10,448         838          10,448        12,796     (2,348)
    Facility lease expense..........            1,600       1,326         274           1,326         1,143        183
                                          ------------ ------------ -----------   -------------  ----------- -----------
       Total cost of operations.....           12,886      11,774       1,112          11,774        13,939     (2,165)
                                          ------------ ------------ -----------   -------------  ----------- -----------
    Net operating income prior to
      depreciation (a)..............            3,611       7,581      (3,970)          7,581        10,052     (2,471)
Depreciation expense (b)............           (2,808)     (4,546)      1,738          (4,546)       (4,780)       234
                                          ------------ ------------ -----------   -------------  ----------- -----------
Net operating income ...............           $  803   $   3,035    $ (2,232)     $    3,035    $    5,272   $ (2,237)
                                          ============ ============ ===========   =============  =========== ===========


(a) Cost of operations before depreciation and net operating income before depreciation are included herein because we believe they provide important measures for evaluating our ongoing operations.

(b) Depreciation expense principally relates to the depreciation related to the containers, however, depreciation expense for 2005, 2004 and 2003 includes $1,048,000, $1,020,000, and $1,218,000, respectively, related to real estate facilities.

         Rental and other income includes monthly rental charges to customers for storage of the containers and certain non-core services, which were eliminated. Rental and other income decreased to $16,497,000 for the year ended December 31, 2005 from $19,355,000 for the same period in 2004 and $23,991,000 for 2003, primarily as a result of the termination of these non-core services. At December 31, 2005, there were approximately 21,354 occupied containers at the 12 facilities.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). The reduction in direct operating costs during 2004, when compared to 2003, is due primarily to the aforementioned termination of non-core services. Cost of operations increased in 2005, as compared to 2004, due principally to increases in yellow page and media advertising expense totaling $3,147,000 in 2005 and $800,000 in 2004, partially offset by a decrease in expenses attributable to the termination of the non-core services in 2005 compared to 2004. Future yellow page and media advertising may change in response to demand, occupancy levels, and our determination of the most appropriate marketing mix for this product.

         There can be no assurance as to the ultimate level of the containerized storage business's expansion, level of gross rentals, level of occupancy or profitability. We continue to evaluate the business operations, and additional facilities may be closed.

         See "Discontinued Operations" below for a discussion of operating results of the Closed Facilities.

         ANCILLARY OPERATIONS: Our Ancillary operations include the operating results of our tenant insurance, truck rental, merchandise, and third-party property management operations. The following table sets forth our ancillary operations:

                                           Year Ended December 31,                  Year Ended December 31,
                                          --------------------------            -----------------------------
                                             2005          2004       Change           2004         2003       Change
                                          ----------- ------------ -----------     -----------    ----------  ----------
                                                                  (Dollar amounts in thousands)
Revenues:
    Tenant reinsurance premiums.....        $  24,889  $   24,243    $    646        $ 24,243      $ 22,464    $ 1,779
    Merchandise sales...............           22,464      21,336       1,128          21,336        20,498        838
    Truck rentals...................           13,853      12,646       1,207          12,646        12,725        (79)
    Property management.............            2,967       2,771         196           2,771         2,819        (48)
                                          ----------- ------------ -----------     -----------    ----------  ----------
       Total revenues...............           64,173      60,996       3,177          60,996        58,506      2,490
                                          ----------- ------------ -----------     -----------    ----------  ----------
Cost of operations:
    Tenant reinsurance..............            8,234      13,508      (5,274)         13,508        11,987      1,521
    Merchandise sales...............           18,773      18,901        (128)         18,901        17,587      1,314
    Truck rentals...................           12,733      12,421         312          12,421        11,659        762
    Property management.............              638         657         (19)            657           705        (48)
                                          ----------- ------------ -----------     -----------    ----------  ----------
       Total cost of operations.....           40,378      45,487      (5,109)         45,487        41,938      3,549
                                          ----------- ------------ -----------     -----------    ----------  ----------
Net operating income:
    Tenant reinsurance..............           16,655      10,735       5,920          10,735        10,477        258
    Merchandise sales...............            3,691       2,435       1,256           2,435         2,911       (476)
    Truck rentals...................            1,120         225         895             225         1,066       (841)
    Property management.............            2,329       2,114         215           2,114         2,114          -
                                          ----------- ------------ -----------     -----------    ----------  ----------
       Total net operating income...        $  23,795  $   15,509    $  8,286        $ 15,509      $ 16,568    $(1,059)
                                          =========== ===========  ===========     ===========    ==========  ==========


         Tenant reinsurance operations
         -----------------------------

         On December 31, 2001, we acquired PSIC from a related party. PS Insurance reinsures policies against losses to goods stored by tenants in our self-storage facilities. Revenues are comprised of fees charged to tenants electing such policies. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers (described below), as well as claims adjusting expenses.

         Throughout 2003, 2004, and 2005, we had outside third-party insurance coverage for claims paid exceeding $500,000 resulting from any individual event, to a limit of $10,000,000. Effective January 1, 2006, such coverage was revised to cover claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000.

         The decrease in cost of operations for 2005 as compared to 2004 is due principally to improved claims handling and claims management. In addition, in 2004, we recorded an estimated loss of approximately $1,500,000 with respect to potential tenant insured losses as a result of several hurricanes affecting the southeastern United States. During 2005, we determined that this accrual was too high based upon claims history, and accordingly we reduced the estimated liability by approximately $500,000 and reduced cost of operations in 2005 by a corresponding amount. Similarly in 2005, we recorded estimated losses of approximately $1 million relating to potential tenant insured claims for losses incurred as a result of hurricanes occurring in 2005. Other amounts included in cost of operations for claims losses during 2003, 2004, and 2005 are isolated to events affecting specific properties or tenants, rather than catastrophic events.

         The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, premiums charged for such insurance, and existing tenant retention to continue participating in the insurance program. For the years ended December 31, 2005, 2004, and 2003, approximately 32%, 35%, and 37%, respectively, of our self-storage tenant base had such policies.

         The future cost of operations will be dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties. The aforementioned increase in the deductible of $1,500,000 per event could result in higher loss expense in 2006, depending upon the number of catastrophic losses that occur.

         Merchandise and truck rental operations
         ---------------------------------------

         Through a taxable REIT subsidiary, all of our self-storage facilities sell locks, boxes, and packing supplies to our tenants as well as the general public. Revenues and cost of operations for these activities are included in the table above as "Merchandise Sales." In addition, at selected locations, our subsidiary maintains trucks on site for rent to our self-storage customers and the general public on a short-term basis for local use. In addition, we also act as an agent for a national truck rental company to provide their rental trucks to customers for long-distance use. The revenues and cost of operations for these activities are included in the table above as "Truck rentals."

         These activities generally serve as an adjunct to our self-storage operations providing our tenants with goods and services that they need in connection with moving and storing their goods.

         The revenues and expenses of these activities have remained relatively stable through the three years ended December 31, 2005, 2004, and 2003. The primary factors impacting the level of operations of these activities is the level of customer and tenant traffic at our self-storage facilities, including the level of move-ins.

         Property management operations
         ------------------------------

         We manage 27 self-storage facilities on behalf of third-party owners and 38 self-storage facilities that are owned by the Unconsolidated Entities, affiliates of the Company. Under the supervision of the property owners, we coordinate rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers, and independent contractors. We also assist and advise the property owners in establishing policies for the hire, discharge, and supervision of employees for the operation of these facilities.

         Our operating income from these activities is generally dependent upon the revenues earned at the managed facilities, because our management fee is based upon revenues. Management contracts with the third-party owners can be terminated by either party upon 60 days written notice.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at December 31, 2005 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the year ended December 31, 2005 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


Historical summary:                            Year Ended December 31,                     Year Ended December 31,
-------------------                          --------------------------                  --------------------------
                                                  2005         2004        Change           2004         2003        Change
                                             ------------  -----------  -----------     -----------  ----------    ----------
                                                                           (Amounts in thousands)
Property operations:
  PSB                                         $  68,768     $  68,545   $     223        $  68,545    $  64,242    $   4,303
  Acquisition Joint Venture..............           277            23         254               23            -           23
  Other Investments (a)..................         7,903         6,587       1,316            6,587        6,288          299
                                             ------------  -----------  -----------     -----------  ----------    ----------
                                                 76,948        75,155       1,793           75,155       70,530        4,625
                                             ------------  -----------  -----------     -----------  ----------    ----------
Depreciation:
  PSB....................................       (33,593)      (32,063)     (1,530)         (32,063)     (26,048)      (6,015)
  Acquisition Joint Venture..............          (269)          (96)       (173)             (96)           -          (96)
  Other Investments (a)..................        (1,563)       (1,561)         (2)          (1,561)      (1,705)         144
                                             ------------  -----------  -----------     -----------  ----------    ----------
                                                (35,425)      (33,720)     (1,705)         (33,720)     (27,753)      (5,967)
                                             ------------  -----------  -----------     -----------  ----------    ----------
Other: (b)
  PSB (c)................................       (16,418)      (19,587)      3,169          (19,587)     (18,507)      (1,080)
  Other Investments (a)..................          (222)          716        (938)             716          696           20
                                             ------------  -----------  -----------     -----------  ----------    ----------
                                                (16,640)      (18,871)      2,231          (18,871)     (17,811)      (1,060)
                                             ------------  -----------  -----------     -----------  ----------    ----------

Total equity in earnings of real estate entities:
  PSB....................................        18,757        16,895       1,862           16,895       19,687       (2,792)
  Acquisition Joint Venture..............             8           (73)         81              (73)           -          (73)
  Other Investments (a)..................         6,118         5,742         376            5,742        5,279          463
                                             ------------  -----------  -----------     -----------  ----------    ----------
                                               $ 24,883      $ 22,564   $   2,319        $  22,564    $  24,966    $  (2,402)
                                             ============  ===========  ===========     ============ ==========    ==========

(a) Amounts include equity in earnings recorded for investments that have been held consistently throughout the three years ended December 31, 2005.

(b) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities.

(c) Equity in earnings includes our pro-rata share of gain on disposition of real estate investments, impairment charges on real estate assets, and EITF Topic D-42 charges totaling $7,727,000, $4,544,000 and $187,000, respectively, during 2005, 2004 and 2003.

         The increase in equity in earnings for the year ended December 31, 2005 as compared to 2004, and the decrease in equity in earnings in 2004 as compared to 2003, is due to our pro-rata share of changes in PSB's operating results. PSB's earnings increased in the year ended December 31, 2005 as compared to 2004, due to increased "same park" operating results, an increased gain on sale of real estate, and reduced EITF Topic D-42 charges associated with redemptions of preferred securities, offset partially by higher depreciation expense associated with property acquisitions. PSB's earnings decreased in the year ended December 31, 2004 as compared to 2003, due to impairment charges, increased EITF Topic D-42 charges associated with redemptions of preferred securities, and increased depreciation expense associated with significant property acquisitions.

         Equity in earnings of PSB represents our pro-rata share (approximately 44% throughout 2005, 2004, and 2003) of the earnings of PS Business Parks, Inc., a publicly traded real estate investment trust (American Stock Exchange symbol "PSB") organized by the Company on January 2, 1997. As of December 31, 2005, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At December 31, 2005, PSB owned and operated 17.6 million net rentable square feet of commercial space located in eight states.

         Accordingly, our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the SEC, and on its website, www.psbusinessparks.com.

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The Acquisition Joint Venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2005, our pro-rata share of earnings with respect to two of the facilities acquired directly by the Acquisition Joint Venture are reflected in Equity in Earnings in the table above. These two facilities were acquired by the Acquisition Joint Venture directly from third parties at an aggregate cost of $9,086,000. Our investment with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties owned by the Acquisition Joint Venture.

         The "Other Investments" includes our equity in earnings with respect to our pro-rata share of earnings with respect to seven limited partnerships, for which we held an approximately consistent level of equity interest during the three years ended December 31, 2005. These limited partnerships were formed by the Company during the 1980's. The Company is the general partner in each limited partnership, and manages each of these facilities for a management fee that is included in "Ancillary Operations." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other Investments" will be dependent upon the operating results of the 36 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of our self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above with respect to Self-Storage Operations. See Note 5 to the consolidated financial statements for the operating results of these entities for the years ended December 31, 2005 and 2004.

OTHER INCOME AND EXPENSE ITEMS
------------------------------

         INTEREST AND OTHER INCOME: Interest and other income increased in 2005 as compared to 2004, and in 2004 compared to 2003, due primarily to higher interest income attributable to higher average cash balances and higher average interest rates on short-term cash investments.

         As discussed more fully in "Liquidity and Capital Resources" below, at December 31, 2005, we had cash balances totaling approximately $493.5 million. In addition, during the first quarter of 2006, we issued approximately $105.0 million of our 6.95% Series H Cumulative Preferred Stock. The net proceeds from this issuance and our December 31, 2005 cash balances will be used primarily to fund future development, acquisition, and preferred redemption activities (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). In the interim, the net proceeds from our cash balances is expected to earn interest income (currently at approximately 4.0% at December 31, 2005) relative to the corresponding divided requirement (approximately 6.95% with respect to our Series H Cumulative Preferred Stock). This difference will result in an estimated reduction to earnings per common share. In addition, we may issue additional preferred stock during the early part of 2006, raising the necessary funds in anticipation of the potential redemption of approximately $653,750,000 in higher-rate preferred stock that becomes available for redemption in September and October 2006. These issuances similarly will have a negative impact on earnings per share until the proceeds are utilized.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $196,397,000 in 2005, $183,063,000 in 2004, and $184,063,000 in 2003.
Included in depreciation expense with respect to our real estate facilities was $185,989,000 in 2005, $168,915,000 in 2004, and $171,032,000 in 2003. The
increase from 2004 to 2005 is due to the acquisition and development of additional real estate facilities. The decrease in depreciation and amortization with respect to real estate facilities for 2004 as compared to 2003 is due primarily to a reduction in depreciation with respect to maintenance capital expenditures, offset partially by an increase in depreciation with respect to newly developed and acquired facilities.

         Depreciation and amortization during 2005 with respect to real estate facilities acquired or developed during 2005 amounted to $3,177,000, which was for a partial period for the time they were acquired until December 31, 2005, and we expect the annual depreciation expense with respect to these facilities for 2006 and forward will approximate $8,342,000.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $21,115,000 in 2005, $18,813,000 in 2004, and $17,127,000 in 2003. General
and administrative costs for each year principally consist of state income taxes, investor relation expenses, and corporate and executive salaries, including employee stock based compensation expense. In addition, general and administrative expense includes expenses that vary depending upon our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, and product research and development expenditures.

         The increase in general and administrative expense from 2004 to 2005 is primarily due to higher employee stock-based compensation expense relating to our stock option and restricted stock plans which resulted in expenses of $4,758,000 in 2005 as compared to $2,963,000 in 2004. The increase in general and administrative expense from 2003 to 2004 is also primarily due to higher employee stock-based compensation expense which for 2003 amounted to $2,685,000 for 2003.

         Total restricted stock and stock option expense, exclusive of payroll taxes on the exercise of options, should approximate $4.9 million based upon options and restricted stock outstanding at December 31, 2005. Grants of restricted stock units and stock options after December 31, 2005 could further increase our future stock-based compensation expense.

         INTEREST EXPENSE: Interest expense was $8,216,000 in 2005, $760,000 in 2004, and $1,121,000 in 2003. The increase in interest expense in 2005 compared to 2004 was caused by the assumption of mortgage notes payable in connection with property acquisitions in the fourth quarter of 2004, interest expense with respect to debt due a joint venture partner, interest expense paid to a related party in 2005 and a decrease in capitalized interest due to lower average in-process development balances.

         During the later part of 2004, we assumed mortgage notes payable with an aggregate principal balance of $94.7 million and having an average interest rate of approximately 5.2% in connection with property acquisitions. We incurred interest expense with respect to these mortgage notes of $879,000 in 2004 for the partial period these notes became our liabilities. Interest expense with respect to these mortgage notes totaled $4,739,000 in 2005, representing a year-over-year increase of $3,860,000.

         As described more fully in Note 2 to the Consolidated Financial Statements, on December 31, 2004, we sold seven self-storage facilities to the Acquisition Joint Venture for an aggregate of $23.0 million in cash. In January 2005, we sold an interest in three additional self-storage facilities to the Acquisition Joint Venture for an aggregate of $27.4 million in cash. Our Joint Venture Partner's equity interest in these ten facilities has been accounted for as a financing arrangement and has been included on our consolidated balance sheet at December 31, 2005 and 2004 as "Debt to joint venture partner." Our partner's pro-rata share of net income with respect to these facilities has been classified as interest expense, which for 2005 totaled $2,939,000 (none for 2004). Based upon the balance outstanding at December 31, 2005, interest expense should be approximately $3,050,000 with respect to our Debt to Joint Venture Partner.

         As described more fully in Note 9 to the Consolidated Financial Statements, during 2005 we incurred interest expense totaling $1,458,000 with respect to debt due a related party. This debt was extinguished on November 17, 2005.

         Capitalized interest expense totaled $2,820,000 in 2005, $3,617,000 in 2004, and $6,010,000 in 2003 in connection with our development activities. Interest expense, including capitalized interest, was $11,036,000 in 2005, $4,377,000 in 2004, and $7,131,000 in 2003.

         Minority interest in income: Minority interest in income represents the income that is allocable to equity interests in the Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2005:


                                                   Minority interest in income for the year ended
                                                 --------------------------------------------------
                                                   December 31,     December 31,     December 31,
                  Description                          2005             2004             2003
--------------------------------------------     ---------------   --------------    -------------
                                                                   (in thousands)
Preferred partnership interests:
     Ongoing distributions..................         $   16,147       $   22,423       $   26,906
     Redemptions of preferred units.........                874           10,063                -
Consolidated Development Joint Venture (a)..              4,229            5,652            4,211
Convertible Partnership Units (b)...........                469              328              305
Acquired minority interests (c).............              1,197            4,048            4,838
Other minority interests (d)................              9,735            7,399            7,443
                                                  ---------------   -------------    -------------
Total minority interests in income............       $   32,651       $   49,913       $   43,703
                                                  ===============   =============    =============


(a) Included in minority interest in income is $2,051,000, $3,619,000, and $3,362,000 in depreciation expense for the years ended December 31, 2005, 2004, and 2003, respectively.

(b) See Note 9 to the consolidated financial statements. Included in income allocated to Convertible Partnership Units is $385,000, $333,000, and
     $342,000, in depreciation expense for the years ended December 31, 2005, 2004, and 2003, respectively.

(c) These amounts reflect income allocated to minority interests that the Company acquired as of December 31, 2005, and are therefore no longer outstanding at December 31, 2005. Included in income allocated to the Acquired minority interests is $295,000, $1,197,000, and $1,927,000, in depreciation expense for the years ended December 31, 2005, 2004, and 2003, respectively.

(d) Other minority interests reflect income allocated to minority interests that were outstanding consistently throughout the three years ended December 31, 2005. Included in income allocated to the Other minority interests is $672,000, $897,000, and $697,000, in depreciation expense for the years ended December 31, 2005, 2004, and 2003, respectively, as well as gain on sale of assets totaling $251,000 in 2005 (none in 2004 or 2003).

         Income has been allocated to our Preferred partnership interests based upon (i) "Ongoing distributions", representing distributions paid during the period and (ii) "Redemptions of preferred units" representing the differences between the redemption amount and the carrying amount of preferred partnership units that have been redeemed. The reduction in income allocated to preferred partnership interests for ongoing distributions and for redemptions are due to the following issuances and redemptions of our preferred units:

         o In March 2005, we redeemed our 9.5% Series N Preferred Units ($40.0 million) and our 9.125% Series O Preferred Units ($45.0 million) for cash. We allocated $874,000 to the minority interests, reflected as "allocations associated with redemptions" with respect to these redemptions in accordance with EITF Topic D-42, representing the excess of the stated amount of the preferred units over their carrying amount. This reduced annual ongoing distributions following the redemption by approximately $7,906,000.

         o In December 2004, we issued $25,000,000 of our 6.25% Series Z Preferred Units in connection with a property portfolio acquisition. This increased annual ongoing distributions following issuance by approximately $1,563,000.

         o On March 22, 2004, certain investors who held $200 million of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units agreed, in exchange for a special distribution of $8,000,000, to a reduction in the distribution rate on their preferred units from 9.50% per year to 6.40% per year, and an extension of the call date for these securities to March 17, 2010. The investors also received their distribution that accrued from January 1, 2004 through the effective date of the exchange. The $8,000,000 special distribution, combined with $2,063,000, representing the excess of the stated amount of the preferred units over their carrying amount, is reflected above in "Redemptions." This transaction reduced ongoing annual distributions after March 22, 2004 by approximately $6.2 million.

         In  November   1999,  we  formed  a  development   joint  venture  (the
"Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC) whose partners included a third party institutional investor and Mr. Hughes, the Company's Chairman, to develop approximately $100 million of self-storage facilities and to purchase $100 million of our Equity Stock, Series AAA (see Note 9 to the Consolidated Financial Statements).

         On August 5, 2005, we acquired the institutional investors interest in PSAC Investors, LLC. As part of the acquisition, we also obtained and subsequently exercised the right to acquire Mr. Hughes' interest in PSAC Investors, LLC which we acquired November 17, 2005. As a result of these events:
(i) we ceased allocating income to minority interests with respect to the Consolidated Development Joint Venture effective August 5, 2005, and (ii) Mr. Hughes' interest in the Consolidated Development Joint Venture was classified as debt on our balance sheet and income with respect to Mr. Hughes' interest in the Consolidated Development Joint Venture for the period from August 5, 2005 through November 17, 2005, has been classified as interest expense on our income statement.


         The acquired minority interests reflect interests in the Consolidated Entities, other than the Consolidated Development Joint Venture, that we acquired throughout the three years ended December 31, 2005 and are therefore no longer outstanding. There will be no further income allocated to these interests in 2006 and beyond.

         DISCONTINUED OPERATIONS: As described more fully in Note 3 to the consolidated financial statements, between January 1, 2002 and December 31, 2004, we implemented a business plan that included the closure of all but 12 of our containerized storage facilities. In 2003, we sold five self-storage facilities exiting entirely the Knoxville, Tennessee and Perrysville, Ohio markets. In 2004, we sold one of our commercial facilities located in West Palm Beach, Florida. In 2005, in an eminent domain proceeding, one of our self-storage facilities located in Portland, Oregon was condemned.

         During 2003 and 2004, we recorded asset impairment charges totaling $3,229,000 and $1,575,000, respectively, relating to assets used at the closed containerized storage facilities.

         In connection with the disposition of facilities; in 2003, we recorded a net gain of approximately $5,121,000; in 2004, we recorded a net gain of approximately $971,000; and in 2005, we recorded a net gain of $5,180,000. In addition, during 2005, a gain on sale of containerized storage assets was recorded in the amount of $1,143,000.

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

Discontinued Operations:
------------------------

                                           Year Ended December 31,                  Year Ended December 31,
                                         --------------------------                ------------------------
                                             2005          2004       Change           2004         2003       Change
                                         ------------   ----------  ------------    -----------  -----------  -----------
                                                                   (Dollar amounts in thousand)
Rental income.......................        $    556     $  8,456      $(7,900)       $  8,456     $ 22,030     $(13,574)
Cost of operations...................           (414)      (7,055)        6,641         (7,055)     (16,062)       9,007
Depreciation and amortization ......             (88)      (1,282)        1,194         (1,282)      (3,940)       2,658
                                         ------------   ----------  ------------    -----------  -----------  -----------
Income before other items...........              54          119          (65)            119        2,028       (1,909)

Other items:
    Asset impairment charges.........              -       (1,575)        1,575         (1,575)      (3,229)       1,654
    Lease termination costs..........              -         (416)          416           (416)           -         (416)
    Net gain on disposition of assets          6,323          971         5,352            971        5,121       (4,150)
                                         ------------   ----------  ------------    -----------  -----------  -----------
       Total other items.............          6,323       (1,020)        7,343         (1,020)       1,892       (2,912)
                                         ------------   ----------  ------------    -----------  -----------  -----------
Net discontinued operations.........        $  6,377     $   (901)     $7,278         $   (901)    $  3,920     $ (4,821)
                                         ============   ==========  ============    ===========  ===========  ===========



         CASUALTY LOSSES: During 2005, we incurred casualty losses totaling $2,592,000 as a result of physical damage to our facilities caused by hurricanes. These losses represent the excess of the aggregate net book values of the assets damaged over the insurance proceeds that we expect to receive to repair such damages totaling approximately $3.4 million. We estimate, however, that the aggregate cost to repair damages to our facilities will be approximately $10.7 million. Also included in the caption "Casualty loss" for the year ended December 31, 2005 is estimated business interruption income approximating $675,000, representing our estimated recovery from our insurers for loss of business through December 31, 2005. We expect to record additional recoveries from our insurers for loss of business through at least approximately September 30, 2006 for the two New Orleans facilities denoted above which remain heavily damaged and are expected to remain closed for an extended period of time.

         Included in the caption "casualty loss" for the year ended December 31, 2004 was $1,250,000, representing the net book value of assets damaged. We expect to receive no insurance proceeds for our hurricane losses incurred in 2004.

         GAIN ON DISPOSITION OF REAL ESTATE: During 2005, we recorded a net gain on disposition of real estate assets of $3,099,000, as compared to a net gain of $1,317,000 in 2004 and a net gain of $1,007,000 in 2003. The gain in 2005 is composed of a gain on sale of a parcel of land and partial condemnations with respect to four existing self-storage facilities. The gain in 2004 is composed of a gain on sale of four parcels of land and partial condemnation with respect to two existing self-storage facilities. The gain in 2003 is composed of a gain on sale of investments of $316,000, and a gain on sale of seven parcels of land and two self-storage facilities aggregating $691,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. Cash and cash equivalents totaled $493.5 million at December 31, 2005. We expect that these funds will be utilized to fund our acquisition and development activities and partially fund the redemptions of preferred securities that become callable at our option during 2006.

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


                                                                                  For the Year Ended December 31,
                                                                               -----------------------------------------
                                                                                 2005            2004            2003
                                                                               ----------     ----------     -----------
                                                                                       (Amount in thousands)
Net cash provided by operating activities.............................         $692,048        $616,664       $571,387

Allocable to minority interests (Preferred Units) -
   ongoing distributions..............................................          (16,147)        (22,423)       (26,906)
Allocable to minority interests (Preferred Units) -
   special distribution (a)...........................................                -          (8,000)             -
Allocable to minority interests (common equity).......................          (18,177)        (21,349)       (23,469)
                                                                               ----------     ----------     -----------
Cash from operations allocable to our shareholders....................          657,724         564,892        521,012

Capital improvements to maintain our facilities.......................          (25,890)        (35,868)       (30,175)
                                                                               ----------     ----------     -----------
Remaining operating cash flow available for distributions to our                631,834         529,024        490,837
   shareholders.......................................................

Distributions paid to:
   Preferred shareholders.............................................         (173,017)       (157,925)      (146,196)
   Equity Stock, Series A shareholders................................          (21,443)        (21,501)       (21,501)
   Common and Class B shareholders....................................         (244,200)       (230,834)      (225,864)
                                                                               ----------     ----------     -----------
Cash available for principal payments on debt and reinvestment........         $193,174        $118,764        $97,276
                                                                               ==========     ==========     ===========


(a) The $8.0 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.


         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at December 31, 2005, internally generated retained cash flows, proceeds from issuing equity securities or as the case with the planned merger with Shurgard Storage Centers, Inc. (see below) the issuance of our common stock for shares of Shurgard. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital. At December 31, 2005, we had no outstanding borrowings under our $200 million bank line of credit.

         Over the past three years, we have funded substantially all of our acquisition and development activities with permanent capital. We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred stock has no sinking fund requirement or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which enabled us to effectively refinance higher coupon preferred stock with new preferred stock at lower rates, (iv) preferred stock does not contain onerous covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to our REIT distribution requirements.

         Our credit ratings on each of our series of Cumulative Preferred Stock are "Baa2" by Moody's and "BBB+" by Standard & Poor's.

         Our portfolio of real estate facilities remains substantially unencumbered. At December 31, 2005, we had borrowings under mortgage notes totaling $91.6 million (which encumbers 34 facilities with a book value of $196.9 million) and unsecured debt in the amount of $22.4 million. We also have Debt to Joint Venture Partner amounting to $35.7 million with respect to ten real estate facilities with an aggregate book value of $48.6 million.

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

         We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2003 through December 31, 2005, we have raised approximately $1.4 billion of our Cumulative Preferred Stock, and used approximately $601.1 million of these net proceeds in order to redeem higher-coupon preferred securities.

         On January 19, 2006, we redeemed our 8.6% Series Q Cumulative Preferred Stock totaling $172.5 million. This redemption was funded with cash on hand. In addition to the Series Q Preferred noted above, we currently have approximately $653.8 million of additional preferred securities that become redeemable at our option in 2006, as follows.

                                            Earliest
                                            Redemption        Dividend       Liquidation
                 Security                     Date              Rate        Value (000's)
-------------------------------------    --------------    ------------    --------------

 Series R Preferred Stock                       9/28/06         8.000%       $  510,000
 Series S Preferred Stock                       10/31/06        7.875%          143,750
                                                              ----------     ------------
   Total securities available for
      redemption through 12/31/06                               7.974%       $  653,750
                                                              ==========     ============


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

         Also in January 2006, we issued 4,200,00 depository shares, each representing 1/1,000 of a share, of our 6.95% Cumulative preferred Stock, Series H, raising net proceeds of approximately $101.5 million.

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

         Aggregate dividends paid during 2005 totaled $173.0 million to the holders of our Cumulative Preferred Stock, $244.2 million to the holders of our Common Stock and $21.4 million to the holders of our Equity Stock, Series A. Although we have not finalized the calculation of our 2005 taxable income, we believe that the aggregate dividends paid in 2005 to our shareholders enabled us to continue to meet our REIT distribution requirements. We estimate that the distribution requirements for fiscal 2006 with respect to our Cumulative Preferred Stock outstanding at March 15, 2006, and assuming the redemption of the preferred securities mentioned above, will be approximately $172.3 million.

         During 2005, we paid distributions totaling $16.1 million with respect to our Preferred Partnership Units. We estimate the 2006 distribution requirements with respect to the preferred partnership units outstanding at December 31, 2005, to be approximately $14.4 million.

         For 2006, distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.50 per common share. For the first quarter of 2006, a quarterly distribution of $0.50 per common share has been declared by our Board of Directors.

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

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2006, we have budgeted approximately $35 million for capital improvements. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our Notes Payable and Debt to Joint Venture Partner. Except for the Debt to Joint Venture Partner all such debt is fixed rate. At December 31, 2005, we had total outstanding debt of approximately $149.6 million. See Notes 7 & 8 to the consolidated financial statements for approximate principal maturities of such borrowings. We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. It is our current intent to fully amortize our debt as opposed to refinance debt maturities with additional debt.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2006, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake. For 2006, we do not anticipate that our Acquisition Joint Venture will fund additional acquisitions from third parties, and we expect that additional acquisitions and development will be funded entirely by the Company.

         Between January 1, 2006 and March 15, 2006, we acquired three additional self-storage facilities from third parties (total net rentable square feet of 170,000) at an aggregate cost of approximately $20.0 million comprised of cash totaling $15.4 million and the assumption of debt totaling $4.6 million. These acquisitions were funded entirely by us.

         As of March 15, 2006, we are under contract to purchase seven self-storage facilities (total approximate net rentable square feet of 574,000) at an aggregate cost of approximately $69.4 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

         We currently have a development "pipeline" of 62 self-storage facilities and expansions to existing self-storage facilities with an aggregate estimated cost of approximately $323.2 million (unaudited). Approximately $46.1 million of development cost has been incurred as of December 31, 2005. The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent of approximately $277.1 million will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

Development Pipeline Summary

                                                    Number      Net           Total       Costs incurred
                                                      of       rentable     estimated         through           Costs to
                                                   projects    sq. ft.     development       12/31/05           complete
                                                                             costs
                                                ------------ ----------   ------------   --------------     -------------
                                                                               (Amounts in thousands)
  FACILITIES CURRENTLY UNDER CONSTRUCTION:
    Self-storage facilities                            3          281      $   54,698       $   35,050       $   19,648
    Expansions to existing self-storage
     facilities                                        9          239          16,456            7,001            9,455
                                                ------------ ----------   ------------   --------------     -------------
                                                      12          520          71,154           42,051           29,103

  FACILITIES AWAITING CONSTRUCTION, WHERE LAND IS ACQUIRED:
    Self-storage facilities                            1           57           6,458            2,163            4,295
    Expansions to existing self-storage
     facilities                                       49        3,334         245,572            1,854          243,718
                                                ------------ ----------   ------------   --------------     -------------
                                                      50        3,391         252,030            4,017          248,013

  TOTAL DEVELOPMENT PIPELINE                          62        3,911     $   323,184       $   46,068       $  277,116
                                                ============ ==========   ===========    ==============     =============

         STOCK REPURCHASE PROGRAM: Our Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. During 2004, we repurchased 445,700 shares for approximately $20.3 million. During 2005, we repurchased 84,000 shares for approximately $5.0 million. From the inception of the repurchase program through December 31, 2005, we have repurchased a total of 22,201,720 shares of common stock at an aggregate cost of approximately $567.2 million.

         PLANNED MERGER WITH SHURGARD STORAGE CENTERS, INC.: We have entered into an agreement to acquire Shurgard, a publicly held REIT that has interests in approximately 646 self-storage facilities located in the United States and Europe. Under the agreement, and based upon our December 31, 2005 balance sheet and Shurgard's September 30, 2005 balance sheet included in its related Form 10-Q, i) we would issue 0.82 shares of our common stock for each share of Shurgard common stock which would increase our common shares outstanding from 128,089,563 to approximately 166,460,200 shares, ii) we would assume Shurgard debt which totals approximately $1.8 billion at September 30, 2005, increasing our debt outstanding (assuming no prepayment) from $150 million to approximately $2.0 billion, and iii) $136 million of Shurgard preferred stock would be redeemed. The transaction is targeted to close by the end of the second quarter of 2006.

         Completion of the transaction is not assured and is subject to risks, including that shareholders of either Public Storage or Shurgard do not approve the transaction or that the other closing conditions are not satisfied. In addition, Shurgard may under limited circumstances terminate the agreement to take a superior proposal. Public Storage and Shurgard are not aware of any significant governmental approvals that are required for consummation of the merger. If any approval or action is required, it is presently contemplated that Public Storage and Shurgard would use their reasonable best efforts to obtain such approval. There can be no assurance that any approvals, if required, will be obtained.

         We would also be acquiring Shurgard's international operations in Europe, which consist principally of facilities that have been completed in the last few years and are in various stages of fill-up. Shurgard's international operations have not been profitable, and there is no assurance they will ultimately be profitable. We have limited experience in international operations, which may adversely impact our ability to operate profitably in Europe. In connection with the proposed acquisition of Shurgard's European operations, we will be evaluating various strategic alternatives, including, but not limited to, public or private offerings of securities, one or more possible joint ventures, and possible asset acquisitions and/or sales.

         Shurgard's outstanding borrowings on its lines of credit ($569 million at September 30, 2005) would become payable immediately upon completion of the merger. In addition, there would be additional cash costs related to the merger, cash requirements for the redemption of $136 million of Shurgard's preferred stock on the merger date, and additional possible cash requirements following the merger. Our current cash on hand and available borrowing capacity on our existing line of credit will be insufficient to fund these immediate capital requirements. We are currently evaluating several financing alternatives, including, but not limited to, expanding the borrowing capacity of our line of credit, obtaining short-term bridge financing, and raising additional capital through the issuance of preferred or common securities. We would generally look to repay incremental borrowings, including principal payments with respect to the debt assumed as a result of the merger, with retained operating cash and capital raised through the issuance of either preferred or common securities.

         The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common stock, preferred stock or retained operating cash flow. At December 31, 2005, our debt, including preferred stock called for redemption, as a percentage of total shareholders' equity (based on book values) was 6.7%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010 and Series H - January 19, 2011. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $113,950,000 at December 31, 2005. All of our notes payable bear interest at fixed rates. See Note 7 to the consolidated financial statements for terms, valuations and approximate principal maturities of the notes payable as of December 31, 2005.

         As mentioned in "Management's Discussion and Analysis of Results of Operations - Liquidity and Capital Resources" above, we have entered into an agreement to acquire Shurgard. This transaction, if completed, would result in our assumption of the following areas of market risk:

         o FOREIGN CURRENCY RISK: Shurgard has a significant amount of debt in its European operations, and a significant investment in its European operations. As a result, changes in foreign currency rates could have a significant impact on their results of operations and liquidity.

         o INTEREST RATE RISK: $569 million (at September 30, 2005) of Shurgard's debt represents line of credit borrowings that would become payable immediately upon completion of the merger. In addition, there would be additional cash costs related to the merger, cash requirements for the redemption of $136 million of Shurgard's preferred stock on the merger date, and additional possible cash requirements following the merger. Accordingly, our short-term borrowings could increase, which may be at variable rates of interest. As a result, changes in interest rates could in the future have a significant impact upon our level of interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
         The financial statements of the Company at December 31, 2005 and December 31, 2004 and for each of the three years in the period ended December 31, 2005 and the report of Ernst & Young LLP, Independent Registered Public Accountants, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM  9. CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         ----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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

         As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934 as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

         Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B. OTHER INFORMATION
         -----------------

         Not Applicable.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders of Public Storage, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Public Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Public Storage, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Public Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Public Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Public Storage, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

                                                     Ernst & Young LLP

Los Angeles, CA
March 10, 2006

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         BOARD  OF  DIRECTORS.   The  following  is   biographical   information
concerning the current directors of Public Storage:

         B. Wayne Hughes, age 72, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently engaged in the acquisition and operation of commercial properties in California and in the acquisition and operation of self-storage facilities in Canada. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a member of the Company's Board.

         Ronald L. Havner, Jr., age 48, has been the Vice-Chairman, Chief Executive Officer and a director of the Company since November 2002 and President since July 1, 2005. Mr. Havner joined the Company in 1986 and has held a variety of positions, including Chairman of the Company's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Business Machine Security, Inc., The Mobile Storage Group and Union BanCal Corporation.

         Harvey Lenkin, age 69, retired as President and Chief Operating Officer of the Company on June 30, 2005. Mr. Lenkin was employed by the Company or its predecessor for 27 years and has been a member of the Board of Directors since 1991. He has been a director of the Company's affiliate, PS Business Parks, Inc., since March 1998 and was President of PSB from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Memorial Hospital, Pasadena, California and a former member of the Executive Committee of the Board of Governors of NAREIT.

         Robert J. Abernethy, age 66, Chairman of the Audit Committee and a member of the Compensation Committee, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate self-storage facilities, since 1976 and 1977, respectively. Mr. Abernethy was controller of a division of Hughes Aircraft from 1972 to 1974. He has been a director of the Company since its organization. He is a member of the board of trustees of Johns Hopkins University, a director of the Los Angeles Music Center, a member of the Board of Overseers of the Los Angeles
Philharmonic, a trustee of Loyola Marymount University, a director of the Pacific Council on International Policy, a director of the Atlantic Council, a member of the Council on Foreign Relations and a former California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and of the Metropolitan Water District of Southern California, a former member of the California State Board of Education, a former member of the California State Arts Council, a former Planning Commissioner, a former Telecommunications Commissioner and the former Vice-Chairman of the Economic Development Commission of the City of Los Angeles. He received an M.B.A. from the Harvard University Graduate School of Business.

         Dann  V.  Angeloff,  age  70,  Chairman  of  the   Nominating/Corporate
Governance Committee and a member of the Compensation Committee, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner of a limited partnership that in 1974 purchased a self-storage facility operated by the Company. Mr. Angeloff has been a director of the Company since its organization. He is a director of Bjurman, Barry Fund, Inc., Nicholas/Applegate Fund, ReadyPac Foods, Retirement Capital Group and SoftBrands, Inc.

         William C. Baker, age 72, a member of Nominating/Corporate Governance Committee, became a director of the Company in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of La Quinta, Inc., California Pizza Kitchen, Javo Beverage Company and Callaway Golf Company.

         John T. Evans, age 67, a member of the Audit Committee and of the Nominating/Corporate Governance Committee, became a director of the Company in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         Uri P. Harkham, age 57, a member of the Compensation Committee, became a director of the Company in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing warehouses and retail and mixed-use real estate in California.

         B. Wayne Hughes, Jr., age 46, became a director of the Company in January 1998. He was employed by the Company from 1989 to 2002, serving as Vice President - Acquisitions of the Company from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC, a company engaged in the acquisition and operation of commercial properties in California and is a director of Canadian Mini-Ware Properties Ltd., a company engaged in the acquisition, development and operation of self-storage facilities in Canada. He is the son of B. Wayne Hughes.

         Daniel C. Staton, age 53, Chairman of the Compensation Committee and a member of the Audit Committee, became a director of the Company in March 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with the Company. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is President of Walnut Capital Partners, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

         AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT. The Audit Committee of the Board of Directors is comprised of Robert J. Abernethy (chairman), John T. Evans and Daniel C. Staton. The primary functions of the Audit Committee are to assist the Board in fulfilling its responsibilities for oversight of (1) the integrity of the Company's financial statements, (2) compliance with legal and regulatory requirements, (3) the qualifications, independence and performance of the independent registered public accounting firm, and (4) the scope and results of internal audits, the Company's internal controls over financial reporting and the performance of the Company's internal audit function. Among other things, the Audit Committee appoints, evaluates and determines the compensation of the independent registered public accounting firm; reviews and approves the scope of the annual audit, the audit fee and the financial statements; prepares the Audit Committee report for inclusion in the annual proxy statement; and annually reviews its charter and performance.

         The Audit Committee operates under a written charter adopted by the Board of Directors, a copy of which is available at www.publicstorage.com. The Board of Directors has determined that the Chairman of the Audit Committee, Robert J. Abernethy and Audit Committee member Daniel C. Staton, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Abernethy and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         CODE OF ETHICS. The Board of Directors has adopted a Directors' Code of Ethics as well as Business Conduct Standards applicable to directors, officers, and employees. The Board has also adopted a Code of Ethics for its senior financial officers, including the Company's principal executive officer, principal financial officer and principal accounting officer, that has additional requirements for those individuals. The code covers those persons serving as the Company's principal executive officer, principal financial officer and principal accounting officer, currently Ronald L. Havner, Jr. and John Reyes. Copies of the Directors' Code of Ethics, the Business Conduct Standards and the Code of Ethics for Senior Financial Officers are available on our website at www.publicstorage.com/Corporateinformation/CorpGovernance.aspx.
Any amendments to or waivers of the code of ethics granted to the Company's executive officers will be published promptly on our website or by other appropriate means in accordance with applicable SEC and New York Stock Exchange requirements.

         SECTION 16(A) COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of any registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports (on Form 3) of ownership of the Company's equity securities and to file subsequent reports (on Form 4 or Form 5) when there are changes in such ownership. The due dates of such reports are established by statute and the rules of the SEC. Based on a review of the reports submitted to the Company, the Company believes that, with respect to reports filed during the fiscal year ended December 31, 2005, all directors and officers made timely reports.

         EXECUTIVE OFFICERS. The following is a biographical summary of the current executive officers of the Company:

         Ronald L. Havner, Jr., age 48, has been the Vice-Chairman, Chief Executive Officer and a director of the Company since November 2002 and President since July 1, 2005. Mr. Havner has been Chairman of the Company's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Business Machine Security, Inc., The Mobile Storage Group and Union BanCal Corporation.

         John Reyes, age 45, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         John S. Baumann, age 45, became Senior Vice President and Chief Legal Officer of the Company in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

         John E. Graul, age 54, became Senior Vice President and President, Self-Storage Operations, in February 2004, with overall responsibility for the Company's national operations. From 1982 until joining the Company, Mr. Graul was employed by McDonald's Corporation where he served in various management positions, most recently as Vice President and General Manager - Pacific Sierra Region.

         David F. Doll, age 47, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for Company's real estate activities, including property acquisitions, developments, and repackagings. Before joining the Company, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth certain information concerning the annual and long-term compensation paid to the Company's Chief Executive Officer, and the four other most highly compensated persons who were executive officers of the Company on December 31, 2005 (the "Named Executive Officers") for 2005, 2004 and 2003.


                                                                                            Long-Term
                                               Annual Compensation                     Compensation Awards
                                                                           l      Restricted       Securities
Name and                                                        Other Annual      Stock Unit        Underlying         All Other
Principal Position        Year      Salary         Bonus       Compensation (1)  Awards ($)(2)      Options (#)     Compensation (3)
------------------       ------    ---------     ----------    ----------------  -------------      -----------     ----------------

Ronald L. Havner, Jr.     2005      $659,875     $715,000                                --           83,000           $8,400
   (4) Vice-Chairman,
   Chief Executive        2004       392,700      650,000                 --             --          166,000            6,150
   Officer and President
                          2003       313,800      500,000                 --             --               --            6,000

John Reyes                2005      $318,750      350,000                 --             --               --          $25,400
   Senior Vice
   President and Chief    2004       260,000      275,000                 --       $476,500          100,000           15,150
   Financial Officer
                          2003       238,800      250,500                 --             --               --            6,000

John S. Baumann           2005      $210,000      100,000                 --             --               --          $16,900
   Senior Vice
   President and Chief    2004       210,000      160,000                 --       $238,250           20,000            7,650
   Legal Officer
                          2003       105,800(5)    70,000                 --             --           60,000               --

John E. Graul             2005      $250,000      240,000                 --       $420,900           40,000          $22,650
   Senior Vice
   President and          2004       204,600(6)   200,000            140,600 (7)         --           50,000               --
   President,
   Self-Storage
   Operations

David F. Doll             2005       $205,538(8)  240,000                          $283,250           50,000           $9,500
   Senior Vice President
   President and President,
   Real Estate Group

----------------


(1) In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate of such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for such year.

(2) Represents the value of grants of restricted stock units made under the 2001 Stock Option and Incentive Plan (with the value of one restricted stock unit deemed equivalent to the value of one share of Common Stock and based on the closing price of the Common Stock on the New York Stock Exchange on the date of grant). The restricted stock units set forth in this table vest 20% on each of the first, second, third, fourth and fifth anniversary of the date of grant. On each vesting date, the holder will receive shares of Common Stock representing the applicable percentage of the total number of restricted stock units granted. Holders of restricted stock units receive payments equal to the dividends that would have been paid on an equivalent number of shares of Common Stock. The grants of restricted stock units do not entitle the holders to any voting rights. As of December 31, 2005, the total holdings of restricted stock units of the Named Executive Officers and the market value of such holdings (with the value of one unit deemed equivalent to the value of one share of Common Stock on the New York Stock Exchange based on the closing price on December 30, 2005 of $67.72) were as follows: Mr. Reyes - 10,000 restricted stock units ($677,200), Mr. Baumann - 5,000 restricted stock units ($338,600), Mr. Graul - 7,500 restricted stock units ($507,900), Mr. Doll - 5,000 restricted stock units ($338,600).

(3) All Other Compensation consists solely of employer contributions to the 401(k) Plan (3% of the annual cash compensation up to a maximum of $8,400 in 2005) and dividend equivalent payments based on ownership of restricted stock units in the case of Mr. Reyes of $17,000; Mr. Baumann of $8,500; Mr. Graul of $14,250 and Mr. Doll of $9,500.

(4) Mr. Havner succeeded Mr. Hughes as Chief Executive Officer in November 2002. Compensation to Mr. Havner in this table does not include compensation paid to Mr. Havner in 2003 and 2004 by PS Business Parks, Inc., an affiliate of the Company.

(5) For the period June 30, 2003, the date Mr. Baumann joined the Company, through December 31, 2003.

(6) For the period February 23, 2004, the date Mr. Graul joined the Company, through December 31, 2004.

(7)    Represents reimbursement of relocation expenses.

(8) For the period February 21, 2005, the date Mr. Doll joined the Company, through December 31, 2005.


         The following table sets forth certain information relating to options to purchase shares of Common Stock granted to the Named Executive Officers during 2005.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants
-----------------------------------------------------------------------------------------
                               Number of      Percent of                                      Potential Realizable Value
                              Securities    Total Options                                      at Assumed Annual Rates
                              Underlying      Granted to     Exercise                        of Share Price Appreciation
                                Options      Employees in      Price                               for Option Term
            Name              Granted (#)    Fiscal Year      ($/Sh)     Expiration Date         5%             10%
 --------------------------- -------------- --------------- ------------ ----------------- - -----------------------------

Ronald L. Havner, Jr.           83,000        28.82%       $69.87         12/8/2015        $3,647,000      $9,242,000
John Reyes                           0        --            --            --                       --              --
John S. Baumann                      0        --            --            --                       --              --
John E. Graul                   40,000        13.89%       $56.12         3/3/2015          1,412,000       3,578,000
David F. Doll                   50,000        17.36%       $55.66         2/21/2015         1,750,000       4,435,000


         Options granted to Mr. Havner become exercisable in three equal installments beginning on the first anniversary of the date of grant. Options granted in 2005 to Messrs. Doll and Graul become exercisable in five equal installments beginning on the first anniversary of the date of grant.

         The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 2005.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                         Number of                 Value of Unexercised
                                Shares                             Securities Underlying               In-the-Money
                              Acquired on         Value             Unexercised Options                 Options at
           Name               Exercise(#)      Realized($)         at December 31, 2005           December 31, 2005 (1)
-----------------------       -----------     ------------  -------------------------------  -------------------------------
                                                            Exercisable      Unexercisable   Exercisable     Unexercisable
                                                            ------------     --------------  -------------   ---------------
Ronald L. Havner, Jr.                --              --          220,333         193,667        $6,927,538      $1,283,737
John Reyes                           --              --          122,000          80,000         4,739,465       1,605,600
John S. Baumann                      --              --           28,000          52,000           892,680       1,539,720
John E. Graul                        --              --           10,000          80,000           197,400       1,253,600
David F. Doll                        --              --               --          50,000                --         603,000
--------------


(1) Based on closing price of $67.72 per share of Common Stock on December 30, 2005, as reported by the New York Stock Exchange. On March 13, 2006, the closing price per share of Common Stock as reported by the New York Stock Exchange was $82.00.

                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") is composed entirely of independent directors and has furnished the following report on executive compensation for fiscal 2005.

         EXECUTIVE COMPENSATION PHILOSOPHY. Public Storage pays its executive officers compensation the Committee deems appropriate in view of the nature of the Company's business, the performance of individual executive officers, and the Company's objective of providing incentives to its executive officers to achieve a level of individual and Company performance that will maximize the value of shareholders' investment in Public Storage. To those ends, the Public Storage compensation program consists of payment of a base salary and, potentially, bonus compensation, and incentive awards of options to purchase shares of Common Stock or of restricted stock or restricted stock units. Grants of options and restricted stock units are made under the 2001 Stock Option and Incentive Plan (the "2001 Plan").

         CASH COMPENSATION. Base salary levels are based generally on market compensation rates and each individual's role at Public Storage. The Committee determines market compensation rates by reviewing public disclosures of compensation paid to executive officers by other REITs of comparable size and market capitalization. Some of the REITs whose executive compensation the Committee considered in establishing the compensation it pays to executive officers are included in the NAREIT Equity Index referred to below under the caption "Stock Price Performance Graph." Generally, the Committee seeks to compensate Public Storage executives at levels consistent with the middle of the range of amounts paid by REITs deemed comparable by the Committee. Individual salaries may vary based on the experience and contribution to overall corporate performance by a particular executive officer.

         The Committee bases its payment of base compensation and annual bonuses on corporate, business unit and individual performance. In establishing base compensation and individual bonuses, the Committee takes into account Public Storage's overall profitability, internal revenue growth and revenue growth due to acquisitions, and the executive officer's contribution to the Company's growth and profitability, as well as compensation paid to executive officers, including the chief executive officer, at REITs deemed comparable by the Committee.

         EQUITY-BASED COMPENSATION. The Committee believes that Public Storage executive officers should have an incentive to improve the Company's performance by having an ongoing stake in the success of the Company's business. The Committee seeks to create this incentive by granting to appropriate executive officers stock options that have an exercise price of not less than 100% of the fair market value of the underlying stock on the date of grant, so that the executive officer will not profit from the option unless the price of the Common Stock increases. Options granted by the Committee also are designed to help the Company retain executive officers because the options are not exercisable at the time of grant, and achieve their maximum value only if the executive remains in the Company's employ for a period of years.

         The 2001 Plan also authorizes the Company to compensate its executive officers and other employees with grants of restricted stock or restricted stock units. Restricted stock and restricted stock units increase in value as the value of the Common Stock increases, and vest over time provided that the executive officer continues to be employed by Public Storage. Accordingly, awards of restricted stock or restricted stock units serve the Committee's objectives of retaining executive officers and other employees and motivating them to advance the interests of Public Storage and its shareholders. No restricted stock units were granted to Mr. Havner during 2005. Restricted stock units were granted to other Named Executive Officers as reflected above in the table captioned "Summary Compensation Table".

         CEO COMPENSATION. In December 2004, following a review of compensation of Chief Executive Officers at comparable REITs, the Committee set three year compensation targets for Mr. Havner's base salary, bonus target and stock option grants. The targets were conditioned on Mr. Havner's continued employment with the Company and successful achievement of performance and other goals set annually by the Committee. Accordingly, in November 2005, the Committee increased Mr. Havner's base salary to $715,000. In early 2006, the Committee awarded Mr. Havner a bonus for 2005 performance of $715,000. The Committee's decision to increase Mr. Havner's base compensation and his 2005 bonus award were based on the achievement of three goals related to (1) FFO (funds from operations), (2) revenues, and (3) the Company's FAD (funds available for distribution). The Committee noted that the Company's performance under Mr. Havner's leadership during 2005 with respect to these three goals substantially exceeded the targets set in early 2005.

         Based on the same factors described above, the Committee also awarded Mr. Havner an option to acquire 83,000 shares of common stock on December 8, 2005, at an exercise price of $69.87, the closing price for Public Storage common stock on that date. Mr. Havner's options vest over three years and have a ten year term. Under the compensation program put in place by the Committee in 2004, provided that Mr. Havner continues to be employed by the Company and meets the performance and other goals set by the Committee, he will be eligible to receive a 10% salary and bonus target increase in 2006 and to receive a stock option award of 83,000 shares of common stock in December of 2006. In February 2006, the Committee set the performance targets for 2006 incentive compensation for the CEO and the other Named Executive Officers as achievement of goals related to (1) FFO (funds from operations), (2) revenues, and (3) the Company's FAD (funds available for distribution).

         CODE SECTION 162(m). Section 162(m) of the Code imposes a $1,000,000 limit on the annual deduction that may be claimed for compensation paid to each of the chief executive officer and four other highest paid employees of a publicly held corporation. Certain performance-based compensation awarded under a plan approved by shareholders is excluded from that limitation. In 2005, the Company's shareholders approved the Company's Performance-Based Plan, which is designed to permit the Compensation Committee to make awards that will qualify for deduction as performance-based compensation. The Committee intends to structure awards to qualify for deductibility under Section 162(m) to the extent consistent with business requirements.

                             COMPENSATION COMMITTEE

                           Daniel C. Staton (Chairman)
                           Robert J. Abernethy
                           Dann V. Angeloff
                           Uri P. Harkham

                 EMPLOYMENT AGREEMENTS AND TERMINATION PAYMENTS

         B. Wayne Hughes. Pursuant to a consulting arrangement approved by the Compensation Committee and by the disinterested directors in March 2004, B. Wayne Hughes, Chairman of the Board and former Chief Executive Officer, (1) agreed to be available for up to 50 partial days a year for consulting services,
(2) receives compensation of $60,000 per year and the use of a car, and (3) is provided with an executive assistant and office at the Company's headquarters. The consulting arrangement expires on December 31, 2013.

         Harvey Lenkin. In August 2003, Harvey Lenkin entered into an employment agreement with the Company that provided, among other terms, and that Mr. Lenkin would continue to serve as President and Chief Operating Officer of Public Storage until his retirement on June 30, 2005, with compensation at a rate of $550,000 per year. Effective July 2, 2005 upon his retirement from the Company, Mr. Lenkin entered into a consulting agreement with the Company that provides for compensation of $12,500 per month. The agreement terminates on June 30, 2006, unless earlier terminated on sixty days prior notice by the Company. The agreements were approved by the Compensation Committee and by the Board of Directors (with Mr. Lenkin not participating).

                            COMPENSATION OF DIRECTORS

         Each director who is not an officer or employee of Public Storage or an
affiliate  is  considered  an  Outside   Director  and  receives  the  following
compensation:

     o   An annual retainer of $30,000 paid quarterly;

     o Each member of the Audit, Compensation and Nominating/Corporate Governance Committees of the Board is paid an annual fees of $5,000 paid quarterly, with the Chairman receiving an additional $2,500 per year; and

     o In addition, John T. Evans, received a fee of $25,000 for services as chairman of a special committee in 2005, and the other members of the special committee, Robert J. Abernethy and Daniel C. Staton, each received $10,000.

         The following table presents the compensation provided by the Company to Outside Directors (which do not include B. Wayne Hughes and Ronald L. Havner, Jr.) for fiscal year ended December 31, 2005.

                       Outside Director Compensation Table


                                                 Board/Committee
                                Annual Cash     Meeting & Chairman                       Stock Underlying
Name                             Retainer              Fees               Total          Options Granted
----------------------------- ---------------- --------------------- ----------------- ---------------------
Robert J. Abernethy                $30,000             $22,500             $52,500                 2,500

Dann V. Angeloff                   $30,000             $12,500             $42,500                 2,500

William C. Baker                   $30,000              $5,000             $35,000                 2,500
-
John T. Evans                      $30,000             $35,000             $65,000                 2,500

Uri P. Harkham                     $30,000              $5,000             $35,000                 2,500

B. Wayne Hughes, Jr.               $30,000                   -             $30,000                 2,500

Harvey Lenkin (a) (b)              $15,000                   -             $15,000                 2,500

Daniel C. Staton                   $30,000             $22,500             $52,500                 2,500


(a)  Pro-rated for periods of service as an Outside Director.

(b) B. Wayne Hughes and Harvey Lenkin are also compensated under consulting agreements with Public Storage. See "Employment Agreements and Termination Payments" above.

         The Company's policy is also to reimburse directors for reasonable expenses.

DIRECTOR EQUITY AWARDS

         Each of the Company's Outside Directors who receives directors' fees also receives automatic grants of options under the 2001 Stock Option and Incentive Plan (the "2001 Plan"). Ronald L. Havner, Jr. is eligible to receive discretionary grants of options and restricted stock under the 2001 Plan in his capacity as President & Chief Executive Officer of Public Storage. Under the 2001 Plan, each new Outside Director is, upon the date of his or her initial election by the Board or the shareholders to serve as an Outside Director, automatically granted a non-qualified option to purchase 15,000 shares of common stock. After each annual meeting of shareholders, each Outside Director then duly elected and serving (other than an Outside Director initially elected to the Board at such annual meeting) is automatically granted, as of the date of such annual meeting, a non-qualified option to purchase 2,500 shares of common stock, so long as such person has attended, in person or by telephone, at least 75% of the meetings held by the Board of Directors and of any committee on which the director served during the immediately preceding calendar year.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is comprised of Daniel C. Staton (Chairman), Robert J. Abernethy, Dann V. Angeloff and Uri P. Harkham, none of whom has ever been an employee of the Company. No member of the committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K. No executive officer of Public Storage serves on the compensation committee or board of directors of any other entity which has an executive officer who also serves on the Compensation Committee or Board of Directors of Public Storage at any time during 2005.

         Messrs. Hughes, Havner, Lenkin and Hughes, Jr., who are or were officers of Public Storage, are members of the Board of Directors.

                          STOCK PRICE PERFORMANCE GRAPH

         The graph set forth below compares the yearly change in the Company's cumulative total shareholder return on its Common Stock for the five-year period ended December 31, 2005 to the cumulative total return of the Standard and Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts Equity Index ("NAREIT Equity Index") for the same period (total shareholder return equals price appreciation plus dividends). The stock price performance graph assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 2000 and that all dividends were reinvested. The stock price performance shown in the graph is not necessarily indicative of future price performance.

[Graph Omitted]

---------------------------- --------------- --------------- --------------- ---------------- --------------- ---------------
                                12/31/00        12/31/01        12/31/02        12/31/03         12/31/04        12/31/05
---------------------------- --------------- --------------- --------------- ---------------- --------------- ---------------
Public Storage, Inc.            $    100.00      $    144.82    $    147.57    $    208.29       $    277.44     $     347.18
S&P 500                              100.00            88.11           68.64         88.33             97.94           102.75
NAREIT Equity                        100.00           113.93          118.29        162.21            213.43           239.39


ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Shareholder Matters
         -------------------------------

         The following table sets forth information as of the dates indicated with respect to persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Common Stock ("Common Shares") or the Depositary Shares:


                                                                                        Depositary Shares Each
                                                                                       Representing 1/1,000 of a
                                                            Common Shares           Share of Equity Stock, Series A
                                                         Beneficially Owned               Beneficially Owned
                                                   -----------------------------    -------------------------------
                                                        Number          Percent          Number          Percent
                Name and Address                      of Shares        of Class        of Shares        of Class
----------------------------------------           -------------      ----------    --------------     ------------
B. Wayne Hughes (1)                                  19,901,850          15.4%            55,685            .6%
B. Wayne Hughes, Jr. (1)                              4,736,080           3.7%            39,089            .4%
Tamara Hughes Gustavson (1)                          21,470,312          16.6%         1,201,354          13.7%
B. Wayne Hughes, Jr. and
  Tamara Hughes Gustavson (1)                            11,348            --                 43            --
                                                   -------------      ----------    --------------     ------------
     Total                                           46,119,590          35.7%         1,296,171          14.8%
701 Western Avenue
Glendale, California 91201

Cohen & Steers Capital Management, Inc.                   (3)            (3)             826,200           9.4%
757 Third Avenue
New York, New York 10017 (2)
----------------

(1) This information is as of March 3, 2006. B. Wayne Hughes, B. Wayne Hughes, Jr. and Tamara Hughes Gustavson have filed a joint Schedule 13D, as amended most recently on November 1, 2002, reporting their collective ownership of Common Shares and Depositary Shares and may constitute a "group" within the meaning of section 13(d)(3) of the Securities Exchange Act of 1934, although each of these persons disclaims beneficial ownership of the shares owned by the others.

(2) This information is as of December 31, 2005 (except that the percent shown is based on the Depositary Shares outstanding at March 3, 2006) and is based on a Schedule 13G filed on February 14, 2006 by Cohen & Steers Capital Management, Inc. ("CSCM"), an investment adviser registered under the Investment Advisers Act of 1940. CSCM reports in this Schedule 13G that it has sole voting power of 802,400 Depositary Shares and sole dispositive power of 826,200 Depositary Shares.

(3)  Less than 5%.

         SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information as of February 28, 2006 concerning the beneficial ownership of the Common Shares and the Depositary Shares of each director of the Company, the Company's Chief Executive Officer, the other four most highly compensated persons who were executive officers of the Company on December 31, 2005 and all directors and executive officers as a group:


                                       Common Shares:                                Depositary Shares Each Representing
                                       Beneficially Owned (excluding options)(1)     1/1,000 of a Share of Equity Stock,
                                       Shares Subject to Options(2)                  Series A Beneficially Owned
                                       -----------------------------------------     -----------------------------------------
         Name                            Number of Shares                Percent      Number of Shares               Percent
---------------------------            ------------------                -------     -----------------             -----------
B. Wayne Hughes                             19,901,850                      15.4%        55,685                         .6%

Ronald L. Havner, Jr.                           20,300                         *             --                          *
                                               220,333(2)                     .2%
                                               -------                        ---
                                               240,633                       .2%

Robert J. Abernethy                             91,567                         *          2,108                          *
                                                19,999(2)                      *
                                               -------                        ---
                                               111,566                         *

Dann V. Angeloff                                58,554(4)                      *         17,000                           *
                                                 9,999(2)                      *
                                               -------                        ---
                                                68,553                         *

William C. Baker                                25,000                         *            455                          *
                                                19,999(2)                      *
                                               -------                        ---
                                                44,999                         *

John T. Evans                                      600                         --            --                          --
                                                10,833(2)                      *
                                               -------                        ---
                                                11,433                         --

Uri P. Harkham                                  53,329                         *          3,402                          *
                                                12,499(2)                      *
                                               -------                        ---
                                                64,828                         *

B. Wayne Hughes, Jr.                         4,747,428(5)                    3.7%        35,921(5)                      .4%

Harvey Lenkin                                  134,279(3)                    .1%          3,966(3)                       *

Daniel C. Staton                                14,038                         *             47                          *
                                                 4,166(2)                      *
                                               -------                        ---
                                                18,204                         *

John Reyes                                      27,669                         *          1,905                          *
                                               122,000(2)                     .1%
                                               -------                        ---
                                               149,669                        .1%

John S. Baumann                                  1,000                         *             --                          --
                                                28,000(2)
                                               -------                        ---
                                                29,000

John E. Graul                                    1,500                         *             --                          --
                                                28,000(2)
                                               -------                        ---
                                                29,500

David F. Doll                                    1,000                         *             --                          --
                                                10,000(2)
                                               -------                        ---
                                                11,000

                                            25,078,114 (1)(3)(4)(5)(6)      19.4%
All Directors and Executive Officers           485,828 (2)                    .4%
as a Group                                     -------                        ---
(14 persons)                                25,563,942                      19.8%       120,489(1)(3)(5)(6)            1.4%
---------------
 *      Less than 0.1%


(1) Represents Common Shares or Depositary Shares, as applicable, beneficially owned as of March 1, 2006. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares. Includes shares credited to the accounts of the executive officers of the Company that are held in the 401(k) Plan. Does not include restricted stock units described in note (1) to the summary compensation table under "Compensation - Compensation of Executive Officers" unless such units would vest within 60 days of March 1, 2006.

(2) Represents options exercisable within 60 days of March 1, 2006 to purchase Common Shares.

(3) Common Shares include 2,776 Common Shares held of record or beneficially by Mr. Lenkin's spouse or a son as to which each has investment power. Depositary Shares include 425 Depositary Shares held of record or beneficially by Mr. Lenkin's spouse or a son as to which each has investment power.

(4) Includes 2,000 Common Shares held by Mr. Angeloff's spouse as to which she has investment power.

(5) Common Shares include 378,434 Common Shares, held of record or beneficially by Mr. Hughes, Jr.'s spouse or their children as to which she has investment power and 11,348 Common Shares held jointly by Mr. Hughes, Jr. and Ms. Hughes Gustavson as to which they share investment power. Depositary shares include 1,371 Depositary Shares held of record or beneficially by Mr. Hughes, Jr.'s spouse or their children as to which she has investment power and 43 Depositary Shares held jointly by Mr. Hughes, Jr. and Ms. Hughes Gustavson as to which they share investment power.

(6) Includes shares held of record or beneficially by members of the immediate family of executive officers of the Company and shares credited to the accounts of the executive officers of the Company that are held in the 401(k) Plan.

         The following table sets forth information as of December 31, 2005 on the Company's equity compensation plans:


                                       Number of securities          Weighted average   Number of securities
                                         to be issued upon          exercise price of    remaining available
                                            exercise of                outstanding       for future issuance
                                       outstanding options,         options, warrants       under equity
                                        warrants and rights             and rights       compensation plans
                                       ---------------------        ------------------  --------------------
Equity  compensation  plans approved
 by security holders (a)..........             1,644,807     (b)         $    43.84           2,181,000

 Equity    compensation   plans   not
 approved by security holders (c).                78,169                      23.41             831,671


(a) The Company's stock option and stock incentive plans are described more fully in Note 13 to the consolidated financial statements. All plans other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company's shareholders.

(b) Includes 299,830 restricted stock units that, if and when vested, will be settled in shares of common stock of the Company on a one for one basis.

(c) The outstanding options granted under plans not approved by the Company's shareholders were granted under the Company's 2000 and 2001 Non-Executive/Non-Director Plan, which does not allow participation by the Company's executive officers and directors. The principal terms of these plans are as follows: (1) 2,500,000 shares of common stock were authorized for grant, (2) this plan is administered by the Equity Awards Committee, except that grants in excess of 100,000 shares to any one person requires approval by the Executive Equity Awards Committee, (3) options are granted at fair market value on the date of grant, (4) options have a ten year term and (5) options vest over three years in equal installments, or as indicated by the applicable grant agreement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         RELATIONSHIPS AND TRANSACTIONS WITH THE HUGHES FAMILY

         The Hughes Family has ownership interests in, and operate approximately 44 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. The Company does not currently own any interests in these facilities nor does it own any facilities in Canada. The Hughes Family owns approximately 36% of our Common Stock outstanding at December 31, 2005. The Company has a right of first refusal to acquire the stock or assets of the corporation that manages the 44 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, the Company has no interest in the operations of this corporation, the Company has no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and the Company receives no benefit from the profits and increases in value of the Canadian self-storage facilities.

         Prior to December 31, 2003, the Company's personnel were engaged in the supervision and the operation of these Canadian self-storage facilities and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003. In October 2005, the Company's Board of Directors (with B. Wayne Hughes and B. Wayne Hughes Jr. abstaining) approved the reimbursement of CAD $653,424 (plus CAD $52,274 in interest accrued at 4%) representing the amount previously charged to the Canadian entities for system development costs that the Company no longer permits them to use. These amounts were reimbursed to PS Canada in November 2005.

         The Company, through subsidiaries, continues to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. The Company had acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During 2005, PSIC received $1,052,000 in reinsurance premiums attributable to the Canadian Facilities. Since PSIC's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

         In November 1999, the Company, through two wholly-owned entities, PS Pennsylvania Trust and PS Texas Holdings, Ltd. (collectively, "PSA"), formed a joint venture (the "Consolidated Development JV") that developed and owned approximately $109 million of self-storage facilities and $100 million of shares of the Company's Equity Stock, Series AAA. At August 5, 2005, the Consolidated Development JV also owned 712,400 shares of the Company's Common Stock. The partners of the Consolidated Development JV were PSA and a limited liability company (referred to hereinafter as "PSAC"). The members of PSAC are a state pension plan (the "Investor") and B. Wayne Hughes. The Consolidated Development JV was capitalized with approximately $202 million; PSA contributed approximately $104 million and had a 51% ownership interest and PSAC contributed approximately $98 million and had a 49% ownership interest. The term of the Consolidated Development JV was 15 years. The Investor, as a member of PSAC, had the right at the end of the sixth year to cause an early termination of the Consolidated Development JV and PSAC, which it exercised in 2005. Accordingly, on August 5, 2005, we acquired the institutional investor's interest in PSAC for approximately $41,420,000 in cash. This acquisition gave us a controlling position in PSAC and the contractual right to acquire the remaining interest in PSAC held by Mr. Hughes, which we exercised in November 2005. In accordance with the preexisting agreements, we paid Mr. Hughes a total of $64,513,000 on November 17, 2005 to acquire his interest. In addition, during 2005 Mr. Hughes received a total of $4,756,000, representing his contractual interest in the cash flow of the partnership from January 1, 2005 through the date we acquired his interest.

         The Company and Mr. Hughes are co-general partners in certain of certain partnerships, some of which are consolidated with the Company and some of which are unconsolidated. Mr. Hughes and his family also own limited partnership interests in certain of these partnerships. The Company and Mr. Hughes and his family receive distributions from these partnerships in accordance with the terms of the partnership agreements.

         MANAGEMENT AGREEMENT WITH PS BUSINESS PARKS, INC.

         PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. Public Storage paid a total of $579,000 in management fees with respect to PSB's property management services in 2005.

         COST SHARING ARRANGEMENTS WITH PSB

         Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services. PSB's share of these costs totaled approximately $340,000 for the year ended December 31, 2005.

         Stor-RE and third party insurance carriers have provided PS Canada, the Company, PSB, and other affiliates of the Company with liability and casualty insurance coverage until March 31, 2004. PS Canada has a 2.2% interest, and PSB has a 4.0% interest, in Stor-RE. PS Canada and PSB obtained their own liability and casualty insurance covering occurrences after April 1, 2004. For occurrences before April 1, 2004, STOR-Re continues to provide liability and casualty insurance coverage consistent with the relevant agreements.

         LEGAL PROCEEDINGs

         In November 2002, a shareholder of the Company made a demand on the Board of Directors that challenged the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and related matters. PSIC was previously owned by the Hughes Family.

         In June 2003, the Hughes Family filed a complaint (Gustavson, et al v. Public Storage, Inc.) for declaratory relief asking the court to find that the acquisition of PSIC and related matters were fair to the Company. The Company filed an answer to the Hughes Family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes Family in respect of PSIC. By order of the Superior Court, the matter was tried before Justice Malcolm Lucas, a former chief justice of the California Supreme Court. In October 2005, Judge Lucas rendered his decision, ruling against the Company by finding that the PSIC transaction was just and reasonable as to the Company and holding that the Hughes Family was not required to make any payment to the Company. The Superior Court has formally entered judgment accordingly and this lawsuit has been concluded.

         At the end of December 2004, the same shareholder referred to above and a second shareholder filed a shareholder's derivative complaint (Potter, et al v. Hughes, et al) naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in the Potter complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In June 2005, the court granted the defendants' motion to dismiss the Potter complaint with leave to amend the complaint. In July 2005, the plaintiffs filed an amended complaint, and the defendants filed a motion to dismiss the amended complaint. The matter is currently under submission. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

         The following table shows the fees billed or expected to be billed to the Company by Ernst & Young for audit and other services provided for fiscal 2005 and 2004:

                                    2005           2004
                                ------------    -----------
   Audit Fees (a)               $   548,800     $   581,300
   Audit-Related Fees                     -               -
   Tax Fees (b)                     688,600         546,300
   All Other Fees                         -               -
                                ------------    -----------
   Total                        $ 1,237,400     $ 1,127,600
---------------------------

(a) Audit Fees represent fees for professional services provided in connection with the audits of the Company's annual financial statements and internal control over financial reporting, review of the quarterly financial statements included in the Company's quarterly reports on Form 10-Q and services in connection with the Company's registration statements and securities offerings.

(b) During 2005 tax fees included $644,800 for preparation of federal and state income tax returns for the Company and its consolidated entities and $43,800 for tax planning. During 2004, $12,200 of the tax services were for tax planning, primarily related to acquisitions. All other 2004 tax fees were for preparation of federal and state income tax returns.

         The Audit Committee has adopted a pre-approval policy relating to any services provided by the Company's independent registered public accounting firm. Under this policy the Audit Committee of the Company pre-approved all services performed by Ernst & Young LLP during 2005, including those listed above. At this time, the Audit Committee has not delegated pre-approval authority to any member or members of the Audit Committee.

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

      3. Exhibits

            See Index to Exhibits contained herein.

b.    Exhibits:

         See Index to Exhibits contained herein.

c.    Financial Statement Schedules

         Not applicable.

                              PUBLIC STORAGE, INC.

                              INDEX TO EXHIBITS(1)

                           (Items 15(a)(3) and 15(c))

3.1 Restated Articles of Incorporation of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 33-54557) and incorporated herein by reference.

3.2 Certificate of Amendment of Articles of Incorporation of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-3/A (SEC File No. 33-63947) and incorporated herein by reference.

3.3 Certificate of Amendment of Articles of Incorporation of Public Storage, Inc. Filed with Registrant's Registration Statement on Form S-3 (SEC File No. 333-18395) and incorporated herein by reference.

3.4 Certificate of Determination of Preferences of 10% Cumulative Preferred Stock, Series A of Storage Equities, Inc. Filed with Registrant's
         Registration Statement on Form S-4 (SEC File No. 33-54557) and incorporated herein by reference.

3.5 Amendment to Certificate of Determination of Preferences of 10% Cumulative Preferred Stock, Series A of Public Storage, Inc. Filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.6 Certificate of Determination of Preferences of 9.20% Cumulative Preferred Stock, Series B of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 33-54557) and incorporated herein by reference.

3.7 Amendment to Certificate of Determination of Preferences of 9.20% Cumulative Preferred Stock, Series B of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 33-56925) and incorporated herein by reference.

3.8 Amendment to Certificate of Determination of Preferences of 9.20% Cumulative Preferred Stock, Series B of Public Storage, Inc. Filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

3.9 Certificate of Determination of Preferences of 8.25% Convertible Preferred Stock of Public Storage, Inc. Filed with Registrant's
         Registration Statement on Form S-4 (SEC File No. 33-54557) and incorporated herein by reference.

3.10 Certificate of Determination of Preferences of Adjustable Rate Cumulative Preferred Stock, Series C of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 33-54557) and incorporated herein by reference.

3.11 Amendment to Certificate of Determination of Preferences of Adjustable Rate Cumulative Preferred Stock, Series C of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

3.12 Certificate of Determination of Preferences of 9.50% Cumulative Preferred Stock, Series D of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the 9.50% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.13 Amendment to Certificate of Determination of Preferences of 9.50% Cumulative Preferred Stock, Series D of Public Storage, Inc. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

3.14 Certificate of Determination of Preferences of 10% Cumulative Preferred Stock, Series E of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the 10% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.15 Amendment to Certificate of Determination of Preferences of 10% Cumulative Preferred Stock, Series E of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated April 25, 2005 and incorporated herein by reference.

3.16 Certificate of Determination of Preferences of 9.75% Cumulative Preferred Stock, Series F of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the 9.75% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.17 Amendment to Certificate of Determination of Preferences of 9.750% Cumulative Preferred Stock, Series F of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated August 17, 2005 and incorporated herein by reference.

3.18 Certificate of Determination of Preferences of 8-7/8% Cumulative Preferred Stock, Series G of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8%
         Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.19 Certificate of Determination of Preferences of 8.45% Cumulative Preferred Stock, Series H of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.20 Certificate of Determination of Preferences of Convertible Preferred Stock, Series CC of Public Storage, Inc. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 333-03749) and incorporated herein by reference.

3.21 Certificate of Correction of Certificate of Determination of Preferences of Convertible Participating Preferred Stock of Public Storage, Inc. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 333-08791) and incorporated herein by reference.

3.22 Certificate of Determination of Preferences of 8 5/8% Cumulative Preferred Stock, Series I of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8 5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.23 Certificate of Determination of Equity Stock, Series A of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

3.24 Certificate of Determination of Preferences of 8% Cumulative Preferred Stock, Series J of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.25 Certificate of Correction of Certificate of Determination of Preferences of 8.25% Convertible Preferred Stock of Public Storage, Inc. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 333-61045) and incorporated herein by reference.

3.26 Certificate of Determination of Preferences of 8 1/4% Cumulative Preferred Stock, Series K of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8 1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.27 Certificate of Determination of Preferences of 8 1/4% Cumulative Preferred Stock, Series L of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8 1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.28 Certificate of Determination of Preferences of 8.75% Cumulative Preferred Stock, Series M of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

3.29 Certificate of Determination of Equity Stock, Series AA of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.30 Certificate Decreasing Shares Constituting Equity Stock, Series A of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.31 Certificate of Determination of Equity Stock, Series A of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.32 Certificate of Amendment of Certificate of Determination of Equity Stock, Series A of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

3.33 Certificate of Determination of Equity Stock, Series AAA of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

3.34 Certificate of Determination of Preferences of 9.5% Cumulative Preferred Stock, Series N of Public Storage, Inc. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

3.35 Certificate of Determination of Preferences of 9.125% Cumulative Preferred Stock, Series O of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

3.36 Certificate of Determination of Preferences of 8.75% Cumulative Preferred Stock, Series P of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.37 Certificate of Determination of Preferences of 8.600% Cumulative Preferred Stock, Series Q of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A/A (No. 001-08389) relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

3.38 Certificate of Amendment of Certificate of Determination of Equity Stock, Series A of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

3.39 Certificate of Determination of Preferences of 8.000% Cumulative Preferred Stock, Series R of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000%
         Cumulative Preferred Stock, Series R and incorporated herein by reference.

3.40 Certificate of Determination of Preferences of 7.875% Cumulative Preferred Stock, Series S of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875%
         Cumulative Preferred Stock, Series S and incorporated herein by reference.

3.41 Certificate of Determination of Preferences of 7.625% Cumulative Preferred Stock, Series T of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625%
         Cumulative Preferred Stock, Series T and incorporated herein by reference.

3.42 Certificate of Determination of Preferences of 7.625% Cumulative Preferred Stock, Series U of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

3.43 Amendment to Certificate of Determination of Preferences of 7.625% Cumulative Preferred Stock, Series T of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.44 Certificate of Determination of Preferences of 7.500% Cumulative Preferred Stock, Series V of Public Storage, Inc. Filed with Registrant's Registration Statement Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

3.45 Certificate of Determination of Preferences of 6.500% Cumulative Preferred Stock, Series W of Public Storage, Inc. Filed with Registrant's Registration Statement Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.46 Certificate of Determination of Preferences 6.450% Cumulative Preferred Stock, Series X of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

3.47 Certificate of Determination of Preferences of 6.85% Cumulative Preferred Stock, Series Y of Public Storage, Inc. Filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.48 Certificate of Determination of Preferences of 6.250% Cumulative Preferred Stock, Series Z of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250%
         Cumulative Preferred Stock, Series Z and incorporated herein by reference.

3.49 Certificate of Determination of Preferences of 6.125% Cumulative Preferred Stock, Series A of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125%
         Cumulative Preferred Stock, Series A and incorporated herein by reference.

3.50 Certificate of Determination of Preferences of 6.40% Cumulative Preferred Stock, Series NN of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.51 Certificate of Determination of Preferences of 7.125% Cumulative Preferred Stock, Series B of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125%
         Cumulative Preferred Stock, Series B and incorporated herein by reference.

3.52 Certificate of Determination of Preferences of 6.60% Cumulative Preferred Stock, Series C of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

3.53 Certificate of Determination of Preferences of 6.18% Cumulative Preferred Stock, Series D of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.54 Certificate of Determination of Preferences of 6.75% Cumulative Preferred Stock, Series E of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.55 Certificate of Determination of Preferences of 6.45% Cumulative Preferred Stock, Series F of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.56 Amendment to Certificate of Determination of Preferences 6.45% Cumulative Preferred Stock, Series F of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.57 Certificate of Determination of Preferences of 7.00% Cumulative Preferred Stock, Series G of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.00% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.58 Certificate of Determination of Preferences of 6.95% Cumulative Preferred Stock, Series H of Public Storage, Inc. Filed with
         Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.95% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.59 Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series G (8.875%), H (8.45%), I (8.625%), J (8%), K (8.25%), L (8.25%), M (8.75%), N (9.5%),
         O (9.125%) and P (8.75%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 22, 2005 and incorporated herein by reference.

3.60 Revised Bylaws of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-4/A (SEC File No. 33-64971) and incorporated herein by reference.

3.61 Amendment to Bylaws of Public Storage, Inc. adopted on May 9, 1996. Filed with Registrant's Registration Statement on Form S-4 (Sec File No. 333-03749) and incorporated herein by reference.

3.62 Amendment to Bylaws of Public Storage, Inc. adopted on June 26, 1997. Filed with Registrant's Registration Statement on Form S-3/A (SEC File No. 333-41123) and incorporated herein by reference.

3.63 Amendment to Bylaws of Public Storage, Inc. adopted on January 6, 1998. Filed with Registrant's Registration Statement on Form S-3/A (SEC File No. 333-41123) and incorporated herein by reference.

3.64 Amendment to Bylaws of Public Storage, Inc. adopted on February 10, 1998. Filed with Registrant's Current Report on Form 8-K dated February 10, 1998 and incorporated herein by reference.

3.65 Amendment to Bylaws of Public Storage, Inc. adopted on March 4, 1999. Filed with Registrant's Current Report on Form 8-K dated March 4, 1999 and incorporated herein by reference.

3.66 Amendment to Bylaws of Public Storage, Inc. adopted on May 6, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

3.67 Amendment to Bylaws of Public Storage, Inc. adopted on November 7, 2002. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

3.68 Amendment to Bylaws of Public Storage, Inc. adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.69 Amendment to Bylaws of Public Storage, Inc. adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

3.70 Amendment to Bylaws of Public Storage, Inc. adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.1 Amended Management Agreement between Registrant and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2 Second Amended and Restated Management Agreement by and among Registrant and the entities listed therein dated as of November 16, 1995. Filed with PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 001-11186) and incorporated herein by reference.

10.3 Limited Partnership Agreement of PSAF Development Partners, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.

10.4 Agreement of Limited Partnership of PS Business Parks, L.P. Filed with PS Business Parks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.5 Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L.P. (March 12, 1999). Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

10.6 Limited Partnership Agreement of PSAC Development Partners, L.P. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

10.7     Agreement  of  Limited  Liability  Company of PSAC  Storage  Investors,
         L.L.C. Filed with Registrant's Current Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

10.8 Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

10.9 Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

10.10 Second Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

10.11 Third Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.12 Limited Partnership Agreement of PSAF Acquisition Partners, L.P. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.13 Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of November 1, 2001. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.14 Second Amendment to Credit Agreement by and among Registrant, Wells Fargo Bank, National Association, as agent, and the financial institutions party thereto dated as of March 25, 2004. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

10.15 Note Purchase Agreement with respect to $100,000,000 of Senior Notes of Storage Trust Properties, L.P. dated as of January 20, 1997. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 001-13462) and incorporated herein by reference.

10.16 Agreement and Plan of Merger by and among Storage Trust Realty, Registrant and Newco Merger Subsidiary, Inc. dated as of November 12, 1998. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 333-68543) and incorporated herein by reference.

10.17 Amendment No. 1 to Agreement and Plan of Merger by and among Storage Trust Realty, Registrant, Newco Merger Subsidiary, Inc. and STR Merger Subsidiary, Inc. dated as of January 19, 1999. Filed with Registrant's Registration Statement on Form S-4/A (SEC File No. 333-68543) and incorporated herein by reference.

10.18 Deposit Agreement dated as of December 13, 1995, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8% Cumulative Preferred Stock, Series G. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8-7/8%
         Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.19 Deposit Agreement dated as of January 25, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.45% Cumulative Preferred Stock, Series H and incorporated herein by reference.

10.20 Deposit Agreement dated as of November 1, 1996, among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8 5/8% Cumulative Preferred Stock, Series I. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8 5/8% Cumulative Preferred Stock, Series I and incorporated herein by reference.

10.21 10.11 Deposit Agreement dated as of August 28, 1997 among Registrant, The First National Bank of Boston, and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8% Cumulative Preferred Stock, Series J and incorporated herein by reference.

10.22 Deposit Agreement dated as of January 19, 1999 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8 1/4% Cumulative Preferred Stock, Series K. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8 1/4% Cumulative Preferred Stock, Series K and incorporated herein by reference.

10.23 Deposit Agreement dated as of March 10, 1999 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8 1/4% Cumulative Preferred Stock, Series L. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8 1/4% Cumulative Preferred Stock, Series L and incorporated herein by reference.

10.24 Deposit Agreement dated as of August 17, 1999 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.75% Cumulative Preferred Stock, Series M and incorporated herein by reference.

10.25 Deposit Agreement dated as of January 14, 2000 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A and incorporated herein by reference.

10.26 Deposit Agreement dated as of January 19, 2001 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q. Filed with Registrant's Registration Statement on Form 8-A/A (SEC File No. 0010-08389) relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.600% Cumulative Preferred Stock, Series Q and incorporated herein by reference.

10.27 Deposit Agreement dated as of September 28, 2001 among Registrant, Fleet National Bank and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 8.000% Cumulative Preferred Stock, Series R and incorporated herein by reference.

10.28 Deposit Agreement dated as of October 31, 2001 among Registrant, Fleet National Bank and the holder of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.875% Cumulative Preferred Stock, Series S and incorporated herein by reference.

10.29 Deposit Agreement dated as of January 18, 2002 among Registrant, Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625%
         Cumulative Preferred Stock, Series T and incorporated herein by reference.

10.30 Deposit Agreement dated as of February 19, 2002 among Registrant, Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625%
         Cumulative Preferred Stock, Series U and incorporated herein by reference.

10.31 Deposit Agreement dated as of September 30, 2002 among Registrant, Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500%
         Cumulative Preferred Stock, Series V and incorporated herein by reference.

10.32 Deposit Agreement dated as of October 6, 2003 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

10.33 Deposit Agreement dated as of November 13, 2003 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

10.34 Deposit Agreement dated as of March 5, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

10.35 Deposit Agreement dated as of March 31, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

10.36 Deposit Agreement dated as of June 30, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B and incorporated herein by reference.

10.37 Deposit Agreement dated as of September 13, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

10.38 Deposit Agreement dated as of February 28, 2005 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D and incorporated herein by reference.

10.39 Deposit Agreement dated as of April 27, 2005 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

10.40 Deposit Agreement dated as of August 23, 2005 among Registrant, Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of depositary receipts evidencing Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Registration Statement on Form 8-A relating to Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

10.41 Deposit Agreement dated as of October 3, 2005 among Registrant, Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of depositary receipts evidencing additional Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Registration
         Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

10.42 Deposit Agreement dated December 12, 2005 among Registrant and Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.00% Cumulative Preferred Stock, Series G. Filed with Registrant's Registration
         Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.00% Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.43 Deposit Agreement dated January 19, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 6.95% Cumulative Preferred Stock, Series H. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.95% Cumulative Preferred Stock, Series H and incorporated herein by reference.

10.44    Intentionally omitted.

10.45* Registrant's 1990 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.46* Registrant's 1994 Stock Option Plan. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.47*   Registrant's   1996  Stock  Option  and  Incentive  Plan.   Filed  with
         Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.48* Registrant's 2000 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with Registrant's Registration Statement on Form S-8 (SEC File No. 333-52400) and incorporated herein by reference.

10.49* Registrant's 2001 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with Registrant's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.50*   Registrant's   2001  Stock  Option  and  Incentive  Plan.   Filed  with
         Registrant's   Registration   Statement  on  Form  S-8  (SEC  File  No.
         333-59218) and incorporated herein by reference.


10.51* Form of 2001 Stock Option and Incentive Plan Non-qualified Stock Option Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.52* Form of Restricted Stock Unit Agreement. Filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.53* Form of 2001 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.54* Public Storage, Inc. Performance Based Compensation Plan for Covered Employees. Filed with Registrant's Current Report on Form 8-K dated May 11, 2005 and incorporated herein by reference.

10.55* Storage Trust Realty 1994 Share Incentive Plan. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 001-13462) and incorporated herein by reference.

10.56* Storage Trust Realty Retention Bonus Plan effective as of November 12, 1998. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 333-68543) and incorporated herein by reference.

10.57* Form of Indemnity Agreement. Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.58* Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.59* Employment Agreement between Registrant and Harvey Lenkin dated as of August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.60* Consulting Agreement between Registrant and Harvey Lenkin dated as of June 30, 2005. Filed with Registrant's Current Report on Form 8-K dated July 1, 2005 and incorporated herein by reference.

10.61 Merger Agreement, dated as of March 6, 2006, by and among Shurgard Storage Centers, Inc., ASKL Sub LLC and Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

10.62 Voting Agreement, dated as of March 6, 2006, by and among Charles K. Barbo and Public Storage, Inc.. Filed with Registrant's Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

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

23       Consent of Independent Auditors.  Filed herewith.


31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*    Compensatory benefit plan or arrangement or management contract.
(1)  SEC File No. 001-08389 unless otherwise indicated.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PUBLIC STORAGE, INC.

Date:  March 15, 2006            By:   /s/ Ronald L. Havner, Jr.
                                       -------------------------
                                       Ronald L. Havner, Jr., Vice-Chairman of
                                       the Board, Chief Executive Officer and
                                       President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                                       Title                                             Date
-------------------------------            ------------------------------------------------------            --------------
/s/ Ronald L. Havner, Jr.                  Vice-Chairman of the Board, Chief                                 March 15, 2006
-------------------------------
Ronald L. Havner, Jr.                      Executive Officer, President and Director
                                           (principal executive officer)
/s/ John Reyes                             Senior Vice President and                                         March 15, 2006
-------------------------------
John Reyes                                 Chief Financial Officer
                                           (principal financial officer and principal accounting
                                           officer)
/s/ B. Wayne Hughes                        Chairman of the Board                                             March 15, 2006
-------------------------------
B. Wayne Hughes
/s/ Harvey Lenkin                          Director                                                          March 15, 2006
-------------------------------
Harvey Lenkin
/s/ B. Wayne Hughes, Jr.                   Director                                                          March 15, 2006
-------------------------------
B. Wayne Hughes, Jr.
/s/ Robert J. Abernethy                    Director                                                          March 15, 2006
-------------------------------
Robert J. Abernethy
/s/ Dann V. Angeloff                       Director                                                          March 15, 2006
-------------------------------
Dann V. Angeloff
/s/ William C. Baker                       Director                                                          March 15, 2006
-------------------------------
William C. Baker
/s/ John T. Evans                          Director                                                          March 15, 2006
-------------------------------
John T. Evans
/s/ Uri P. Harkham                         Director                                                          March 15, 2006
-------------------------------
Uri P. Harkham
/s/ Daniel C. Staton                       Director                                                          March 15, 2006
-------------------------------
Daniel C. Staton


                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 15 (a))


                                                                 Page References
                                                                 ---------------

Report of Independent Registered Public Accounting Firm..........           F-1

Consolidated balance sheets as of
December 31, 2005 and 2004.......................................           F-2

For each of the three years in the period ended
December 31, 2005:

Consolidated statements of income................................           F-3

Consolidated statements of shareholders' equity .................           F-4

Consolidated statements of cash flows............................     F-5 - F-6

Notes to consolidated financial statements.......................    F-7 - F-41

Schedule:

III - Real estate and accumulated depreciation...................   F-42 - F-88



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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Shareholders
Public Storage, Inc.

We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Public Storage, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.


                                                              ERNST & YOUNG LLP

Los Angeles, California

March 10, 2006

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
                    (amounts in thousands, except share data)


                                                                                    December 31,         December 31,
                                                                                        2005                 2004
                                                                                 -----------------    ------------------

                                       ASSETS

Cash and cash equivalents....................................................      $     493,501        $     366,255
Real estate facilities, at cost:
   Land......................................................................          1,540,357            1,431,148
   Buildings.................................................................          4,390,127            4,079,602
                                                                                 -----------------    ------------------
                                                                                       5,930,484            5,510,750
   Accumulated depreciation..................................................         (1,500,128)           (1,320,200)
                                                                                 -----------------    ------------------
                                                                                       4,430,356            4,190,550
   Construction in process...................................................             54,472               56,160
                                                                                 -----------------    ------------------
                                                                                       4,484,828            4,246,710
Investment in real estate entities...........................................            328,555              341,304
Goodwill.....................................................................             78,204               78,204
Intangible assets, net.......................................................             98,081              104,685
Other assets.................................................................             69,317               67,632
                                                                                 -----------------    ------------------
              Total assets...................................................      $   5,552,486        $   5,204,790
                                                                                 =================    ==================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................      $     113,950        $     129,519
Debt to joint venture partner................................................             35,697               16,095
Preferred stock called for redemption........................................            172,500               54,875
Accrued and other liabilities................................................            159,360              145,431
                                                                                 -----------------    ------------------
         Total liabilities...................................................            481,507              345,920
Minority interest:
   Preferred partnership interests...........................................            225,000              310,000
   Other partnership interests...............................................             28,970              118,903
Commitments and contingencies (Note 16)......................................                  -                    -
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,698,336 shares issued (in series) and outstanding, (3,980,186 at
     December 31, 2004) at liquidation preference............................          2,498,400            2,102,150
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 128,089,563
     shares issued and outstanding (128,526,450 at December 31, 2004)........             12,809               12,853
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,744.193 shares issued and outstanding
    (8,776.102 at December 31, 2004).........................................                  -                    -
   Paid-in capital...........................................................          2,430,671            2,457,568
   Cumulative net income.....................................................          3,189,266            2,732,873
   Cumulative distributions paid.............................................         (3,314,137)          (2,875,477)
                                                                                 -----------------    ------------------
         Total shareholders' equity..........................................          4,817,009            4,429,967
                                                                                 -----------------    ------------------
              Total liabilities and shareholders' equity.....................      $   5,552,486        $   5,204,790
                                                                                 =================    ==================


                            See accompanying notes.
                                      F-2

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 2005
                  (amounts in thousands, except per share data)


                                                                           2005                2004                2003
                                                                       --------------      --------------      --------------
Revenues:
   Rental income:
      Self-storage facilities...................................        $    952,284        $    862,809        $    797,921
      Commercial properties.....................................              11,560              10,750              11,001
      Containerized storage facilities..........................              16,497              19,355              23,991
   Ancillary operations.........................................              64,173              60,996              58,506
   Interest and other income....................................              16,447               5,391               2,537
                                                                       --------------      --------------      --------------
                                                                           1,060,961             959,301             893,956
                                                                       --------------      --------------      --------------
Expenses:
  Cost of operations (excluding depreciation and amortization below):
      Storage facilities........................................             320,919             300,680             280,722
      Commercial properties.....................................               4,448               4,328               4,583
      Containerized storage facilities..........................              12,886              11,774              13,939
      Ancillary operations......................................              40,378              45,487              41,938
  Depreciation and amortization.................................             196,397             183,063             184,063
  General and administrative....................................              21,115              18,813              17,127
  Interest expense, including interest paid to related party
  (Note 9)......................................................               8,216                 760               1,121
                                                                       --------------      --------------      --------------
                                                                             604,359             564,905             543,493
                                                                       --------------      --------------      --------------
Income from continuing operations before equity in earnings of real estate entities, casualty loss, gain on disposition of
   real estate and real estate investments, and minority interest
   in income....................................................             456,602             394,396             350,463

Equity in earnings of real estate entities (Note 5).............              24,883              22,564              24,966
Casualty loss ..................................................              (1,917)             (1,250)                  -
Gain on disposition of real estate and real estate investments..               3,099               1,317               1,007
Minority interest in income:
  Preferred partnership interests:
     Based on ongoing distributions paid........................             (16,147)            (22,423)            (26,906)
     Special distribution and restructuring allocation (Note 9).                (874)            (10,063)                  -
  Other partnership interests...................................             (15,630)            (17,427)            (16,797)
                                                                       --------------      --------------      --------------
Income from continuing operations...............................             450,016             367,114             332,733
Discontinued operations (Note 3)................................               6,377                (901)              3,920
                                                                       --------------      --------------      --------------
Net income......................................................        $    456,393        $    366,213        $    336,653
                                                                       ==============      ==============      ==============
Net income allocation:
----------------------
   Allocable to preferred shareholders:
     Based on distributions paid................................        $    173,017        $    157,925        $    146,196
     Based on redemptions of preferred stock (Note 2)...........               7,538               8,724               7,120
   Allocable to Equity Stock, Series A..........................              21,443              21,501              21,501
   Allocable to common shareholders.............................             254,395             178,063             161,836
                                                                       --------------      --------------      --------------
                                                                        $    456,393        $    366,213        $    336,653
                                                                       ==============      ==============      ==============
Net income per common share - basic
   Continuing operations........................................        $       1.93        $       1.40        $      1.26
   Discontinued operations......................................                0.05               (0.01)              0.03
                                                                       --------------      --------------      --------------
                                                                        $       1.98        $       1.39        $      1.29
                                                                       ==============      ==============      ==============
Net income per common share - diluted
   Continuing operations........................................        $       1.92        $       1.39        $      1.25
   Discontinued operations......................................                0.05               (0.01)              0.03
                                                                       --------------      --------------      --------------
                                                                        $       1.97        $       1.38        $      1.28
                                                                       ==============      ==============      ==============
Net income per depositary share of Equity Stock, Series A (basic
   and diluted) ................................................        $       2.45        $       2.45        $      2.45
                                                                       ==============      ==============      ==============
Basic weighted average common shares outstanding................             128,159             127,836            125,181
                                                                       ==============      ==============      ==============
Diluted weighted average common shares outstanding..............             128,819             128,681            126,517
                                                                       ==============      ==============      ==============
Weighted average shares of Equity Stock, Series A (basic and
   diluted) ....................................................               8,752               8,776              8,776
                                                                       ==============      ==============      ==============


                            See accompanying notes.
                                      F-3

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2005
           (Amounts in thousands, except share and per share amounts)


                                                                       Cumulative                Class B
                                                                        Preferred     Common      Common      Paid-in
                                                                          Stock        Stock      Stock       Capital
                                                                     -------------  ----------- ----------  -------------
Balances at December 31, 2002...................................... $ 1,817,025     $  11,699    $    700   $  2,371,194
   Issuance of Cumulative Preferred Stock; Series W (5,300 shares)
     and Series X (4,800 shares)...................................       252,500            -          -         (8,354)
   Redemption of Cumulative Preferred Stock; Series B (2,300,000
     shares), Series C (1,200,000 shares) and Series K (4,600
     shares).......................................................      (202,500)           -          -            (35)
   Conversion of Class B Common Stock (7,000,000 shares) (Note 10)              -          700       (700)             -
   Issuance of Common Stock (3,170,279 shares) (Note 10)...........             -          317          -         81,281
   Repurchase of Common Stock (175,000 shares) (Note 10)...........             -          (17)         -         (5,984)
   Stock option and restricted stock expense (Note 12).............             -            -          -            530
   Net income......................................................             -            -          -              -
   Distributions to shareholders:
     Cumulative Preferred Stock....................................             -            -          -              -
     Equity Stock, Series A........................................             -            -          -              -
     Common Stock ($1.80 per share)................................             -            -          -              -
                                                                     -------------  ----------- ----------  -------------
Balances at December 31, 2003......................................     1,867,025       12,699          -      2,438,632
   Issuance of Cumulative Preferred Stock; Series Y (1,600,000
     shares), Series Z (4,500 shares), Series A (4,600 shares),
     Series B (4,350 shares), and Series C (4,600 shares) .........       491,250            -          -        (15,016)
   Redemption of Cumulative Preferred Stock; Series L (4,600
     shares), Series M (2,250 shares), Series D (1,200,000 shares),
     and Series E (2,195,000 shares)...............................      (256,125)           -          -            (81)
   Restructuring of Series N preferred partnership units (Note 9)..             -            -          -          2,063
   Issuance of common stock (1,985,416 shares) (Note 10)                                   199                    49,730
   Repurchase of common stock (445,700 shares) (Note 10)...........             -          (45)         -        (20,250)
   Stock option and restricted stock expense (Note 12).............             -            -          -          2,490
   Net income......................................................             -            -          -              -
   Distributions to shareholders:
     Cumulative Preferred Stock....................................             -            -          -              -
     Equity Stock, Series A........................................             -            -          -              -
     Common Stock ($1.80 per share)................................             -            -          -              -
                                                                     -------------  ----------- ----------  -------------
Balances at December 31, 2004......................................     2,102,150       12,853          -      2,457,568
   Issuance of Cumulative Preferred Stock; Series D (5,400 shares),
     Series E (5,650 shares), Series F (10,000 shares) and Series G
     (4,000 shares) ...............................................       626,250            -          -        (19,665)
   Redemption of Cumulative Preferred Stock; Series F  (2,300,000
     shares) and Series Q (6,900 shares)............................     (230,000)           -          -            (34)
   Repurchase of preferred partnership units, Series N and O
     (Note 9) ......................................................            -            -          -            874
   Issuance of common stock (282,998 shares) (Note 10) ............                         28          -          7,483
   Repurchase of common stock (84,000 shares) (Note 10)............             -           (8)         -         (4,982)
   Stock distribution from unconsolidated real estate entities
     (635,885 common shares and 31,909 Equity Stock, Series A,
     depositary shares)(Note 5)....................................             -          (64)         -        (14,456)
   Stock option and restricted stock expense (Note 12).............             -            -          -          3,883
   Net income......................................................             -            -          -              -
   Distributions to shareholders:
     Cumulative Preferred Stock....................................             -            -          -              -
     Equity Stock, Series A........................................             -            -          -              -
     Common Stock ($1.90 per share)................................             -            -          -              -
                                                                     -------------  ----------- ----------  -------------
Balances at December 31, 2005......................................   $ 2,498,400    $  12,809  $       -   $  2,430,671
                                                                     =============  =========== ==========  =============



                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2005
           (Amounts in thousands, except share and per share amounts)


                                                                                                         Total
                                                                      Cumulative      Cumulative     Shareholders'
                                                                      Net Income    Distributions        Equity
                                                                     -----------   ---------------  ---------------
Balances at December 31, 2002......................................  $ 2,030,007   $  (2,071,656)    $   4,158,969
   Issuance of Cumulative Preferred Stock; Series W (5,300 shares)
     and Series X (4,800 shares)...................................            -               -           244,146
   Redemption of Cumulative Preferred Stock; Series B (2,300,000
     shares), Series C (1,200,000 shares) and Series K (4,600
     shares).......................................................            -               -          (202,535)
   Conversion of Class B Common Stock (7,000,000 shares) (Note 10)             -               -                 -
   Issuance of Common Stock (3,170,279 shares) (Note 10)...........            -               -            81,598
   Repurchase of Common Stock (175,000 shares) (Note 10)...........            -               -            (6,001)
   Stock option and restricted stock expense (Note 12).............            -               -               530
   Net income......................................................      336,653               -           336,653
   Distributions to shareholders:
     Cumulative Preferred Stock....................................            -        (146,196)         (146,196)
     Equity Stock, Series A........................................            -         (21,501)          (21,501)
     Common Stock ($1.80 per share)................................            -        (225,864)         (225,864)
                                                                     -----------   ---------------  ---------------
Balances at December 31, 2003......................................    2,366,660      (2,465,217)        4,219,799
   Issuance of Cumulative Preferred Stock; Series Y (1,600,000
     shares), Series Z (4,500 shares), Series A (4,600 shares),
     Series B (4,350 shares), and Series C (4,600 shares) .........            -               -           476,234
   Redemption of Cumulative Preferred Stock; Series L (4,600
     shares), Series M (2,250 shares), Series D (1,200,000 shares),
     and Series E (2,195,000 shares)...............................            -               -          (256,206)
   Restructuring of Series N preferred partnership units (Note 9)..            -               -             2,063
   Issuance of common stock (1,985,416 shares) (Note 10)                                                    49,929
   Repurchase of common stock (445,700 shares) (Note 10)...........            -               -           (20,295)
   Stock option and restricted stock expense (Note 12).............            -               -             2,490
   Net income......................................................      366,213               -           366,213
   Distributions to shareholders:
     Cumulative Preferred Stock....................................            -        (157,925)         (157,925)
     Equity Stock, Series A........................................            -         (21,501)          (21,501)
     Common Stock ($1.80 per share)................................            -        (230,834)         (230,834)
                                                                     -----------   ---------------  ---------------
Balances at December 31, 2004......................................    2,732,873      (2,875,477)        4,429,967
   Issuance of Cumulative Preferred Stock; Series D (5,400 shares),
     Series E (5,650 shares), Series F (10,000 shares) and Series G
     (4,000 shares) ...............................................            -               -           606,585
   Redemption of Cumulative Preferred Stock; Series F  (2,300,000
     shares) and Series Q (6,900 shares)............................           -               -          (230,034)
   Repurchase of preferred partnership units, Series N and O
     (Note 9) ......................................................           -               -               874
   Issuance of common stock (282,998 shares) (Note 10) ............            -               -             7,511
   Repurchase of common stock (84,000 shares) (Note 10)............            -               -            (4,990)
   Stock distribution from unconsolidated real estate entities
     (635,885 common shares and 31,909 Equity Stock, Series A,
     depositary shares)(Note 5)....................................            -               -           (14,520)
   Stock option and restricted stock expense (Note 12).............            -               -             3,883
   Net income......................................................      456,393               -           456,393
   Distributions to shareholders:
     Cumulative Preferred Stock....................................            -        (173,017)         (173,017)
     Equity Stock, Series A........................................            -         (21,443)          (21,443)
     Common Stock ($1.90 per share)................................            -        (244,200)         (244,200)
                                                                     -----------   ---------------  ---------------
Balances at December 31, 2005......................................  $ 3,189,266   $  (3,314,137)    $   4,817,009
                                                                     ===========   ===============  ===============


                            See accompanying notes.
                                      F-4

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2005
                             (amounts in thousands)


                                                                                         2005            2004           2003
                                                                                    -------------   -------------   ------------
Cash flows from operating activities:
   Net income...............................................................        $   456,393     $   366,213     $   336,653
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium (Note 7)...................................             (1,026)              -               -
    Excess of effective interest over cash interest paid on debt to joint
       venture partner (Note 8) ............................................                405               -               -
     Gain on sale of real estate assets.....................................             (8,279)         (2,288)         (6,128)
    Casualty loss (Note 2)..................................................              2,592           1,250               -
    Depreciation and amortization...........................................            196,397         183,063         184,063
    Equity in earnings of Real Estate Entities..............................            (24,883)        (22,564)        (24,966)
    Distributions received from the Real Estate Entities (Note 5)...........             23,112          20,961          17,754
    Non cash portion of stock-based compensation expense....................              3,883           2,490             530
    Minority interest in income.............................................             32,651          49,913          43,703
    Depreciation, impairment losses, and gain on sale of non-real estate
       assets associated with discontinued operations (Note 3)..............             (1,055)          2,857           7,169
    Other operating activities..............................................             11,858          14,769          12,609
                                                                                    -------------   -------------   ------------
       Total adjustments....................................................            235,655         250,451         234,734
                                                                                    -------------   -------------   ------------
       Net cash provided by operating activities............................            692,048         616,664         571,387
                                                                                    -------------   -------------   ------------
Cash flows from investing activities:
    Principal payments received on mortgage notes receivable................                  -              18          23,814
    Repayment/(issuance) of notes receivable to affiliates..................                  -         100,000        (100,000)
    Capital improvements to real estate facilities .........................            (25,890)        (35,868)        (30,175)
    Construction in process.................................................            (86,248)        (71,602)       (102,428)
    Acquisition of minority interests (Note 9)..............................            (92,815)        (24,851)         (9,867)
    Acquisition of real estate facilities...................................           (254,549)       (139,794)              -
    Investments in real estate entities.....................................                  -          (3,005)           (340)
    Proceeds from the sale of real estate and real estate investments.......             14,755          12,648          34,883
    Maturity of held to maturity debt securities  (Note 2) .................              7,452          20,729          10,205
    Acquisition of held to maturity debt securities (Note 2)................             (6,361)        (13,663)        (21,940)
    Other investing activities..............................................                  -          (2,250)         (9,285)
                                                                                    -------------   -------------   ------------
       Net cash used in investing activities................................           (443,656)       (157,638)       (205,133)
                                                                                    -------------   -------------   ------------
Cash flows from financing activities:
    Principal payments on notes payable and revolving line of credit........            (14,543)        (41,204)        (39,837)
    Repayment of debt to related party (Note 9) ............................            (64,513)              -               -
    Net proceeds from the issuance of common stock..........................              7,511          49,929          68,618
    Net proceeds from the issuance of cumulative preferred stock............            606,585         476,234         244,146
    Repurchase of common stock..............................................             (4,990)        (20,295)         (6,001)
    Redemption of cumulative preferred stock................................           (112,409)       (316,331)        (87,535)
    Redemption of preferred partnership interest............................            (85,000)              -               -
    Distributions paid to shareholders......................................           (438,660)       (410,260)       (393,561)
    Distributions paid to holders of preferred partnership interests
       (Note 9).............................................................            (16,147)        (30,423)        (26,906)
    Distributions paid to minority interests, net of reinvestments..........            (18,177)        (21,349)        (23,469)
    Net proceeds from financing through acquisition joint venture (Note 8)..             19,197          16,095               -
                                                                                    -------------   -------------   ------------
       Net cash used in financing activities................................           (121,146)       (297,604)       (264,545)
                                                                                    -------------   -------------   ------------
Net increase in cash and cash equivalents...................................            127,246         161,422         101,709
Cash and cash equivalents at the beginning of the year......................            366,255         204,833         103,124
                                                                                    -------------   -------------   ------------
Cash and cash equivalents at the end of the year............................        $   493,501     $   366,255     $   204,833
                                                                                    =============   =============   ============


                            See accompanying notes.
                                      F-5

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2005
                             (amounts in thousands)

                                   (Continued)


                                                                                      2005            2004           2003
                                                                                    -------------   -------------   ------------
Supplemental schedule of non cash investing and financing activities:
   Retirement of Common Stock and Equity Stock, Series A, received as a distribution from affiliated entities (Note 5):
       Common Stock.......................................................        $       (64)      $        -     $       -
       Paid-in capital....................................................            (14,456)
       Investment in real estate entities.................................             14,520                -             -
   Acquisition of minority interest in Consolidated Joint Venture in exchange for debt (Note 9):
        Minority interest - Other partnership interests....................           (62,013)               -             -
       Real estate facilities.............................................             (2,500)               -             -
       Debt to related party..............................................             64,513                -             -
   Acquisition of real estate facilities in exchange for minority interests and assumption of mortgage notes payable:
       Real estate facilities..............................................                 -         (119,693)            -
       Mortgage notes payable..............................................                 -           94,693             -
       Preferred partnership interests.....................................                 -           25,000             -
   Acquisition of minority interest in exchange for common stock (Note 9):
       Real estate facilities..............................................                 -                -       (16,687)
       Minority interest...................................................                 -                -        (6,690)
       Issuance of Common Stock to acquire minority interests..............                 -                -        13,510
   Exchange of Common Stock for Common Stock, Series B:
       Reduction in Common Stock, Series B (7,000,000 shares)..............                 -                -          (700)
       Increase in Common Stock (7,000,000 shares).........................                 -                -           700


                            See accompanying notes.
                                      F-6

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

1.       Description of the business
         ---------------------------

              Public Storage, Inc. (the "Company") is a California corporation, which was organized in 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. In addition, we have (i) interests in commercial properties, containing commercial and industrial rental space, (ii) interests in facilities that lease storage containers, and (iii) ancillary operations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales and truck rentals at our self-storage locations.

              Any references to the number of properties and square footage is unaudited.

              At December 31, 2005, we had direct and indirect equity interests in 1,501 self-storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 19 million net rentable square feet of commercial space located in 10 states.

2.       Summary of significant accounting policies
         ------------------------------------------

              Consolidation policy and basis of presentation

              Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial Accounting Standards Board's Interpretation No. 46R, "Consolidation of Variable Interest Entities," they represent Variable Interest Entities. Variable Interest Entities in which we are primary beneficiary are consolidated. No entities were determined to be variable interest entities during the three years ended December 31, 2005. Entities that are not Variable Interest Entities that we control, determined based our ownership of a voting interest excess of 50% are consolidated.

              We control 34 such entities and, accordingly, the consolidated financial statements include the accounts of these entities (the "Consolidated Entities") as well as those of the Company. All siginificant intercompany balances and transactions have been eliminated. Collectively, the Company and the Consolidated Entities own a total of 1,470 real estate facilities, consisting of 1,463 self-storage facilities, three industrial facilities used by the containerized storage operations and four commercial properties.

              At December 31, 2005, we had equity investments in eight limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 38 self-storage facilities, which are managed by the Company. In addition, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which owns and operates 17.6 million net rentable square feet of commercial space as of December 31, 2005. We do not control these entities; accordingly, our investments in these limited partnerships and PSB (collectively the "Unconsolidated Entities") are accounted for using the equity method.

              Certain  amounts  previously  reported have been  reclassified  to conform to the December 31, 2005 presentation. In previous presentations, net income from our truck rental, merchandise sales, and property management operations were included on a net basis in "Interest and other income" in our consolidated statements of income. In our current presentation, revenues with respect to each of these operations, along with revenues from our tenant reinsurance operations, are included under the caption "Revenues: Ancillary operations" and the related cost of operations are included in "Expenses: Cost of operations - Ancillary operations" on our consolidated statements of income. Certain reclassifications have also been made from previous presentations as a result of discontinued operations (See Note 3).

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

              Income taxes
              ------------

              For all taxable years subsequent to 1980, the Company qualified and we intend to continue to qualify the Company as a REIT, as defined in
     Section 856 of the Internal Revenue Code. As a REIT, we are generally not taxed on that portion of our taxable income that is distributed to our shareholders, provided that we meet certain tests. We believe we have met these tests during 2005 and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

              Financial instruments
              ---------------------

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

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other financial instruments included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. The approximate fair value of notes payable is presented in
     Note 7 below.

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

              Included in cash and cash equivalents at December 31, 2005 is $18,962,000 ($1,984,000 at December 31, 2004) held by our captive insurance entities. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Other assets at December 31, 2005 include investments totaling $19,838,000 ($20,929,000 at December 31, 2004) in held to maturity Federal government agency securities stated at amortized cost, which approximates fair value.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

              We have determined that the Acquisition Joint Venture is not a variable interest entity, and we do not control this entity. Therefore, we do not consolidate the accounts of the Acquisition Joint Venture on our consolidated financial statements.

              During the year ended December 31, 2004, the Acquisition Joint Venture acquired two facilities directly from third parties at an aggregate cost of $9,086,000. We account for our investment with respect to these facilities using the equity method, with our pro rata share of the income from these facilities recorded as "Equity in earnings of real estate entities" on our consolidated statements of income. See Note 5 for further discussion of these amounts.

              In December 2004, we sold seven facilities to the Acquisition Joint Venture for an aggregate of $22,993,000. During the first quarter of 2005, we sold an interest in three additional facilities to the Acquisition Joint Venture for an aggregate of $27,424,000. Due to our continuing interest in these facilities and the likelihood that we will exercise our option to acquire our partner's interest, we have accounted for our partner's investment ($35,697,000 and $16,095,000 at December 31, 2005 and 2004, respectively) in these transactions to be, in substance, debt financing. Accordingly, our partner's investment with respect to these ten facilities is accounted for as a liability on our consolidated balance sheet under the caption "Debt to joint venture partner," with our partner's share of operations with respect to these ten facilities accounted for as interest expense on our consolidated statements of income. Quarterly we review the fair value of this liability and to the extent fair value exceeds the carrying value of the liability an adjustment will be made to increase the liability to fair value; no adjustments were necessary in 2005 or 2004 (See Note 8).

              Evaluation of asset impairment
              ------------------------------

              We evaluate impairment of goodwill annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluations at December 31, 2003, 2004, and 2005.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              We evaluate impairment of long-lived assets on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of a long-lived asset, b) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the long-lived asset, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition or construction of the long-lived asset, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, we compare the carrying value of these assets to the future estimated undiscounted cash flows attributable to these assets. If the asset's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the asset's fair value.

              Any long-lived assets which we expect to sell or otherwise dispose of prior to its previously estimated useful life is stated at what we estimate to be the lower of its estimated net realizable value (less cost to sell) or its carrying value. During 2004 and 2003 we recorded impairment charges related to containers, trucks, and other equipment in our containerized storage segment identified for closure (see Note 3). These impairment charges were based upon the differential between book value and the estimated net realizable value, which was based upon prices for similar assets, and were equal to the net proceeds ultimately received. No additional impairments were identified from our evaluations, except as noted under "Accounting for casualty losses" below.

              Accounting for casualty losses
              ------------------------------

              Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied.

              During 2005, we incurred casualty losses totaling $2,592,000 as a result of physical damage to our facilities caused by hurricanes. These losses represent the excess of the aggregate net book values of the assets damaged ($5,987,000) over the insurance proceeds that we expect to receive of approximately $3,395,000. We estimate, however, that the aggregate cost to repair damages to our facilities will be approximately $10.7 million. Also included in the caption "Casualty loss" for the year ended December 31, 2005 is estimated business interruption income of approximating $675,000, representing our estimated recovery from our insurers for loss of business through December 31, 2005.

              Included in the caption "Casualty loss" for the year ended December 31, 2004 was $1,250,000, representing the excess the net book value of assets damaged. We expect to receive no insurance proceeds for our hurricane losses incurred in 2004.

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

              Other assets
              ------------

              Other assets primarily consists of prepaid expenses, investments in held to maturity debt securities (described below), accounts receivable, assets associated with our containerized storage business, merchandise inventory and rental trucks.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              As discussed in Note 3, during 2004 and 2003 asset impairment charges amounting to $1,575,000 and $2,479,000, respectively, were recorded with respect to containers and equipment utilized in the discontinued containerized storage operations. No asset impairment charges were recorded during the year ended December 31, 2005.

              Included in depreciation and amortization expense for 2005, 2004 and 2003 is $3,804,000, $7,544,000, and $6,427,000 respectively, related to depreciation of other assets. Included in discontinued operations for 2005, 2004, and 2003, respectively, is depreciation expense of $29,000, $726,000, and $2,644,000 respectively, related to containers and equipment used in the operations of the containerized storage business that have now been discontinued.

              Other assets at December 31, 2005 also includes investments totaling $19,838,000 ($20,929,000 at December 31, 2004) in held to maturity debt securities stated at amortized cost, which approximates fair value.

              Accrued and other liabilities
              -----------------------------

              Accrued and other liabilities consist primarily of real and personal property tax accruals, prepayments of rents, trade payables, losses and loss adjustment liabilities from our insurance programs (described below), and accrued interest. Prepaid rent totals $26,145,000 and $26,289,000 at December 31, 2005 and 2004, respectively.

              STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a wholly owned subsidiary of the Company with respect to these insurance activities for policy periods following March 31, 2004. We also utilize other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 16. STOR-Re and PSIC-H accrue liabilities for covered losses and loss adjustment expense, which at December 31, 2005 totaled $32,797,000 ($34,192,000 at December 31, 2004) with respect to insurance provided to the Company and its affiliates.

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

              PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to March 31, 2004. PSIC-H succeeded PSIC with respect to these tenant insurance activities effective April 1, 2004. Prior to January 1, 2006 both of these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Commencing January 1, 2006, PSIC-H will cover losses up to

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

     $1,500,000 with third party insurers covering the next $9,000,000 from any individual event. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant insurance operations. Losses exceeding the third-party insurers limit are the responsibility of PSIC-H.

              Included in cost of operations - ancillary operations for the years ended December 31, 2005 and 2004 are approximately $1.1 million and $1.5 million, respectively in estimated losses for tenant claims as a result of damage sustained from hurricanes. The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $4,773,000 at December 31, 2005 and $6,622,000 at December 31, 2004 including the unpaid portion of the aforementioned estimated losses from tenant claims.

              Intangible assets and goodwill
              ------------------------------

              Intangible assets consist of property management contracts ($165,000,000) that were acquired in 1995 and are net of accumulated amortization of $66,919,000 ($60,315,000 at December 31, 2004). Included in depreciation and amortization expense for each of the years ended December 31, 2005, 2004 and 2003 is $6,604,000 with respect to the amortization of property management contracts. These assets have a defined life and are amortized on a straight-line basis over a 25 year period. We expect amortization expense with respect to property management contracts to be $6,604,000 per year in each of the five years following the year ended December 31, 2005.

              Goodwill ($94,719,000) represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our Goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Goodwill is net of accumulated amortization of $16,515,000 at December 31, 2005 and December 31, 2004. Our goodwill has an indeterminate life and, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, amortization of goodwill ceased effective January 1, 2002.

              Revenue and expense recognition
              -------------------------------

              Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as income when collected. Tenant reinsurance premiums are recognized as premium revenue when collected. Revenues from merchandise sales and truck rentals are recognized when earned. Interest income is recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the unconsolidated real estate entities.

              We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

              Cost of operations, general and administrative expense, interest expense, and advertising expenditures are expensed as incurred. Advertising expense totaled $31,743,000, $26,995,000, and $25,231,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

              Environmental costs
              -------------------

              Our policy is to accrue environmental assessments and estimated remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              Net income per common share
              ---------------------------

              Distributions paid to the holders of our Cumulative Preferred Stock totaling $173,017,000, $157,925,000 and $146,196,000 for the years ended December 31, 2005, 2004 and 2003, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

              Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or the Induced Conversion of Preferred Stock" provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission ("SEC") Observer clarified that for purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders' equity section those costs were initially classified at the time issuance.

              In conformity with the SEC Observer's clarification, an additional $7,538,000 ($0.06 per diluted share), $8,724,000 ($0.07 per diluted share)
     and $7,120,000 ($0.06 per diluted share) was allocated to our preferred stockholders in connection with the redemption of such securities for the years ended December 31, 2005, 2004 and 2003, respectively.

              Net income allocated to our common shareholders has been further allocated between our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method under which earnings per share for each class of common stock is determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Using the two-class method, the Equity Stock, Series A was allocated net income of $21,443,000 for the year ended December 31, 2005 and $21,501,000 for each of the years ended 2004 and 2003. The remaining net income of $254,395,000, $178,063,000 and $161,836,000 for the years ended December 31, 2005, 2004, and 2003, respectively, was allocated to our regular common stockholders.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding, computed using the treasury stock method, that totaled 660,000 in 2005, 845,000 in 2004 and 1,336,000 in 2003).

3.       Discontinued Operations
         -----------------------

              We segregate all of our disposed components that have operations that (i) can be distinguished from the rest of the Company and (ii) will be eliminated from the ongoing operations of the Company in a disposal transaction.

              Since January 1, 2002, we have closed a total of 43 containerized storage facilities that were determined to be non-strategic (the "Closed Facilities."). As the decision was made to close each facility, the related assets were deemed not recoverable from operations and therefore asset

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

     impairment charges for the excess of these assets' net book value over their fair value (less costs to sell), determined based upon the values of similar assets, were recorded. These asset impairment charges totaled $1,575,000 and $3,229,000 (including $750,000 with respect to a real estate facility previously utilized by one of the Closed Facilities) for the years ended December 31, 2004 and 2003, respectively. A loss on sale in the amount of $355,000 was also recorded in 2003 in connection with the sale of the real estate facility previously utilized by the Closed Facilities. Amounts for 2004 also include $416,000 in lease termination costs.

              During 2005, we sold the non-real estate assets of six of the Closed Facilities, resulting in a gain of approximately $1,143,000.

              During 2005, in an eminent domain proceeding, one of our self-storage facilities located in the Portland, Oregon market was entirely condemned. We received the condemnation proceeds, totaling $6,590,000, and recorded a gain of $5,180,000. During 2003, we sold five self-storage facilities and recorded an aggregate gain on sale of $5,476,000. The historical operations of these six facilities are reported as discontinued operations in the table below as the "Sold Self-Storage Facilities."

              During 2004, we sold a commercial property to a third party and recorded a gain on sale of $971,000. The historical operating results of this facility are reported as discontinued operations in the table below as the "Sold Commercial Facility."

              The following  table  summarizes the historical  operations of the
     Closed  Facilities,   the  Sold  Self-Storage  Facilities,   and  the  Sold
     Commercial Facility:

DISCONTINUED OPERATIONS:
------------------------
                                              Year Ended December 31,
                                        -------------------------------------
                                            2005         2004          2003
                                        ----------   -----------  -----------
                                               (Amounts in thousands)
Rental income:
  Closed Facilities...............      $      95    $   7,488     $  19,347
  Sold Self-Storage Facilities....            461          654         2,242
  Sold Commercial Facility........              -          314           441
                                        ----------   -----------  -----------
Total rental income...............            556        8,456        22,030
                                        ----------   -----------  -----------
Cost of operations:
  Closed Facilities...............           (194)      (6,733)      (15,157)
  Sold Self-Storage Facilities....           (220)        (241)         (800)
  Sold Commercial Facility........              -          (81)         (105)
                                        ----------   -----------  -----------
Total cost of operations..........           (414)      (7,055)      (16,062)
                                        ----------   -----------  -----------
Depreciation expense:
  Closed Facilities ..............            (29)      (1,115)       (3,335)
  Sold Self-Storage Facilities....            (59)         (85)         (506)
  Sold Commercial Facility........              -          (82)          (99)
                                        ----------   -----------  -----------
Total depreciation expense........            (88)      (1,282)       (3,940)
                                        ----------   -----------  -----------
Other:
  Asset impairment charges........              -       (1,575)       (3,229)
  Lease termination costs.........              -         (416)            -
  Net gain on dispositions........          6,323          971         5,121
                                        ----------   -----------  -----------
Total other ......................          6,323       (1,020)        1,892
                                        ----------   -----------  -----------
Total discontinued operations           $   6,377    $    (901)    $   3,920
                                        ==========   ===========  ===========

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

4.       Real estate facilities
         ----------------------

              Activity in real estate facilities during 2005, 2004 and 2003 is as follows:


                                                                        2005              2004              2003
                                                                  --------------    ---------------   ---------------
                                                                               (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  5,510,750       $  5,125,498      $  4,988,526
  Property acquisitions...................................             254,549            259,487                 -
  Disposition of facilities...............................              (8,582)            (6,785)          (31,327)
  Completed projects opened for operations................              86,888             93,017           121,437
  Casualty loss (Note 2)..................................              (8,953)            (2,874)                -
  Acquisition of minority interest (Note 9)...............              69,942              6,539            16,687
  Capital improvements....................................              25,890             35,868            30,175
                                                                  --------------    ---------------   ---------------
  Ending balance..........................................           5,930,484          5,510,750         5,125,498
                                                                  --------------    ---------------   ---------------
Accumulated depreciation:
  Beginning balance.......................................          (1,320,200)        (1,153,059)         (987,546)
  Additions during the year...............................            (186,048)          (169,471)         (172,328)
  Casualty loss (Note 2)..................................               2,966              1,624                 -
  Disposition of facilities...............................               3,154                706             6,815
                                                                  --------------    ---------------   ---------------
  Ending balance..........................................          (1,500,128)        (1,320,200)       (1,153,059)
                                                                  --------------    ---------------   ---------------
Construction in process:
   Beginning balance......................................              56,160             81,856           105,323
   Current development....................................              86,248             71,602           102,428
  Dispositions............................................              (1,048)            (4,281)           (4,458)
   Completed projects opened for operations...............             (86,888)           (93,017)         (121,437)
                                                                  --------------    ---------------   ---------------
   Ending balance.........................................              54,472             56,160            81,856
                                                                  --------------    ---------------   ---------------
 Total real estate facilities.............................        $  4,484,828       $  4,246,710      $  4,054,295
                                                                  ==============    ===============   ===============



              Operating Facilities
              --------------------

              In 2005, we acquired from third parties 32 self-storage facilities (2,390,000 net rentable square feet) at an aggregate cost of $254,549,000 in cash.

              During 2005, we opened six newly developed self-storage facilities (463,000 net rentable square feet), completed 11 projects to convert space previously used by our containerized storage business into 721,000 net rentable square feet of self-storage space, and we completed seven expansion projects to existing self-storage facilities adding 288,000 net rentable square feet. The total cost of these projects was approximately $86,888,000.

              During 2005, we disposed of various parcels of land for an aggregate of $8,165,000, recording a gain on sale of approximately $3,099,000. In addition, we disposed of a facility in connection with an eminent domain proceeding, for an aggregate of $6,590,000 recording a gain on sale of $5,180,000, which is included in Discontinued Operations (see
     Note 3).

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              During the year ended December 31, 2004, we opened seven newly developed self-storage facilities (505,000 net rentable square feet), completed nine projects to convert space previously used by our containerized storage business into 604,000 net rentable square feet of self-storage space, and expanded the square footage of our existing self-storage facilities (108,000 net rentable square feet) for an aggregate cost of $91,498,000. In addition, we incurred $1,519,000 in additional costs with respect to projects completed in 2003.

              In  2004 we also  acquired  interests  from  third  parties  in 45 self-storage facilities (3,109,000 net rentable square feet) at an aggregate cost of $259,487,000, comprised of $139,794,000 cash, $94,693,000 in assumed debt (Note 7), and the issuance of $25 million of our Series Z Perpetual Preferred Units (Note 9).

              During year ended December 31, 2004, we sold one discontinued commercial facility, four vacant parcels of land and received partial condemnation proceeds with respect to two existing self-storage facilities. Total aggregate net proceeds totaled $12,648,000. We recorded a gain from these transactions of $2,288,000, of which $1,317,000 is recorded to the line item "Gain on disposition of real estate and real estate investments " on our consolidated statement of income and $971,000 is recorded in discontinued operations (Note 3) with respect to the aforementioned commercial facility.

              In addition, in 2004, we recorded a $1,250,000 casualty loss with respect to real estate assets damaged as a result of hurricanes occurring in the state of Florida. This casualty loss is comprised of $2,874,000 in buildings and $1,624,000 in accumulated depreciation and is reflected on the consolidated statement of income as "Casualty Loss." We expect to receive no insurance proceeds with respect to this loss.

              During 2003, we opened 14 newly developed self-storage facilities with an aggregate cost of $107,126,000. We also completed expansions to eight existing self-storage facilities with a total cost of $12,533,000 and incurred additional costs with respect to facilities opened in prior years of $1,778,000.

              During 2003, we sold five self-storage facilities and an industrial facility previously used by the containerized storage operations for aggregate net proceeds of $20,950,000 of cash. An aggregate net gain on sale of $5,121,000 was recorded for these sales, combined with an impairment charge in the amount of $750,000 which was recorded when it was determined that the industrial facility would be sold for less than its book value. The gain and impairment charge are included in Discontinued Operations. See Note 3.

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

              At December 31, 2005, the unaudited  adjusted basis of real estate
     facilities  for  federal  tax  purposes  was  approximately   $3.7  billion
     (unaudited).

              Construction in process
              -----------------------

              Construction in process at December 31, 2005 consists primarily of four self-storage facilities (338,000 net rentable square feet), 51 expansion projects and various remodeling projects to enhance the visual and structural appeal of existing self-storage facilities (3,020,000 net rentable square feet) and seven projects to convert space at former containerized storage facilities into self-storage space (553,000 net rentable square feet).

5.       Investments in real estate entities
         -----------------------------------

              At December 31, 2005, investments in real estate entities consist of our ownership interests in eight partnerships, which principally own self-storage facilities, and our ownership interest in PSB. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of these entities. The accounting policies of these entities are similar to ours.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              Approximately $46 million of our consolidated retained earnings is represented by undistributed earnings of these Unconsolidated Entities.

              During 2005, 2004 and 2003, we recognized earnings from our investments of $24,883,000, $22,564,000, and $24,966,000, respectively, and received cash distributions totaling $23,112,000, $20,961,000, and $17,754,000, respectively. In addition, during 2005, we received a distribution from affiliated entities of 635,885 shares of our common stock and 31,909 depositary shares of our Equity Stock, Series A, with an aggregate book value of $14,520,000.

              The following table sets forth our investments in the Unconsolidated Entities at December 31, 2005 and 2004 and our equity in earnings of real estate investments for each of the three years ended December 31, 2005:


                                  Investments in Real Estate            Equity in Earnings of Real Estate Entities
                                   Entities at December 31,                  for the year ended December 31,
                                  ------------------------------        ------------------------------------------
                                     2005             2004                2005            2004            2003
                                  -------------     ------------        -----------    -----------     -----------
Investment in PSB (a)..........    $   288,694       $   284,564         $  18,757      $  16,895       $  19,687
Other investments..............         36,996            53,883             6,118          5,742           5,279
Acquisition Joint Venture......          2,865             2,857                 8            (73)              -
                                  -------------     ------------        -----------    -----------     -----------
    Total......................     $  328,555        $  341,304         $  24,883      $  22,564       $  24,966
                                  =============     ============        ===========    ===========     ===========


     (a) Included in equity in earnings for is the net impact of PSB's gains on sale of real estate, impairment charges, and the impact from applying EITF Topic D-42 aggregating $7,727,000, $4,544,000, and $187,000 in
         2005, 2004 and 2003 respectively.

              Investment in PS Business Parks, Inc. ("PSB")
              ---------------------------------------------

              On January 2, 1997, we reorganized our commercial property operations into an entity now known as PS Business Parks, Inc., a REIT traded on the American Stock Exchange, and an operating partnership controlled by PS Business Parks, Inc. (collectively, the REIT and the operating partnership are referred to as "PSB"). The Company, and certain Consolidated Entities, have a 44% common equity interest in PSB as of December 31, 2005. This 44% common equity interest is comprised of the ownership of 5,418,273 shares of PSB common stock and 7,305,355 limited partnership units in the operating partnership; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon PSB's trading price at December 31, 2005 ($49.20), the shares and units had a market value of approximately $626,002,000 as compared to a book value of $288,694,000, which is substantially equivalent to our underlying equity in this entity.

              At December 31, 2005, PSB owned and operated approximately 17.6 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.


                                                                   2005              2004
                                                              ----------------   ---------------
                                                                  (Amount in thousands)
 For the year ended December 31,
   Total revenue, interest and other income.............      $      225,136      $     212,032
   Depreciation and amortization........................             (76,285)           (70,086)
   Other expenses and casualty loss.....................             (73,053)           (70,751)
   Minority interest in continuing operations...........             (16,227)           (24,746)
                                                              ----------------   ---------------
     Income from continuing operations..................              59,571             46,449
   Income from discontinued operations (a)..............              15,723             15,694
                                                              ----------------   ---------------
     Net income.........................................      $       75,294      $      62,143
                                                              ================   ================
 At December 31,
   Total assets (primarily real estate investments).....      $    1,463,678      $   1,366,052
   Total debt...........................................              25,893             11,367
   Other liabilities....................................              39,126             40,676
   Preferred equity and preferred minority interests....             729,100            638,600
   Common equity and common minority interests..........             669,559            675,409


     (a) Included in discontinued operations are net gains on sale of real estate facilities totaling $18,109,000 and $15,462,000 for the years ended December 31, 2005 and 2004, respectively, and minority interest totaling $5,293,000 and $5,259,000 for the years ended December 31, 2005 and 2004 respectively.

              Other Investments
              -----------------

              Other investments consist primarily of an average of approximately 41% common equity ownership in seven limited partnerships that own an aggregate of 36 self-storage facilities. The book value of these investments ($36,996,000) is approximately $18,011,000 higher than our aggregate underlying equity in these entities; the portion allocated to building is amortized as a reduction to equity in earnings over 25-year period.

              The  following  table  sets  forth  certain  condensed   financial
      information (representing 100% of these entities' balances and not our pro-rata share) with respect to these investments:

                                                  2005             2004
                                             ---------------   ---------------
                                                 (Amount in thousands)
 For the year ended December 31,
 Total revenue........................       $       29,392    $       28,376
 Cost of operations and other expenses               (9,763)           (9,870)
 Depreciation and amortization........               (2,056)           (2,247)
                                             ---------------   ---------------
     Net income.......................       $       17,573    $       16,259
                                             ===============   ===============
 At December 31,
 Total assets (primarily storage
     facilities)......................       $       48,287    $       58,124
 Total liabilities....................                1,982             1,853
 Total Partners' equity...............               46,305            56,271

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              Acquisition Joint Venture
              -------------------------


              As described more fully under "Accounting for Acquisition Joint Venture" in Note 2, the Acquisition Joint Venture was formed in January 2004 for the purpose of acquiring up to $125 million in existing self-storage facilities from third parties. In 2004, the Acquisition Joint Venture acquired two self-storage facilities directly from third parties at an aggregate cost of $9,086,000, of which our pro rata share was $2,930,000, and our investment in these two facilities is accounted for using the equity method of accounting.

              The following table sets forth certain condensed financial information (representing 100% of the Acquisition Joint Venture's balances and not our pro-rata share) with respect to the two self-storage facilities acquired by the Acquisition Joint Venture.


                                                                 2005              2004
                                                            ---------------    -------------
                                                               (Amounts in thousands)
 For the year ended December 31,
 -------------------------------
   Total revenue.......................................     $        1,302     $       447
   Cost of operations and other expenses...............               (482)           (192)
   Depreciation and amortization.......................               (270)            (97)
                                                            ---------------    -------------
     Net income........................................     $          550     $       158
                                                            ===============    =============

 At December 31,
 ---------------
  Total assets (primarily storage facilities).........      $        8,442     $     9,168
   Total liabilities...................................                 62              11
   Total Partners' equity..............................              8,380           9,157


6.       Revolving line of credit
         ------------------------

              We have a $200 million revolving line of credit (the "Credit Agreement") that has a maturity date of April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.45% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.45%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum). At December 31, 2005 and at March 15, 2006, we had no outstanding borrowings on our line of credit.

              The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at December 31, 2005.

              At December 31, 2005 and March 15, 2006, we had undrawn standby letters of credit, which reduces our borrowing capability with respect to our line of credit by the amount of the letter of credit, totaling $17,985,000 ($13,935,000 at December 31, 2004). The beneficiaries of these standby letters of credit were certain insurance companies associated with our captive insurance and tenant insurance activities.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

7.       Notes payable
         -------------

              Notes payable at December 31, 2005 and 2004 consist of the following:


                                                                          2005                      2004
                                                                -------------------------  -----------------------
                                                                 Carrying                  Carrying
                                                                  amount     Fair value     amount      Fair value
                                                                ------------ ------------  -----------  ----------
                                                                              (Amounts in thousands)
Unsecured senior notes:
  7.66% note due January 2007.............................        $ 22,400     $ 23,060     $ 33,600     $ 35,355

Mortgage notes payable:
  7.134% and 8.75% mortgage notes secured by two real estate facilities with an aggregate net book value of $10.8
      million, principal and interest payable monthly, due at
      October 2009 and September 2028.....................           1,484        1,632        1,629        1,782
  5.05% mortgage notes (including unamortized note premium of
      $1,921,000 and $2,382,000 at December 31, 2005 and 2004,
      respectively) secured by 25 real estate facilities with
      an aggregate net book value of $95.9 million, principal
      and interest due monthly, due at varying dates between
      October 2010 and May 2023...........................          38,568       37,511       41,470       41,470
  5.25% mortgage notes (including unamortized note premium of
      $3,499,000  and $4,064,000 at December 31, 2005 and
      2004, respectively) secured by seven real estate
      facilities with an aggregate net book value of $90.2
      million, principal and interest due monthly, due at
      varying dates between June 2011 and July 2013.......          51,498       50,679       52,820       52,820
                                                                ------------ ------------  -----------  ----------
         Total notes payable..............................        $113,950     $112,882     $129,519     $131,427
                                                                ============ ============  ===========  ==========


              All of our notes payable are fixed rate. The unsecured senior notes require semi-annual interest and annual principal payments to be paid and have various restrictive covenants, all of which have been met at December 31, 2005.

              All  of  the   mortgage   notes  have   prepayment   penalties  or
     restrictions on prepayment that make prepayment of these notes economically impractical.


              We assumed the 5.05% and 5.25% mortgage notes in connection with property acquisitions in 2004. The stated interest rates on the notes range from 5.4% to 8.0% with a weighted average of approximately 6.65%. The notes were recorded at their estimated fair value based upon the estimated market rate of 5.05% and 5.25%, an aggregate of approximately $94,693,000 as compared to actual outstanding balances aggregating approximately $88,247,000. This premium of approximately $6,446,000 over the principal balance of the notes payable is amortized over the remaining term of the loans based upon the effective interest method. During the year ended December 31, 2005, we recorded $6,639,000 in interest expense on our notes payable, comprised of $7,665,000 in cash less $1,026,000 in amortization of premium.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              At December 31, 2005, approximate principal maturities of notes payable are as follows:


                                      Unsecured            Mortgage
                                     senior notes        notes payable          Total
                                    ---------------      --------------      -----------
                                               (dollar amounts in thousands)
2006.........................        $     11,200         $    4,544           $  15,744
2007.........................              11,200              4,789              15,989
2008.........................                   -              5,041               5,041
2009.........................                   -              5,237               5,237
2010.........................                   -              5,276               5,276
Thereafter...................                   -             66,663              66,663
                                    ---------------      --------------      -----------
                                     $     22,400         $   91,550           $ 113,950
                                    ===============      ==============      ===========
Weighted average rate........               7.7%               5.2%                 5.7%
                                    ===============      ==============      ===========


              Interest paid (including interest related to the borrowings under the Credit Agreement, Debt to Joint Venture Partner described in Note 8, and interest paid to Mr. Hughes described in Note 9) during 2005, 2004 and 2003 was $11,657,000, $4,377,000, and $7,131,000, respectively. In addition, in 2005, 2004 and 2003, capitalized interest totaled $2,820,000, $3,617,000, and $6,010,000, respectively, related to construction of real estate facilities.

8.       Debt to Joint Venture Partner
         -----------------------------

              As described more fully in Note 2, we accounted for certain transactions with the Acquisition Joint Venture as financing transactions:

              o On December 31, 2004, we sold seven self-storage facilities that we had acquired in 2004 from third parties to our Acquisition Joint Venture for $22,993,000, an amount that was equal to fair value and our cost. Our partner's equity contribution with respect to these transactions was $16,095,000.

              o On January 14, 2005, we sold an 86.7% interest in three facilities to the Acquisition Joint Venture for an aggregate amount of $27,424,000. Our partner's equity contribution with respect to these facilities was $19,197,000.

              Our partner's equity contributions with respect to these transactions has been classified as debt under the caption "Debt to Joint Venture Partner." The balances of $35,697,000 and $16,095,000 as of December 31, 2005 and 2004, each approximates the fair value of our partners' interest in these facilities as of each respective date.

              A total of $2,939,000 was recorded as interest expense on our consolidated statements of income with respect to our Debt to Joint Venture Partner during the year ended December 31, 2005, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment); a total of $2,534,000 was paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the year ended December 31, 2005, with the debt balance increasing $405,000.

              We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

9.       Minority Interest
         -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities, or in the case of preferred partnership interests, distributions paid, plus costs associated with the application of EITF topic D-42 as it relates to the redemption of preferred units.

              Preferred partnership interests:
              --------------------------------

              At December 31, 2005 and 2004, we had the following series of preferred partnership units outstanding:


                          Earliest                         At December 31, 2005        At December 31, 2004
                     Redemption Date or   Distribution     Units       Carrying        Units        Carrying
      Series           Dates Redeemed         Rate      Outstanding     Amount      Outstanding      Amount
------------------   -------------------  ------------  ------------  ------------  ------------   -----------
                                                                         (amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000        8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000        1,000          25,000
Series N.........        March 17, 2005        9.500%            -              -        1,600          40,000
Series O ........        March 29, 2005        9.125%            -              -        1,800          45,000
                                                        ------------  -------------  -----------   -----------
Total............                                            9,000    $   225,000       12,400     $   310,000
                                                        ============  =============  ===========   ===========



              Subject to certain conditions, the Series NN preferred partnership units are convertible into shares of our 6.4% Series NN Cumulative Preferred Stock, and the Series Z preferred partnership units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock.

              The preferred partnership units are not redeemable during the first five years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The Series NN preferred partnership units are not redeemable by the holder. The holders of the Series Z preferred partnership units have a one-time option, exercisable five years from issuance, to require us to redeem their units for $25.0 million in cash plus any unpaid distributions.

              For each of the years ended December 31, 2005, 2004, and 2003, the holders of the preferred partnership units were paid in aggregate approximately $16,147,000, $22,423,000, and $26,906,000, respectively, in distributions (excluding the special distribution paid on March 22, 2004, described below), and received an equivalent allocation of minority interest in earnings.

              On March  17,  2005,  we  redeemed  all the  outstanding  Series N preferred partnership units ($40,000,000) and on March 29, 2005, we redeemed all the outstanding Series O preferred partnership units ($45,000,000), at their carrying amount plus accrued distributions. The redemption of these preferred partnership units resulted in an increase in income allocated to minority interests and a reduction to the Company's net income during the year ended December 31, 2005 of $874,000 as a result of the application of EITF Topic D-42 which allocates the excess of the stated amount of the preferred partnership units over their carrying amount to the holders of the redeemed securities.

              During October 2004, in connection with property acquisitions, one of our consolidated operating partnerships issued $25.0 million of 6.250% Series Z preferred partnership units.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              On March 22, 2004, certain investors who held $200 million of our Series N preferred partnership units agreed, in exchange for a special distribution of $8,000,000, to exchange all their Series N preferred partnership units for $200 million of our Series NN preferred partnership units. The investors also received a distribution for dividends that accrued from January 1, 2004 through the effective date of the exchange. During the year ended December 31, 2004, income allocated to minority interests was increased by $10,063,000 from (i) the special distribution to the holders of the preferred units ($8,000,000) and (ii) the application of EITF Topic D-42 ($2,063,000).

              Other partnership interests

              Minority interest at December 31, 2005 and 2004, and minority interest in income for the three years ended December 31, 2005 with respect to the other partnership interests are comprised of the following:


                                          Minority interest at          Minority interest in income for the year ended
                                     -----------------------------      ----------------------------------------------
                                     December 31,     December 31,        December 31,    December 31,   December 31,
Description of Minority Interest        2005             2004                2005            2004           2003
---------------------------------    ------------     ------------      --------------   -------------- -------------
                                                                    (Amounts in thousands)
Consolidated Development Joint
  Venture........................      $       -       $  64,297           $   4,229      $   5,652     $  4,211
Convertible Partnership Units...           6,177           6,160                 469            328          305
Other Consolidated Partnerships..         22,793          48,446              10,932         11,447        2,281
                                     ------------     ------------      --------------   -------------- -------------
Total other partnership interests      $  28,970       $ 118,903           $  15,630      $  17,427     $  6,797
                                     ============     ============      ==============   ============== =============


              Consolidated Development Joint Venture
              --------------------------------------

              In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC, referred to as "PSAC") whose partners included a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), the Chairman of the Board of the Company, to develop approximately $100 million of self-storage facilities and to purchase $100 million of the our Equity Stock, Series AAA (see Note 10). We owned a controlling interest in the Consolidated Development Joint Venture and included the accounts of this partnership in our consolidated financial statements since its inception. PSAC's interest in the Consolidated Development Joint Venture was accounted for as minority interest, as denoted in the above table.

              On August 5, 2005, we acquired the institutional investor's interest in PSAC for approximately $41,420,000 in cash. This acquisition gave us a controlling position in PSAC and the right to acquire the remaining interest in PSAC, held by Mr. Hughes, for a stipulated amount on November 17, 2005. We immediately notified Mr. Hughes of our intent to acquire his interest on November 17, 2005.

              On August 5, 2005, we commenced consolidating the accounts of PSAC. The total acquisition cost of the transaction was $105,933,000, comprised of the $41,420,000 in cash paid to the institutional investor and $64,513,000 in debt due to Mr. Hughes. Mr. Hughes' interest in PSAC was accounted for as debt due to the exercise of our right to acquire his interest. The total acquisition cost eliminated the book value of minority interest on the date of acquisition ($62,013,000) with the remainder allocated to real estate ($43,920,000).

              The preferred return that Mr. Hughes accrued from August 5, 2005 through November 17, 2005 amounting to $1,458,000 is reflected on our

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

     consolidated statements of income as interest expense. On November 17, 2005 we acquired Mr. Hughes' interest for an aggregate of $64,513,000 in cash, plus accrued and unpaid interest, extinguishing the debt.

              Minority interest at December 31, 2004 primarily represented the total contributions received from PSAC combined with the accumulated net income allocated to PSAC, net of cumulative distributions.

              Convertible Partnership Units
              -----------------------------

              As of December 31, 2005 and 2004, one of our Consolidated Entities had approximately 237,934 convertible partnership units ("Convertible Units") outstanding, representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common stock of the Company at the option of the unitholder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of the net income of the Company, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the years ended December 31, 2005, 2004, and 2003, no Convertible Units were converted.

              Other Consolidated Partnerships
              -------------------------------

              The partnership agreements of the Other Consolidated Partnerships included in the table above have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

              At December 31, 2005, the Other Consolidated Partnerships reflect common equity interests that we do not own in 22 entities owning an aggregate of 73 self-storage facilities (24 entities owning an aggregate of 123 self-storage facilities at December 31, 2004).

              In 2005, we acquired the remaining interests we did not own in the Consolidated Entities for an aggregate of $51,395,000 in cash. The acquisition resulted in a reduction of minority interest of $25,373,000 with the excess of cost over underlying book value ($26,022,000) allocated to real estate.

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

              Impact of SFAS No. 150
              ----------------------

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

     generally indicates that certain financial instruments that give the issuer a choice of setting an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented SFAS No. 150 on July 1, 2003, and the adoption had no impact on our financial statements.

              The provisions of SFAS No. 150 indicate that the minority interest in the Other Consolidated Partnerships would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. If these partnerships were liquidated at December 31, 2005, we estimate that the minority interests would receive a total of approximately $162 million as their share of the liquidation proceeds.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

10.      Shareholders' equity
         --------------------

              Cumulative Preferred Stock
              --------------------------

              At December 31, 2005 and December 31, 2004, we had the following series of Cumulative Preferred Stock outstanding: At December 31, 2005 At December 31, 2004


                         Earliest
                        Redemption         Dividend        Shares        Carrying         Shares         Carrying
       Series             Date (a)           Rate       Outstanding        Amount       Outstanding       Amount
---------------------  -------------      -----------  --------------- --------------  -------------   ------------
                                                                       (Dollar amount in thousands)
Series F  (b)            5/2/05               9.750%               -    $         -       2,300,000    $    57,500
Series Q  (b)            1/19/06              8.600%               -              -           6,900        172,500
Series R                 9/28/06              8.000%          20,400        510,000          20,400        510,000
Series S                 10/31/06             7.875%           5,750        143,750           5,750        143,750
Series T                 1/18/07              7.625%           6,086        152,150           6,086        152,150
Series U                 2/19/07              7.625%           6,000        150,000           6,000        150,000
Series V                 9/30/07              7.500%           6,900        172,500           6,900        172,500
Series W                 10/6/08              6.500%           5,300        132,500           5,300        132,500
Series X                 11/13/08             6.450%           4,800        120,000           4,800        120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                 3/5/09               6.250%           4,500        112,500           4,500        112,500
Series A                 3/31/09              6.125%           4,600        115,000           4,600        115,000
Series B                 6/30/09              7.125%           4,350        108,750           4,350        108,750
Series C                 9/13/09              6.600%           4,600        115,000           4,600        115,000
Series D                 2/28/10              6.180%           5,400        135,000               -              -
Series E                 4/27/10              6.750%           5,650        141,250               -              -
Series F                 8/23/10              6.450%          10,000        250,000               -              -
Series G                 12/12/10             7.000%           4,000        100,000               -              -
                                                       --------------- --------------  -------------   ------------
      Total Cumulative Preferred Stock                     1,698,336    $ 2,498,400       3,980,186    $ 2,102,150
                                                       =============== ==============  =============   ============


(a) Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Stock are not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Preferred Stock will be redeemable, at our option, in whole or in part, at $25.00 per depositary share (or per share in the case of the Series Y), plus accrued and unpaid dividends.

(b) Series F and Series Q were redeemed on the date indicated. The Series Q Cumulative Preferred Stock was called for redemption on November 30, 2005 and was redeemed on January 19, 2006 along with the unpaid distributions from January 1, 2006 through the redemption date. Accordingly, the redemption value of $172,500,000 was classified as a liability at December 31, 2005.

              During 2005, we issued four series of Cumulative  Preferred Stock:
     Series D - issued  February 28, 2005, net proceeds  totaling  $130,548,000,
     Series E - issued April 27, 2005, net proceeds totaling $136,601,000, Series F - issued August 23, 2005, net proceeds totaling $242,550,000 and Series G - issued December 12, 2005, aggregate net proceeds totaling $96,886,000.


              During 2005, we redeemed our Series F (including redemption expenses) of $57,517,000, plus accrued dividends. In November 2005, we called for redemption our Series Q Cumulative Preferred Stock, at par. The total cost of redemption of the Series Q Cumulative Preferred Stock was approximately $172,517,000, plus accrued dividends, on the redemption date, January 19, 2006. Accordingly, the redemption value of $172,500,000 Series Q Cumulative Preferred Stock was classified as a liability at December 31, 2005.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              During 2004, we issued five series of Cumulative  Preferred Stock:
     Series Y - issued January 2, 2004, net proceeds $40,000,000, Series Z - issued March 5, 2004, net proceeds $108,756,000, Series A - issued March 31, 2004, net proceeds $111,177,000, Series B - issued June 30, 2004, net proceeds $105,124,000, Series C - issued September 13, 2004, net proceeds $111,177,000.

              During 2004, we redeemed our Series K (which was called for redemption in December 2003), Series L, Series M, and Series D Cumulative Preferred Stocks (including redemption expenses) of $115,021,000, $56,270,000, and $30,020,000, respectively, plus accrued dividends. In December 2004, we called for redemption our Series E Cumulative Preferred Stock. Accordingly, the redemption value of $54,875,000 for the Series E Cumulative Preferred Stock was classified as a liability at December 31, 2004. The total cost of redemption of the Series E was approximately
     $54,895,000, plus accrued dividends, on the redemption date, January 31, 2005.

              During 2003, we issued our Series W and Series X Cumulative Preferred Stock: Series W - issued on October 6, 2003, net proceeds of $128,126,000 and Series X - issued November 13, 2003, net proceeds of $116,020,000.

              During 2003, we redeemed our Series B and Series C Cumulative Preferred Stock, at par, at a total cost of $57,517,000 and $30,018,000 (including related redemption expenses), respectively. In December 2003, we called for redemption our Series K Cumulative Preferred Stock. Accordingly, the $115,000,000 Series K Cumulative Preferred Stock was classified as a liability at December 31, 2003. The total cost of redemption of the Series K was approximately $115,000,000, plus accrued dividends, on the redemption date, January 20, 2004.

              The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions and, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 2005, there were no dividends in arrears and the Debt Ratio was 4.5%.

              Upon issuance of our Cumulative Preferred Stock, we classify the liquidation value as preferred stock, with any issuance costs recorded as a reduction in Paid-in capital.

              Common Stock
              ------------

              During 2005, 2004 and 2003, activity with respect to our Common Stock was as follows:


                                                2005                        2004                        2003
                                        -----------------------    -------------------------   -------------------------
                                          Shares        Amount        Shares       Amount        Shares        Amount
                                        -----------  -----------   ------------ ------------   -----------  ------------
                                                                (Dollar amount in thousands)
Employee Stock based
     compensation...................      282,998    $    7,511     1,985,416    $   49,929     2,743,420    $   68,088
Acquisition of minority interests               -             -             -             -       426,859        13,510
Conversion of Class B Common Stock
                                                -             -             -             -     7,000,000           700
Shares received as a distribution
    From unconsolidated entities.        (635,885)      (14,520)            -             -             -             -
Repurchases of common stock......         (84,000)       (4,990)     (445,700)      (20,295)     (175,000)       (6,001)
                                        -----------  -----------   ------------ ------------   -----------  ------------
                                         (436,887)   $  (11,999)    1,539,716    $   29,634     9,995,279    $   76,297
                                        ===========  ===========   ============ ============   ===========  ============

                                      F-27

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              During 2005, we received a distribution of 503,110 shares, and one of the Consolidated Entities received 132,775 shares, of our Common Stock previously held by Unconsolidated Entities. The 503,110 shares that we received were retired.

              At December 31, 2005, certain entities we consolidate owned 1,146,207 shares of our Common Stock. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles our legally issued and outstanding shares of Common Stock and the reported outstanding shares of Common Stock at December 31, 2005 and December 31, 2004:

                                                At December 31,  At December 31,
Reconciliation of Common Shares Outstanding            2005             2004
----------------------------------------------  ---------------  ---------------
Legally issued and outstanding shares.......      129,235,770      129,455,882
Less - Shares owned by entities we consolidate
    that are eliminated in consolidation....       (1,146,207)        (929,432)
                                                ---------------  ---------------
Reported issued and outstanding shares......      128,089,563      128,526,450
                                                ===============  ===============

              As previously reported, the Board of Directors authorized the repurchase from time to time of up to 10,000,000 shares of our Common Stock on the open market or in privately negotiated transactions. During 2000, the Board of Directors increased the authorized number of shares that we could repurchase to 15,000,000. During 2001, the Board of Directors increased the authorized number of shares that we could repurchase to 25,000,000. Cumulatively through December 31, 2005, we repurchased a total of 22,201,720 shares of Common Stock at an aggregate cost of approximately $567,148,000.

              At December  31, 2005 and 2004,  we had  5,276,412  and  5,548,277
     shares of Common Stock reserved in connection with our stock option plans, respectively, (see Note 12) and 237,934 shares reserved for the conversion of Convertible Partnership Units.

              Class B Common Stock
              --------------------

              The 7,000,000 shares of Class B Common Stock were converted into 7,000,000 shares of Common Stock on January 1, 2003.

              Equity Stock

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

              Equity Stock, Series A
              ----------------------

              At December 31, 2005, we had 8,744,193 depositary shares outstanding (8,776,102 at December 31, 2004), each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). We received 31,909 depositary shares from a distribution from affiliated entities at March 31, 2005 (see Note 5). We have not issued any shares of our Equity Stock, Series A since May 2001. The issuance amounts were recorded as part of Paid-in capital on the consolidated balance sheet.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

              Equity Stock, Series AAA
              ------------------------

              In  November  1999,  we sold  $100,000,000  (4,289,544  shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to the Consolidated Development Joint Venture. On November 17, 2005, upon the acquisition of Mr. Hughes' interest in PSAC (Note 9), we owned 100% of the partnership interest in the Consolidated Development Joint Venture. For all periods presented, the Equity Stock, Series AAA and related dividends were eliminated in consolidation.

              Dividends
              ---------

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. For the tax year ended December 31, 2005, distributions for the common stock, Equity Stock, Series A, and all the various series of preferred stocks were classified as follows:

                                                                 2005 (unaudited)
                                   --------------------------------------------------------------------------
                                      1st Quarter        2nd Quarter         3rd Quarter         4th Quarter
                                   ----------------   ----------------     --------------      --------------
Ordinary Income                        98.5488%           99.3947%            99.9589%           100.0000%
Long-Term Capital Gain                  1.4512%            0.6053%             0.0411%             0.0000%
                                   ----------------   ----------------     --------------      --------------
Total                                      100%            100.00%             100.00%             100.00%
                                   ================   ================     ==============      ==============

              A percentage of the long-term capital gain is unrecaptured section 1250 gain for each quarter of 2005 as follows (unaudited):

                                            2005 Percentage of Total Long-Term Capital Gain Distribution
                                       ----------------------------------------------------------------------
                                         1st Quarter       2nd Quarter      3rd Quarter        4th Quarter
                                       ----------------- ---------------- ----------------- -----------------
Unrecaptured Section 1250 Gain             7.3110%           0.0000%          8.0542%            0.0000%
                                       ================= ================ ================= =================


              For corporate shareholders a portion of the total long-term capital gain is required to be recaptured as ordinary income. For each quarter of 2005 the percentages are as follows (unaudited):

                                            2005 Percentage of Total Long-Term Capital Gain Distribution
                                       ----------------------------------------------------------------------
                                         1st Quarter       2nd Quarter      3rd Quarter        4th Quarter
                                       ----------------- ---------------- ----------------- -----------------
IRC ss.291 Recapture                         1.4621%           0.0000%          1.6121%            0.0000%
                                       ================= ================ ================= =================

                                      F-29

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              The following table summarizes dividends for the years ended December 31, 2005, 2003 and 2002:


                                                 2005                     2004                      2003
                                      ----------------------   ---------------------    ----------------------
                                       Per share     Total     Per share    Total       Per share      Total
                                      ----------- ----------   ---------- ----------    ----------  ----------
                                                          (in thousands, except per share data)
Cumulative Preferred Stock
Series B                               $     -     $     -       $    -   $     -         $0.575    $  1,322
Series C                                     -           -            -         -         $0.844       1,013
Series D                                     -           -       $1.776     2,131         $2.375       2,850
Series E                                $0.208         457       $2.500     5,488         $2.500       5,488
Series F                                $0.819       1,884       $2.437     5,606         $2.437       5,606
Series K                                     -           -       $0.109       501         $2.063       9,488
Series L                                     -           -       $0.395     1,818         $2.063       9,488
Series M                                     -           -       $1.373     3,089         $2.188       4,922
Series Q                                $2.150      14,835       $2.150    14,835         $2.150      14,835
Series R                                $2.000      40,800       $2.000    40,800         $2.000      40,800
Series S                                $1.969      11,320       $1.969    11,320         $1.969      11,320
Series T                                $1.906      11,601       $1.906    11,601         $1.906      11,601
Series U                                $1.906      11,438       $1.906    11,438         $1.906      11,438
Series V                                $1.875      12,938       $1.875    12,938         $1.875      12,938
Series W                                $1.625       8,612       $1.625     8,612         $0.388       2,057
Series X                                $1.613       7,740       $1.613     7,740         $0.215       1,030
Series Y                                $1.713       2,740       $1.708     2,732              -           -
Series Z                                $1.563       7,031       $1.289     5,801              -           -
Series A                                $1.531       7,044       $1.153     5,302              -           -
Series B                                $1.781       7,748       $0.896     3,896              -           -
Series C                                $1.650       7,590       $0.495     2,277              -           -
Series D                                $1.292       6,976            -         -              -           -
Series E                                $1.144       6,463            -         -              -           -
Series F                                $0.543       5,430            -         -              -           -
Series G                                $0.093         370            -         -              -           -
                                                  ----------             -----------                ----------
                                                   173,017                157,925                    146,196
Common Equivalent Stock
Common Stock                            $1.900      244,200      $1.800   230,834         $1.800     225,864
Equity Stock, Series A                  $2.450       21,443      $2.450    21,501         $2.450      21,501
                                                  ----------             -----------                ----------
Total Distributions                                $438,660              $410,260                   $393,561
                                                  ==========             ===========                ==========


11.      Related party transactions
         --------------------------
              Relationships and transactions with the Hughes Family
              -----------------------------------------------------

              Mr. Hughes and his family (the "Hughes Family") have ownership interests in, and operate approximately 44 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our Common Stock outstanding at December 31, 2005. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 44 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              Prior to December 31, 2003, our personnel were engaged in the supervision and the operation of these Canadian self-storage facilities and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services (U.S. $542,499 and $638,000 in respect of the Canadian operations for 2003 and 2002, respectively, and U.S. $151,063 and $167,930 for other services during 2003 and 2002, respectively). There have been conflicts of interest in allocating the time of our personnel between our properties, the Canadian properties, and certain other Hughes Family interests. The sharing of personnel and systems with the Canadian entities was substantially discontinued by December 31, 2003. In October 2005, the Company's Board of Directors (with Mr. Hughes and B. Wayne Hughes Jr. abstaining) approved the reimbursement of CAD $653,424 (plus CAD $52,274 in interest accrued at 4%) representing the amount previously charged to the Canadian entities for system development costs that PSI no longer permits them to use. These amounts were reimbursed to PS Canada in November 2005.

              Through PSIC and PSCI-H, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During 2005, 2004, and 2003, respectively, we received $1,052,000, $1,069,000, and $1,017,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since our right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

              In November  1999, we formed the  Consolidated  Development  Joint
     Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. On August 5, 2005, we acquired the institutional investor's interest in PSAC for approximately $41,420,000 in cash. This acquisition gave us a controlling position in PSAC and the right to acquire the remaining interest in PSAC, held by Mr. Hughes, for a stipulated amount of $64,513,000 plus accrued preferred return on November 17, 2005. This transaction is discussed more fully in Note 9.

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

              Dann V. Angeloff, a director of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $45,000, $41,000 and $41,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

              In December 2003, we loaned $100,000,000 to PSB. This loan bore interest at the rate of 1.45% per year and was fully repaid on March 8, 2004.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $579,000, $562,000, and $581,000, respectively, in 2005, 2004 and 2003 in management fees with respect to PSB's property management services.

              We manage the Company's wholly-owned self-storage facilities as well as the facilities owned by the Unconsolidated Entities and the Consolidated Entities on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses which were included in the operations of the Unconsolidated Entities were approximately $4.3 million, $4.5 million, and $4.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services. PSB's share of these costs totaled approximately $340,000 for each of the three years ended December 31, 2005, 2004 and 2003, respectively.

              Stor-RE and third party insurance carriers have provided PS Canada, the Company, PSB, and other affiliates of the Company with liability and casualty insurance coverage until March 31, 2004. PS Canada has a 2.2% interest, and PSB has a 4.0% interest, in Stor-RE. PS Canada and PSB obtained their own liability and casualty insurance covering occurrences after April 1, 2004. For occurrences before April 1, 2004, STOR-Re continues to provide liability and casualty insurance coverage consistent with the relevant agreements.

12.      Stock-based Compensation
         ------------------------

              On December 31, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." We will adopt the provisions of this statement effective January 1, 2006 utilizing the modified prospective method of adoption. Because we already comply with the provisions of this statement, the adoption will have no effect on our net income, income from continuing operations, basic or diluted earnings per share, cash flow from operations, our cash flow from financing activities, or our disclosure.

              Description of Stock-Based Incentive Plan
              -----------------------------------------

              We have a 1990 Stock Option Plan (the "1990 Plan") which provides for the grant of non-qualified stock options. We have a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan"), a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), a 2001 Non-Executive/Non Director Stock Option and Incentive Plan (the "2001 non-executive Plan") and a 2001 Stock Option and Incentive Plan (the "2001 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan, the 2000 Plan, the 2001 Non-Executive Plan, and the 2001 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after December 31, 2002 vest generally over a five-year period at the rate of one-fifth per year) and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan, the 2000 Plan, the 2001 non-executive Plan and the 2001 Plan also provide for the grant of restricted stock (see below) to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors. A total of approximately 3,012,671 and 3,338,986 securities were available for grant at December 31, 2005 and 2004, respectively.

              Stock Options
              -------------

              Information with respect to stock options during 2005, 2004 and 2003 is as follows:

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


                                                        2005                          2004                         2003
                                             ---------------------------     ------------------------     --------------------------
                                                               Weighted                     Weighted                     Weighted
                                               Number          Average        Number        Average         Number        Average
                                                 of           Price per         of         Price per          of         Price per
                                               Options          Share         Options        Share         Options         Share
                                             -----------      ----------     -----------   ----------     -----------    -----------
 Options outstanding January 1                1,441,901          $35.07       3,088,618        $27.14      5,939,224         $25.79
   Granted                                      288,000           62.56         353,500         51.46        272,500          34.50
   Exercised (a)                               (249,520)          30.10      (1,957,907)        25.51     (2,743,420)         24.85
   Cancelled                                    (57,235)          36.84         (42,310)        32.75       (379,686)         28.33
                                             -----------      ----------     -----------   ----------     -----------    -----------
Options outstanding December 31 (b) (c)       1,423,146          $41.46       1,441,901        $35.08      3,088,618         $27.14
                                             ===========      ==========     ===========   ==========     ===========    ===========
 Price  range of options  outstanding  at
 December 31:                                        $18.00 to $69.87            $14.88 to $39.23             $14.88 to $37.40

Options exercisable at December 31 (d):         780,350          $31.38         651,013        $27.13      2,305,868         $25.24
                                             ===========      ==========     ===========   ==========     ===========    ===========


(a) The aggregate intrinsic value of shares exercised during each year, representing the differential between the market price and the exercise price on the respective dates of exercise, amounted to approximately $7,508,000, $45,673,000, and $36,839,000 for the years ended December 31,
     2005, 2004, and 2003, respectively.

(b) The options outstanding at December 31, 2005, have remaining average contractual lives of 7.2 years, and an aggregate intrinsic value, based upon the December 31, 2005 closing price of our common stock, of approximately $37,372,000.

(c) Approximately 372,570, 472,788, and 2,159,544 options have exercise prices less than $30 at December 31, 2005, 2004, and 2003, respectively. Approximately 624,000 and 336,000 options have exercise prices greater than $45 at December 31, 2005 and 2004, respectively (none at December 31,
     2003).

(d) The aggregate intrinsic value of exercisable options at December 31, 2005, based upon the closing price of our common stock at December 31, 2005, amounted to approximately $28,358,000. Options exercisable at December 31, 2005 have a weighted average remaining contractual life of approximately
     5.9 years.

              We recognize compensation expense for stock option awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"), with respect to stock options granted after January 1, 2002. The fair value of the stock options is determined utilizing the Black-Scholes option pricing model. The Black-Scholes option pricing model utilizes several assumptions, including the estimated life of the stock options, the average risk-free rate, the expected dividend yield, and expected volatility. We establish these assumptions based generally upon historical trends.

              We do not recognize compensation expense for stock option awards prior to January 1, 2002, instead, we disclose the amount of stock option expense that would have been recognized in each year with respect to these options had we utilized the Fair Value Method with respect to these awards, in the table below. Because stock-based awards had a vesting period of three years, our accounting method with respect to these pre-2002 awards has no effect after December 31, 2004.

              Outstanding stock options are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to a) the average cumulative measured but unrecognized compensation expense during the period and b) the strike price proceeds expected from the employee upon exercise.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

The following table sets forth financial disclosures with respect to the accounting for stock options:


                                                                                For the years ended December 31,
                                                                            ------------------------------------------
Selected information with respect to employee stock options:                   2005            2004             2003
                                                                            -----------    ----------       ----------
                                                                                  (dollar amounts in thousands,
                                                                                    except per-share amounts)

Average estimated value per option granted, utilizing the
Black-Scholes method..............................................             $6.77           $4.40            $1.95

Assumptions used in valuing options with the Black-Scholes method:
    Expected life of options in years (a).........................                 5               5                5
    Risk-free interest rate.......................................               4.0%            3.5%             3.0%
    Expected volatility (b).......................................             0.234           0.210            0.180
    Expected dividend yield.......................................               7.0%            7.0%             7.0%

Net income information with respect to each year:

Net income, as reported...........................................          $456,393        $366,213         $336,653
Add back:  stock-based employee compensation expense included in net
   income (c).....................................................             1,010             709              530
Less: stock-based employee compensation cost that would have been
   included if the fair value method were applied for all awards..            (1,010)           (874)          (3,311)
                                                                            -----------    ----------       ----------
   Net income, assuming consistent application of the fair value method     $456,393        $366,048         $333,872
                                                                            ==========     ==========       ==========
Earnings per share, as reported:
   Basic .........................................................             $1.98           $1.39            $1.29
   Diluted........................................................             $1.97           $1.38            $1.28

Earnings per share, assuming consistent application of the fair value method
   Basic .........................................................             $1.98           $1.39            $1.27
   Diluted........................................................             $1.97           $1.38            $1.26



(a) Expected life is based upon our expectations of stock option recipients' expected exercise and termination patterns.

(b) Expected volatility is based upon the level of volatility historically experienced.

(c) At December 31, 2005, the total compensation cost related to nonvested stock option awards amounts to approximately $2,604,000, which will be recognized over the remaining vesting period.

              Restricted Stock Units
              ----------------------

              Outstanding restricted stock units vest over a five-year period from the date of grant at the rate of one-fifth per year. The employee receives additional compensation equal to the per-share dividends received by common shareholders with respect to restricted stock units outstanding. Such compensation is accounted for as dividends paid. Any dividends paid on units which are subsequently forfeited are expensed. Upon vesting, the employee receives common shares equal to the number of vested restricted stock units in exchange for the units. The total value of each restricted stock unit grant, based upon the market price of our common stock at the date of grant, is amortized over the vesting period as compensation expense. The related employer portion of payroll taxes is expensed as incurred. Outstanding restricted stock units are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period. For purposes of the disclosures that follow, "fair value" on any particular date reflects the closing market price of our common stock on that date.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              During the year ended December 31, 2005, 169,750 restricted stock units were granted with an aggregate fair value on the date of grant of approximately $9,633,000, 74,200 restricted stock units were forfeited (aggregate grant-date fair value of $3,388,000), and 47,760 restricted stock units vested (aggregate grant-date fair value of $2,053,000) with an aggregate fair value on the date of vesting of $3,156,000. This vesting resulted in the issuance of 33,478 shares of common stock. In addition, cash compensation was paid to employees in lieu of 14,282 shares of common stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              During the year ended December 31, 2004, 94,500 restricted stock units were granted with an aggregate fair value on the date of grant of $4,649,000, 48,650 restricted stock units were forfeited, and 42,810 restricted stock units vested with an aggregate fair value on the date of vesting of approximately $2,419,000. This vesting resulted in the issuance of 27,509 shares of common stock. In addition, cash compensation was paid to employees in lieu of 15,301 shares of common stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting. During the year ended December 31, 2003, we granted 249,000 restricted stock units to employees of the Company with an aggregate fair value on the date of grant of approximately $10,180,000.

              At December 31, 2005, approximately 299,830 restricted stock units were outstanding (252,040 and 249,000 at December 31, 2004 and 2003, respectively) with an aggregate fair value at December 31, 2005, based upon the closing price of our common stock, of approximately $20,304,000. The aggregate grant-date fair value of the 299,830 restricted stock units outstanding at December 31, 2005 was approximately $14,922,000 ($10,895,000 for the 252,040 restricted stock units at December 31, 2004), which will be recognized over the remaining vesting period of approximately 3.5 years. A total of $3,748,000, $2,254,000, and $970,000 in restricted stock expense was recorded for the years ended December 31, 2005, 2004 and 2003, respectively, which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

              Outstanding restricted stock units are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period.

13.      Disclosures Regarding Segment Reporting
         ---------------------------------------

              Description of Each Reportable Segment
              --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management. We have four reportable segments: self-storage operations, containerized storage operations, commercial property operations, and ancillary operations. These segments are organized generally based upon their operating characteristics.

              The   self-storage   segment   comprises  the  direct   ownership,
     development, and operation of traditional storage facilities, and the ownership of equity interests in entities that own storage properties. The containerized storage operations represent another segment. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent. The ancillary operations include four sources of operating income: (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) sale of merchandise at our self-storage facilities, (iii) truck rentals at our self-storage facilities and (iv) management of facilities owned by third-party owners and facilities owned by the Unconsolidated Entities.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

              Presentation of Segment Information
              -----------------------------------

              The following table sets forth a reconciliation of each segment's net income to the Company's consolidated net income:

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


                                                      Year Ended December 31,
                                                 ----------------------------------
                                                    2005        2004        2003
                                                 ----------- ----------- ----------
                                                        (Amounts in thousands)

  Reconciliation of Net Income by Segment:

  Self-storage
  Revenue less cost of operations...........      $631,365    $562,129    $517,199
  Depreciation and amortization.............      (191,267)   (176,403)   (176,847)
  Equity in earnings of real estate
      entities .............................         6,348       4,953       4,583
  Discontinued operations (Note 3)..........         5,362         328       6,412
                                                 ----------- ----------- ----------
     Total self-storage segment net income..       451,808     391,007     351,347
                                                 ----------- ----------- ----------
  Commercial properties
  Revenue less cost of operations...........         7,112       6,422       6,418
  Depreciation and amortization ............        (2,322)     (2,114)     (2,436)
  Equity in earnings of real estate
      entities .............................        35,175      36,482      38,194
  Discontinued operations (Note 3) .........             -       1,122         237
                                                 ----------- ----------- ----------
     Total commercial property segment net
       income...............................        39,965      41,912      42,413
                                                 ----------- ----------- ----------
  Containerized storage
  Revenue less cost of operations...........         3,611       7,581      10,052
  Depreciation and amortization ............        (2,808)     (4,546)     (4,780)
  Discontinued operations (Note 3) .........         1,015      (2,351)     (2,729)
                                                 ----------- ----------- ----------
     Total containerized storage segment net
       income...............................         1,818         684       2,543
                                                 ----------- ----------- ----------
  Ancillary Operations
   Revenue less cost of operations..........        23,795      15,509      16,568

  Other items not allocated to segments
  -------------------------------------
  Equity in earnings - general and
     administrative and other...............       (16,640)    (18,871)    (17,811)
  Interest and other income.................        16,447       5,391       2,537
  General and administrative ...............       (21,115)    (18,813)    (17,127)
  Interest expense..........................        (8,216)       (760)     (1,121)
  Minority interest in income ..............       (32,651)    (49,913)    (43,703)
  Casualty loss ............................        (1,917)     (1,250)          -
  Gain on disposition of real estate........         3,099       1,317       1,007
                                                 ----------- ----------- ----------
     Total other items not allocated to segments   (60,993)    (82,899)    (76,218)
                                                 ----------- ----------- ----------
     Total consolidated net income .........      $456,393    $366,213    $336,653
                                                 =========== =========== ==========


14.      Events Subsequent to December 31, 2005 (unaudited)
         --------------------------------------------------

              As noted above, on November 30, 2005, we called for redemption all of the outstanding shares (total liquidation value of $172,500,000) of our 8.60% Cumulative Preferred Stock, Series Q, at $25 per share, plus accrued dividends. These shares were subsequently redeemed on January 19, 2006.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              On January 19, 2006, we issued 4,000,000 depositary shares, with each depositary share representing 1/1,000 of a share of 6.95% Cumulative Preferred Stock, Series H (carrying amount totaling $100,000,000). On January 27, 2006, we issued an additional 200,000 depository shares, with each depositary share representing 1/1,000 of a share of our 6.95% Cumulative Preferred Stock, Series H (carrying amount totaling $5,000,000).

              Between January 1, 2006 and March 15, 2006, we acquired three self-storage facilities from third parties with total net rentable square feet of 170,000, at an aggregate cost of approximately $20.0 million comprised of cash totaling $15.4 million and the assumption of debt totaling $4.6 million. These property acquisitions were funded entirely by us.

              We have entered into an agreement to acquire Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 646 self-storage facilities located in the United States and Europe. Under the agreement, and based upon our December 31, 2005 balance sheet and Shurgard's September 30, 2005 balance sheet included in its related Form 10-Q, i) we would issue 0.82 shares of our common stock for each share of Shurgard common stock which would increase our common shares outstanding from 128,089,563 to approximately 166,460,200 shares, ii) we would assume Shurgard debt which totals approximately $1.8 billion at September 30, 2005, increasing our debt outstanding (assuming no prepayment) from $150 million to approximately $2.0 billion, and iii) $136 million of Shurgard preferred stock would be redeemed. The transaction is targeted to close by the end of the second quarter of 2006.

              Completion of the transaction is not assured and is subject to risks, including that shareholders of either Public Storage or Shurgard do not approve the transaction or that the other closing conditions are not satisfied. In addition, Shurgard may under limited circumstances terminate the agreement to take a superior proposal. Public Storage and Shurgard are not aware of any significant governmental approvals that are required for consummation of the merger. If any approval or action is required, it is presently contemplated that Public Storage and Shurgard would use their reasonable best efforts to obtain such approval. There can be no assurance that any other approvals, if required, will be obtained.

              The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006.

15.      Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

     EITF Issue 04-05
     ----------------

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

              The effective date for applying the guidance in EITF 04-05 is June 29, 2005, for new limited partnerships, or no later than our fiscal year beginning January 1, 2006.

              We have not fully quantified the impact of this statement on our consolidated financial statements, but we do not believe that the impact will be significant.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

     Accounting Changes and Error Corrections
     ----------------------------------------

              In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Errors Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement replaces APB Opinion No. 20, "Accounting Changes,"
     and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We will adopt the provisions of SFAS No. 154 as of January 1, 2006 and we do not believe this statement will have a material impact on our financial position, operating results or cash flows.

     Accounting for Conditional Asset Retirement Obligations
     -------------------------------------------------------

              In March 2005, the FASB issued FASB FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligations" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlements are conditional on a future event that may or may not be within the control of the entity. FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation was effective October 1, 2005. The adoption of FIN 47 had no material impact on our financial position, operating results or cash flows.

16.      Commitments and Contingencies
         -----------------------------

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

              Based upon the uncertainty inherent in any putative class action, we cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted our motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, we filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. We are vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

     Gustavson,  et al v. Public Storage, Inc. (filed June 2003) (Superior Court
     ---------------------------------------------------------------------------
     - Los Angeles County); Potter, et al v. Hughes, et al (filed December 2004)
     ---------------------------------------------------------------------------
     (United States District Court - Central District of California)
     ---------------------------------------------------------------

              As previously reported, in November 2002, a shareholder of the Company made a demand on the Board of Directors that challenged the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and related matters. PSIC was previously owned by the Hughes Family.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              In June 2003, the Hughes family filed a complaint (Gustavson, et al v. Public Storage, Inc.) for declaratory relief asking the court to find that the acquisition of PSIC and related matters were fair to the Company. The Company filed an answer to the Hughes Family's complaint requesting a final judicial determination of the Company's rights of recovery against the Hughes Family in respect of PSIC. By order of the Superior Court, the matter was tried before Justice Malcolm Lucas, a former chief justice of the California Supreme Court. In October 2005, Judge Lucas rendered his decision, ruling against the Company by finding that the PSIC transaction was just and reasonable as to the Company and holding that the Hughes Family was not required to make any payment to the Company. The Superior Court has formally entered judgment accordingly and this lawsuit has been concluded.

              At the end of December 2004, the same shareholder referred to above and a second shareholder filed a shareholder's derivative complaint (Potter, et al v. Hughes, et al) naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in the Potter complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In June 2005, the court granted the defendants' motion to dismiss the Potter complaint with leave to amend the complaint. In July 2005, the plaintiffs filed an amended complaint, and the defendants filed a motion to dismiss the amended complaint. The matter is currently under submission. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Brinkley et al v. Public Storage,  Inc. (filed April, 2005) (Superior court
     ---------------------------------------------------------------------------
     of California - Los Angeles County)
     -----------------------------------

              The Brinkley plaintiffs are suing the Company on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. We are vigorously contesting the claims and intend to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. We do not believe that this matter will have any material adverse effect on the results of operations of the Company.

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

              The Company, STOR-Re, PSIC-H and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $102,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

              Our tenant insurance program, operating through PSIC through March 31, 2004, and through PSIC-H beginning April 1, 2004, reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. Throughout 2003, 2004, and 2005, we had outside third-party insurance coverage for claims paid exceeding $500,000 resulting from any individual event, to a limit of $10,000,000. Effective January 1, 2006, such coverage was revised to cover claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000.

         DEVELOPMENT AND ACQUISITION OF REAL ESTATE FACILITIES

              We currently have 62 projects in our development pipeline, including newly developed facilities and expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities (unaudited) is $323,184,000, of which $54,472,000 has been spent at December 31, 2005. Development of these projects is subject to contingencies.

              As of March 15, 2006, we are under contract to purchase seven self-storage facilities (total approximate net rentable square feet of 574,000) at an aggregate cost of approximately $69.4 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

17.      Supplementary quarterly financial data (unaudited)
         --------------------------------------------------


                                                              Three Months Ended
                                       --------------------------------------------------------------
                                          March 31,        June 30,      September 30,   December 31,
                                            2005             2005            2005             2005
                                       ------------      -----------    -------------    ------------
                                                     (in thousands, except per share data)
Revenues (a).....................        $  251,021       $  262,893      $  273,485       $  273,562
                                       ============      ===========    =============    ============
Cost of operations (a)...........        $   95,945       $   94,918      $   96,680       $   91,088
                                       ============      ===========    =============    ============
Income from continuing operations        $   95,348       $  108,228      $  123,068       $  123,372
                                       ============      ===========    =============    ============
Net income.......................        $   96,411       $  108,266      $  128,344       $  123,372
                                       ============      ===========    =============    ============
Per Common Share (Note 2):
   Net income -  Basic...........        $     0.38       $     0.47      $     0.62       $     0.51
                                       ============      ===========    =============    ============
   Net income -  Diluted.........        $     0.38       $     0.47      $     0.62       $     0.51
                                       ============      ===========    =============    ============

                                                              Three Months Ended
                                       --------------------------------------------------------------
                                         March 31,        June 30,      September 30,    December 31,
                                           2004             2004            2004             2004
                                       ------------      -----------    -------------    ------------
                                                     (in thousands, except per share data)
Revenues (a).....................        $  228,182       $  238,276      $  245,415       $  247,418
                                       ============      ===========    =============    ============
Cost of operations (a)...........        $   90,109       $   90,841      $   90,717       $   90,592
                                       ============      ===========    =============    ============
Income from continuing operations        $   69,116       $   92,828      $   98,516       $  106,654
                                       ============      ===========    =============    ============
Net income.......................        $   69,067       $   92,360      $   97,515       $  107,271
                                       ============      ===========    =============    ============
Per Common Share (Note 2):
   Net income - Basic............        $     0.17       $     0.38      $     0.38       $     0.46
                                       ============      ===========    =============    ============
   Net income - Diluted..........        $     0.17       $     0.37      $     0.38       $     0.46
                                       ============      ===========    =============    ============


(a) Revenues and cost of operations as presented in this table differ from the revenue and cost of operations as presented in our quarterly reports due primarily to reclassification of our truck rental, merchandise sales, and property management operations which are now included, along with our tenant reinsurance operations, under "Ancillary Operations" on our income statement. In previous presentations, the net income from our truck rental, merchandise sales, and property management operations were reflected as a component of "interest and other income." This reclassification increased revenues and cost of operations a total of $7,558,000, $8,719,000, and $8,417,000 in each of the first three quarters of 2004, respectively, and $7,416,000, $8,597,000, and $8,557,000 in each of the first three quarter in 2005, respectively. Revenues and cost of operations also differ due to the impact of discontinued operations accounting as described in Note 3.

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

Self-storage Facilities

1/1/81     Newport News / Jefferson Avenue             $-         $108      $1,071         $630            $-
1/1/81     Virginia Beach / Diamond Springs             -          186       1,094          737             -
8/1/81     San Jose / Snell                             -          312       1,815          407             -
10/1/81    Tampa / Lazy Lane                            -          282       1,899          650             -
6/1/82     San Jose / Tully                             -          645       1,579       10,726             -
6/1/82     San Carlos / Storage                         -          780       1,387          592             -
6/1/82     Mountain View                                -        1,180       1,182          318             -
6/1/82     Cupertino / Storage                          -          572       1,270          533             -
10/1/82    Sorrento Valley                              -        1,002       1,343        (815)             -
10/1/82    Northwood                                    -        1,034       1,522          359             -
12/1/82    Port/Halsey                                  -          357       1,150        (404)           326
12/1/82    Sacto/Folsom                                 -          396         329          676           323
1/1/83     Platte                                       -          409         953          490           428
1/1/83     Semoran                                      -          442       1,882        8,103           720
1/1/83     Raleigh/Yonkers                              -          203         914          474           425
3/1/83     Blackwood                                    -          213       1,559          329           595
4/1/83     Vailsgate                                    -          103         990          845           505
5/1/83     Delta Drive                                  -           67         481          312           241
6/1/83     Ventura                                      -          658       1,734          349           583
9/1/83     Southington                                  -          124       1,233          403           546
9/1/83     Southhampton                                 -          331       1,738          685           806
9/1/83     Webster/Keystone                             -          449       1,688          742           813
9/1/83     Dover                                        -          107       1,462          503           627
9/1/83     Newcastle                                    -          227       2,163          486           817
9/1/83     Newark                                       -          208       2,031          405           746
9/1/83     Langhorne                                    -          263       3,549          552         1,445


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                      Gross Carrying Amount
                                                       At December 31, 2005
   Date                                          --------------------------------    Accumulated
 Acquired              Description                 Land     Buildings      Total    Depreciation
------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

Self-storage Facilities

1/1/81     Newport News / Jefferson Avenue       $108      $1,701       $1,809       $1,601
1/1/81     Virginia Beach / Diamond Springs       186       1,831        2,017        1,733
8/1/81     San Jose / Snell                       312       2,222        2,534        2,152
10/1/81    Tampa / Lazy Lane                      282       2,549        2,831        2,384
6/1/82     San Jose / Tully                     2,990       9,960       12,950        3,319
6/1/82     San Carlos / Storage                   780       1,979        2,759        1,844
6/1/82     Mountain View                        1,046       1,634        2,680        1,390
6/1/82     Cupertino / Storage                    572       1,803        2,375        1,609
10/1/82    Sorrento Valley                        651         879        1,530          792
10/1/82    Northwood                            1,034       1,881        2,915        1,672
12/1/82    Port/Halsey                            357       1,072        1,429          793
12/1/82    Sacto/Folsom                           396       1,328        1,724          993
1/1/83     Platte                                 409       1,871        2,280        1,371
1/1/83     Semoran                                442      10,705       11,147        3,172
1/1/83     Raleigh/Yonkers                        203       1,813        2,016        1,385
3/1/83     Blackwood                              213       2,483        2,696        1,804
4/1/83     Vailsgate                              103       2,340        2,443        1,552
5/1/83     Delta Drive                             68       1,033        1,101          720
6/1/83     Ventura                                658       2,666        3,324        1,872
9/1/83     Southington                            123       2,183        2,306        1,523
9/1/83     Southhampton                           331       3,229        3,560        2,351
9/1/83     Webster/Keystone                       449       3,243        3,692        2,372
9/1/83     Dover                                  107       2,592        2,699        1,862
9/1/83     Newcastle                              227       3,466        3,693        2,474
9/1/83     Newark                                 208       3,182        3,390        2,260
9/1/83     Langhorne                              263       5,546        5,809        4,003


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

9/1/83     Hobart                                       -          215       1,491          732           838
9/1/83     Ft. Wayne/W. Coliseum                        -          160       1,395          521           535
9/1/83     Ft. Wayne/Bluffton                           -           88         675          293           285
10/1/83    Orlando J. Y. Parkway                        -          383       1,512          464           622
11/1/83    Aurora                                       -          505         758          359           341
11/1/83    Campbell                                     -        1,379       1,849        (472)           474
11/1/83    Col Springs/Ed                               -          471       1,640          220           554
11/1/83    Col Springs/Mv                               -          320       1,036          295           441
11/1/83    Thorton                                      -          418       1,400          178           536
11/1/83    Oklahoma City                                -          454       1,030          916           620
11/1/83    Tucson                                       -          343         778          665           420
11/1/83    Webster/Nasa                                 -        1,570       2,457        1,585         1,372
12/1/83    Charlotte                                    -          165       1,274          487           442
12/1/83    Greensboro/Market                            -          214       1,653          820           794
12/1/83    Greensboro/Electra                           -          112         869          384           382
12/1/83    Columbia                                     -          171       1,318          527           492
12/1/83    Richmond                                     -          176       1,360          635           468
12/1/83    Augusta                                      -           97         747          361           324
12/1/83    Tacoma                                       -          553       1,173          487           487
1/1/84     Fremont/Albrae                               -          636       1,659          523           532
1/1/84     Belton                                       -          175         858          794           378
1/1/84     Gladstone                                    -          275       1,799          604           640
1/1/84     Hickman/112                                  -          257       1,848        (757)           618
1/1/84     Holmes                                       -          289       1,333          472           455
1/1/84     Independence                                 -          221       1,848          470           609
1/1/84     Merriam                                      -          255       1,469          447           480
1/1/84     Olathe                                       -          107         992          381           361
1/1/84     Shawnee                                      -          205       1,420          503           502
1/1/84     Topeka                                       -           75       1,049          298           356
3/1/84     Marrietta/Cobb                               -           73         542          349           259
3/1/84     Manassas                                     -          320       1,556          471           553
3/1/84     Pico Rivera                                  -          743         807          363           321


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

9/1/83     Hobart                                   215       3,061        3,276        2,184
9/1/83     Ft. Wayne/W. Coliseum                    160       2,451        2,611        1,675
9/1/83     Ft. Wayne/Bluffton                        88       1,253        1,341          852
10/1/83    Orlando J. Y. Parkway                    383       2,598        2,981        1,840
11/1/83    Aurora                                   505       1,458        1,963        1,026
11/1/83    Campbell                               1,379       1,851        3,230        1,352
11/1/83    Col Springs/Ed                           471       2,414        2,885        1,736
11/1/83    Col Springs/Mv                           320       1,772        2,092        1,267
11/1/83    Thorton                                  418       2,114        2,532        1,512
11/1/83    Oklahoma City                            454       2,566        3,020        1,839
11/1/83    Tucson                                   343       1,863        2,206        1,301
11/1/83    Webster/Nasa                           1,571       5,413        6,984        3,701
12/1/83    Charlotte                                165       2,203        2,368        1,657
12/1/83    Greensboro/Market                        214       3,267        3,481        2,435
12/1/83    Greensboro/Electra                       112       1,635        1,747        1,237
12/1/83    Columbia                                 171       2,337        2,508        1,758
12/1/83    Richmond                                 176       2,463        2,639        1,758
12/1/83    Augusta                                   97       1,432        1,529        1,078
12/1/83    Tacoma                                   553       2,147        2,700        1,604
1/1/84     Fremont/Albrae                           636       2,714        3,350        2,043
1/1/84     Belton                                   175       2,030        2,205        1,487
1/1/84     Gladstone                                275       3,043        3,318        2,248
1/1/84     Hickman/112                              158       1,808        1,966        1,312
1/1/84     Holmes                                   289       2,260        2,549        1,665
1/1/84     Independence                             221       2,927        3,148        2,149
1/1/84     Merriam                                  255       2,396        2,651        1,799
1/1/84     Olathe                                   107       1,734        1,841        1,292
1/1/84     Shawnee                                  205       2,425        2,630        1,807
1/1/84     Topeka                                    75       1,703        1,778        1,261
3/1/84     Marrietta/Cobb                            73       1,150        1,223          861
3/1/84     Manassas                                 320       2,580        2,900        1,897
3/1/84     Pico Rivera                              743       1,491        2,234        1,129


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

4/1/84     Providence                                   -           92       1,087          472           423
4/1/84     Milwaukie/Oregon                             -          289         584          285           311
5/1/84     Raleigh/Departure                            -          302       2,484          585           788
5/1/84     Virginia Beach                               -          509       2,121          812           776
5/1/84     Philadelphia/Grant                           -        1,041       3,262          716           971
5/1/84     Garland                                      -          356         844          318           360
6/1/84     Lorton                                       -          435       2,040          778           682
6/1/84     Baltimore                                    -          382       1,793          929           634
6/1/84     Laurel                                       -          501       2,349          869           824
6/1/84     Delran                                       -          279       1,472          385           573
6/1/84     Orange Blossom                               -          226         924          254           398
6/1/84     Cincinnati                                   -          402       1,573          889           672
6/1/84     Florence                                     -          185         740          506           376
7/1/84     Trevose/Old Lincoln                          -          421       1,749          480           582
8/1/84     Medley                                       -          584       1,016          455           464
8/1/84     Oklahoma City                                -          340       1,310          613           652
8/1/84     Newport News                                 -          356       2,395          810         1,013
8/1/84     Kaplan/Walnut Hill                           -          971       2,359          951         1,041
8/1/84     Kaplan/Irving                                -          677       1,592        4,684           639
9/1/84     Cockrell Hill                                -          380         913        1,155           675
11/1/84    Omaha                                        -          109         806          526           399
11/1/84    Hialeah                                      -          886       1,784          407           672
12/1/84    Austin/Lamar                                 -          643         947          589           443
12/1/84    Pompano                                      -          399       1,386          644           698
12/1/84    Fort Worth                                   -          122         928           53           303
12/1/84    Montgomeryville                              -          215       2,085          499           776
1/1/85     Cranston                                     -          175         722          368           267
1/1/85     Bossier City                                 -          184       1,542          628           656
2/1/85     Simi Valley                                  -          737       1,389          368           520
2/1/85     Hurst                                        -          231       1,220          253           480
3/1/85     Chattanooga                                  -          202       1,573          784           683
3/1/85     Portland                                     -          285         941          432           438



                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

4/1/84     Providence                                92       1,982        2,074        1,473
4/1/84     Milwaukie/Oregon                         289       1,180        1,469          886
5/1/84     Raleigh/Departure                        302       3,857        4,159        2,857
5/1/84     Virginia Beach                           499       3,719        4,218        2,714
5/1/84     Philadelphia/Grant                     1,040       4,950        5,990        3,596
5/1/84     Garland                                  356       1,522        1,878        1,044
6/1/84     Lorton                                   435       3,500        3,935        2,502
6/1/84     Baltimore                                382       3,356        3,738        2,458
6/1/84     Laurel                                   500       4,043        4,543        2,927
6/1/84     Delran                                   279       2,430        2,709        1,700
6/1/84     Orange Blossom                           226       1,576        1,802        1,123
6/1/84     Cincinnati                               402       3,134        3,536        2,076
6/1/84     Florence                                 185       1,622        1,807        1,141
7/1/84     Trevose/Old Lincoln                      421       2,811        3,232        2,061
8/1/84     Medley                                   584       1,935        2,519        1,341
8/1/84     Oklahoma City                            340       2,575        2,915        1,830
8/1/84     Newport News                             356       4,218        4,574        2,956
8/1/84     Kaplan/Walnut Hill                       971       4,351        5,322        3,083
8/1/84     Kaplan/Irving                            678       6,914        7,592        2,645
9/1/84     Cockrell Hill                            380       2,743        3,123        1,939
11/1/84    Omaha                                    109       1,731        1,840        1,225
11/1/84    Hialeah                                  886       2,863        3,749        1,999
12/1/84    Austin/Lamar                             643       1,979        2,622        1,355
12/1/84    Pompano                                  399       2,728        3,127        1,922
12/1/84    Fort Worth                               122       1,284        1,406          894
12/1/84    Montgomeryville                          215       3,360        3,575        2,291
1/1/85     Cranston                                 175       1,357        1,532          972
1/1/85     Bossier City                             184       2,826        3,010        1,950
2/1/85     Simi Valley                              737       2,277        3,014        1,572
2/1/85     Hurst                                    231       1,953        2,184        1,354
3/1/85     Chattanooga                              202       3,040        3,242        1,937
3/1/85     Portland                                 285       1,811        2,096        1,195


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

3/1/85     Fern Park                                    -          144       1,107          241           432
3/1/85     Fairfield                                    -          338       1,187          532           527
3/1/85     Houston / Westheimer                         -          850       1,179          805             -
4/1/85     Austin/ S. First                             -          778       1,282          384           711
4/1/85     Cincinnati/ E. Kemper                        -          232       1,573          333           853
4/1/85     Cincinnati/ Colerain                         -          253       1,717          422           932
4/1/85     Florence/ Tanner Lane                        -          218       1,477          426           835
4/1/85     Laguna Hills                                 -        1,224       3,303          491         1,213
5/1/85     Tacoma/ Phillips Rd.                         -          396       1,204          319           669
5/1/85     Milwaukie/ Mcloughlin                        -          458         742          423           620
5/1/85     Manchester/ S. Willow                        -          371       2,129         (70)           854
5/1/85     Longwood                                     -          355       1,645          360           669
5/1/85     Columbus/Busch Blvd.                         -          202       1,559          612           592
5/1/85     Columbus/Kinnear Rd.                         -          241       1,865          694           771
5/1/85     Worthington                                  -          221       1,824          658           709
5/1/85     Arlington                                    -          201       1,497          581           618
6/1/85     N. Hollywood/ Raymer                         -          967         848          270           515
6/1/85     Grove City/ Marlane Drive                    -          150       1,157          511           471
6/1/85     Reynoldsburg                                 -          204       1,568          791           598
7/1/85     San Diego/ Kearny Mesa Rd                    -          783       1,750          367           962
7/1/85     Scottsdale/ 70th St                          -          632       1,368          374           742
7/1/85     Concord/ Hwy 29                              -          150         750          459           587
7/1/85     Columbus/Morse Rd.                           -          195       1,510          466           670
7/1/85     Columbus/Kenney Rd.                          -          199       1,531          562           598
7/1/85     Westerville                                  -          199       1,517          717           620
7/1/85     Springfield                                  -           90         699          474           332
7/1/85     Dayton/Needmore Road                         -          144       1,108          543           460
7/1/85     Dayton/Executive Blvd.                       -          160       1,207          479           569
7/1/85     Lilburn                                      -          331         969          250           424
9/1/85     Madison/ Copps Ave.                          -          450       1,150          467           665
9/1/85     Columbus/ Sinclair                           -          307         893          400           519
9/1/85     Philadelphia/ Tacony St                      -          118       1,782          305           856


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

3/1/85     Fern Park                                144       1,780        1,924        1,235
3/1/85     Fairfield                                338       2,246        2,584        1,524
3/1/85     Houston / Westheimer                     850       1,984        2,834        1,707
4/1/85     Austin/ S. First                         778       2,377        3,155        1,531
4/1/85     Cincinnati/ E. Kemper                    232       2,759        2,991        1,749
4/1/85     Cincinnati/ Colerain                     253       3,071        3,324        1,950
4/1/85     Florence/ Tanner Lane                    218       2,738        2,956        1,733
4/1/85     Laguna Hills                           1,224       5,007        6,231        3,440
5/1/85     Tacoma/ Phillips Rd.                     396       2,192        2,588        1,387
5/1/85     Milwaukie/ Mcloughlin                    458       1,785        2,243        1,137
5/1/85     Manchester/ S. Willow                    371       2,913        3,284        1,832
5/1/85     Longwood                                 355       2,674        3,029        1,829
5/1/85     Columbus/Busch Blvd.                     202       2,763        2,965        1,786
5/1/85     Columbus/Kinnear Rd.                     241       3,330        3,571        2,113
5/1/85     Worthington                              221       3,191        3,412        2,062
5/1/85     Arlington                                201       2,696        2,897        1,806
6/1/85     N. Hollywood/ Raymer                     967       1,633        2,600        1,039
6/1/85     Grove City/ Marlane Drive                150       2,139        2,289        1,419
6/1/85     Reynoldsburg                             204       2,957        3,161        1,854
7/1/85     San Diego/ Kearny Mesa Rd                783       3,079        3,862        1,966
7/1/85     Scottsdale/ 70th St                      632       2,484        3,116        1,547
7/1/85     Concord/ Hwy 29                          150       1,796        1,946        1,153
7/1/85     Columbus/Morse Rd.                       195       2,646        2,841        1,808
7/1/85     Columbus/Kenney Rd.                      199       2,691        2,890        1,799
7/1/85     Westerville                              305       2,748        3,053        1,832
7/1/85     Springfield                               90       1,505        1,595          974
7/1/85     Dayton/Needmore Road                     144       2,111        2,255        1,380
7/1/85     Dayton/Executive Blvd.                   159       2,256        2,415        1,548
7/1/85     Lilburn                                  330       1,644        1,974        1,126
9/1/85     Madison/ Copps Ave.                      450       2,282        2,732        1,403
9/1/85     Columbus/ Sinclair                       307       1,812        2,119        1,115
9/1/85     Philadelphia/ Tacony St                  118       2,943        3,061        1,853


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

10/1/85    N. Hollywood/ Whitsett                       -        1,524       2,576          416         1,302
10/1/85    Portland/ SE 82nd St                         -          354         496          370           380
10/1/85    Columbus/ Ambleside                          -          124       1,526          170           644
10/1/85    Indianapolis/ Pike Place                     -          229       1,531          570           856
10/1/85    Indianapolis/ Beach Grove                    -          198       1,342          299           709
10/1/85    Hartford/ Roberts                            -          219       1,481          477           966
10/1/85    Wichita/ S. Rock Rd.                         -          501       1,478          302           657
10/1/85    Wichita/ E. Harry                            -          313       1,050          176           468
10/1/85    Wichita/ S. Woodlawn                         -          263         905          200           437
10/1/85    Wichita/ E. Kellogg                          -          185         658            5           261
10/1/85    Wichita/ S. Tyler                            -          294       1,004          138           530
10/1/85    Wichita/ W. Maple                            -          234         805         (27)           313
10/1/85    Wichita/ Carey Lane                          -          192         674           66           296
10/1/85    Wichita/ E. Macarthur                        -          220         775         (45)           323
10/1/85    Joplin/ S. Range Line                        -          264         904          216           465
10/1/85    San Antonio/ Wetmore Rd.                     -          306       1,079          558           638
10/1/85    San Antonio/ Callaghan                       -          288       1,016          451           543
10/1/85    San Antonio/ Zarzamora                       -          364       1,281          638           674
10/1/85    San Antonio/ Hackberry                       -          388       1,367        2,552         1,001
10/1/85    San Antonio/ Fredericksburg                  -          287       1,009          663           597
10/1/85    Dallas/ S. Westmoreland                      -          474       1,670          216           734
10/1/85    Dallas/ Alvin St.                            -          359       1,266          187           559
10/1/85    Fort Worth/ W. Beach St.                     -          356       1,252          207           531
10/1/85    Fort Worth/ E. Seminary                      -          382       1,346          223           552
10/1/85    Fort Worth/ Cockrell St.                     -          323       1,136          212           515
11/1/85    Everett/ Evergreen                           -          706       2,294          605         1,076
11/1/85    Seattle/ Empire Way                          -        1,652       5,348          779         2,198
12/1/85    Milpitas                                     -        1,623       1,577          334           913
12/1/85    Pleasanton/ Santa Rita                       -        1,226       2,078          430         1,160
12/1/85    Amherst/ Niagra Falls                        -          132         701          289           400
12/1/85    West Sams Blvd.                              -          164       1,159        (242)           383
12/1/85    MacArthur Rd.                                -          204       1,628          239           638


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

10/1/85    N. Hollywood/ Whitsett                 1,524       4,294        5,818        2,697
10/1/85    Portland/ SE 82nd St                     354       1,246        1,600          785
10/1/85    Columbus/ Ambleside                      124       2,340        2,464        1,411
10/1/85    Indianapolis/ Pike Place                 229       2,957        3,186        1,748
10/1/85    Indianapolis/ Beach Grove                198       2,350        2,548        1,455
10/1/85    Hartford/ Roberts                        219       2,924        3,143        1,762
10/1/85    Wichita/ S. Rock Rd.                     642       2,296        2,938        1,433
10/1/85    Wichita/ E. Harry                        285       1,722        2,007        1,088
10/1/85    Wichita/ S. Woodlawn                     263       1,542        1,805          952
10/1/85    Wichita/ E. Kellogg                      185         924        1,109          574
10/1/85    Wichita/ S. Tyler                        294       1,672        1,966        1,077
10/1/85    Wichita/ W. Maple                        234       1,091        1,325          687
10/1/85    Wichita/ Carey Lane                      192       1,036        1,228          650
10/1/85    Wichita/ E. Macarthur                    220       1,053        1,273          642
10/1/85    Joplin/ S. Range Line                    264       1,585        1,849        1,017
10/1/85    San Antonio/ Wetmore Rd.                 306       2,275        2,581        1,466
10/1/85    San Antonio/ Callaghan                   288       2,010        2,298        1,303
10/1/85    San Antonio/ Zarzamora                   364       2,593        2,957        1,674
10/1/85    San Antonio/ Hackberry                   389       4,919        5,308        2,027
10/1/85    San Antonio/ Fredericksburg              287       2,269        2,556        1,402
10/1/85    Dallas/ S. Westmoreland                  474       2,620        3,094        1,724
10/1/85    Dallas/ Alvin St.                        359       2,012        2,371        1,334
10/1/85    Fort Worth/ W. Beach St.                 356       1,990        2,346        1,312
10/1/85    Fort Worth/ E. Seminary                  382       2,121        2,503        1,402
10/1/85    Fort Worth/ Cockrell St.                 323       1,863        2,186        1,227
11/1/85    Everett/ Evergreen                       706       3,975        4,681        2,654
11/1/85    Seattle/ Empire Way                    1,651       8,326        9,977        5,492
12/1/85    Milpitas                               1,623       2,824        4,447        1,738
12/1/85    Pleasanton/ Santa Rita                 1,226       3,668        4,894        2,264
12/1/85    Amherst/ Niagra Falls                    132       1,390        1,522          914
12/1/85    West Sams Blvd.                          164       1,300        1,464          865
12/1/85    MacArthur Rd.                            204       2,505        2,709        1,629


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

12/1/85    Brockton/ Main                               -          153       2,020        (155)           678
12/1/85    Eatontown/ Hwy 35                            -          308       4,067          655         1,648
12/1/85    Denver/ Leetsdale                            -          603         847          285           408
1/1/86     Mapleshade/ Rudderow                         -          362       1,811          383           825
1/1/86     Bordentown/ Groveville                       -          196         981          184           471
1/1/86     Sun Valley/ Sheldon                          -          544       1,836          399           793
1/1/86     Las Vegas/ Highland                          -          432         848          308           420
2/1/86     Costa Mesa/ Pomona                           -        1,405       1,520          409           693
2/1/86     Brea/ Imperial Hwy                           -        1,069       2,165          423           954
2/1/86     Skokie/ McCormick                            -          638       1,912          325           779
2/1/86     Colorado Springs/ Sinton                     -          535       1,115          424           631
2/1/86     Oklahoma City/ Penn                          -          146         829          164           406
2/1/86     Oklahoma City/ 39th                          -          238         812          351           477
3/1/86     Jacksonville/ Wiley                          -          140         510          296           331
3/1/86     St. Louis/ Forder                            -          517       1,133          339           534
3/3/86     Tampa / 56th                                 -          450       1,360          588             -
4/1/86     Reno/ Telegraph                              -          649       1,051          558           682
4/1/86     St. Louis/Kirkham                            -          199       1,001          246           401
4/1/86     St. Louis/Reavis                             -          192         958          248           384
4/1/86     Fort Worth/East Loop                         -          196         804          261           369
5/1/86     Westlake Village                             -        1,205         995        4,965           429
5/1/86     Sacramento/Franklin Blvd.                    -          872         978        3,287           389
6/1/86     Richland Hills                               -          543         857          459           404
6/1/86     West Valley/So. 3600                         -          208       1,552          464           413
7/1/86     Colorado Springs/ Hollow Tree                -          574         726          321           426
7/1/86     West LA/Purdue Ave.                          -        2,415       3,585          273         1,212
7/1/86     Capital Heights/Central Ave.                 -          649       3,851          493         1,277
7/1/86     Pontiac/Dixie Hwy.                           -          259       2,091          227           756
8/1/86     Laurel/Ft. Meade Rd.                         -          475       1,475          355           630
8/1/86     Hammond / Calumet                            -           97         751          646           366
9/1/86     Kansas City/S. 44th.                         -          509       1,906          641           737
9/1/86     Lakewood / Wadsworth - 6th                   -        1,070       3,155          749         1,027


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                         Gross Carrying Amount
                                                          At December 31, 2005
   Date                                             --------------------------------    Accumulated
 Acquired              Description                    Land     Buildings      Total    Depreciation
---------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

12/1/85    Brockton/ Main                            153       2,543        2,696        1,663
12/1/85    Eatontown/ Hwy 35                         308       6,370        6,678        4,141
12/1/85    Denver/ Leetsdale                         603       1,540        2,143          991
1/1/86     Mapleshade/ Rudderow                      362       3,019        3,381        1,965
1/1/86     Bordentown/ Groveville                    196       1,636        1,832        1,064
1/1/86     Sun Valley/ Sheldon                       544       3,028        3,572        1,984
1/1/86     Las Vegas/ Highland                       432       1,576        2,008        1,024
2/1/86     Costa Mesa/ Pomona                      1,405       2,622        4,027        1,719
2/1/86     Brea/ Imperial Hwy                      1,069       3,542        4,611        2,315
2/1/86     Skokie/ McCormick                         638       3,016        3,654        1,944
2/1/86     Colorado Springs/ Sinton                  535       2,170        2,705        1,382
2/1/86     Oklahoma City/ Penn                       146       1,399        1,545          914
2/1/86     Oklahoma City/ 39th                       238       1,640        1,878        1,076
3/1/86     Jacksonville/ Wiley                       140       1,137        1,277          747
3/1/86     St. Louis/ Forder                         517       2,006        2,523        1,302
3/3/86     Tampa / 56th                              450       1,948        2,398        1,542
4/1/86     Reno/ Telegraph                           649       2,291        2,940        1,500
4/1/86     St. Louis/Kirkham                         199       1,648        1,847        1,086
4/1/86     St. Louis/Reavis                          192       1,590        1,782        1,045
4/1/86     Fort Worth/East Loop                      196       1,434        1,630          953
5/1/86     Westlake Village                        1,247       6,347        7,594        1,069
5/1/86     Sacramento/Franklin Blvd.               1,139       4,387        5,526        1,729
6/1/86     Richland Hills                            543       1,720        2,263        1,151
6/1/86     West Valley/So. 3600                      208       2,429        2,637        1,569
7/1/86     Colorado Springs/ Hollow Tree             574       1,473        2,047          939
7/1/86     West LA/Purdue Ave.                     2,416       5,069        7,485        3,296
7/1/86     Capital Heights/Central Ave.              649       5,621        6,270        3,632
7/1/86     Pontiac/Dixie Hwy.                        259       3,074        3,333        1,968
8/1/86     Laurel/Ft. Meade Rd.                      475       2,460        2,935        1,579
8/1/86     Hammond / Calumet                          97       1,763        1,860        1,105
9/1/86     Kansas City/S. 44th.                      509       3,284        3,793        2,105
9/1/86     Lakewood / Wadsworth - 6th              1,070       4,931        6,001        3,377


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
----------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

10/1/86    Peralta/Fremont                              -          851       1,074          327           456
10/1/86    Birmingham/Highland                          -           89         786          252           398
10/1/86    Birmingham/Riverchase                        -          262       1,338          460           645
10/1/86    Birmingham/Eastwood                          -          166       1,184          416           612
10/1/86    Birmingham/Forestdale                        -          152         948          280           519
10/1/86    Birmingham/Centerpoint                       -          265       1,305          419           525
10/1/86    Birmingham/Roebuck Plaza                     -          101         399          302           425
10/1/86    Birmingham/Greensprings                      -          347       1,173          359           281
10/1/86    Birmingham/Hoover-Lorna                      -          372       1,128          421           431
10/1/86    Midfield/Bessemer                            -          170         355          354           112
10/1/86    Huntsville/Leeman Ferry Rd.                  -          158         992          305           558
10/1/86    Huntsville/Drake                             -          253       1,172          302           538
10/1/86    Anniston/Whiteside                           -           59         566          225           329
10/1/86    Houston/Glenvista                            -          595       1,043          699           494
10/1/86    Houston/I-45                                 -          704       1,146          992           604
10/1/86    Houston/Rogerdale                            -        1,631       2,792          718         1,232
10/1/86    Houston/Gessner                              -        1,032       1,693        1,105           746
10/1/86    Houston/Richmond-Fairdale                    -        1,502       2,506        1,215         1,160
10/1/86    Houston/Gulfton                              -        1,732       3,036        1,173         1,398
10/1/86    Houston/Westpark                             -          503         854          221           435
10/1/86    Jonesboro                                    -          157         718          266           370
10/1/86    Houston / South Loop West                    -        1,299       3,491        1,302         1,366
10/1/86    Houston / Plainfield Road                    -          904       2,319          867           920
10/1/86    Houston / North Freeway                      -          719       1,987          238           609
10/1/86    Houston / Old Katy Road                      -        1,365       3,431           27         1,274
10/1/86    Houston / Long Point                         -          451       1,187          659           563
10/1/86    Austin / Research Blvd.                      -        1,390       1,710          595           672
11/1/86    Arleta / Osborne Street                      -          987         663          314           290
12/1/86    Lynnwood / 196th Street                      -        1,063       1,602        7,395           571
12/1/86    N. Auburn / Auburn Way N.                    -          606       1,144          448           533
12/1/86    Gresham / Burnside & 202nd                   -          351       1,056          455           482
12/1/86    Denver / Sheridan Boulevard                  -        1,033       2,792          981         1,007


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

10/1/86    Peralta/Fremont                          851       1,857        2,708        1,197
10/1/86    Birmingham/Highland                      150       1,375        1,525          909
10/1/86    Birmingham/Riverchase                    278       2,427        2,705        1,605
10/1/86    Birmingham/Eastwood                      232       2,146        2,378        1,359
10/1/86    Birmingham/Forestdale                    190       1,709        1,899        1,120
10/1/86    Birmingham/Centerpoint                   273       2,241        2,514        1,411
10/1/86    Birmingham/Roebuck Plaza                 340         887        1,227          576
10/1/86    Birmingham/Greensprings                   16       2,144        2,160        1,397
10/1/86    Birmingham/Hoover-Lorna                  266       2,086        2,352        1,329
10/1/86    Midfield/Bessemer                         95         896          991          569
10/1/86    Huntsville/Leeman Ferry Rd.              198       1,815        2,013        1,203
10/1/86    Huntsville/Drake                         248       2,017        2,265        1,301
10/1/86    Anniston/Whiteside                       107       1,072        1,179          706
10/1/86    Houston/Glenvista                        595       2,236        2,831        1,452
10/1/86    Houston/I-45                             703       2,743        3,446        1,785
10/1/86    Houston/Rogerdale                      1,631       4,742        6,373        3,051
10/1/86    Houston/Gessner                        1,032       3,544        4,576        2,335
10/1/86    Houston/Richmond-Fairdale              1,501       4,882        6,383        3,200
10/1/86    Houston/Gulfton                        1,732       5,607        7,339        3,664
10/1/86    Houston/Westpark                         503       1,510        2,013          975
10/1/86    Jonesboro                                157       1,354        1,511          876
10/1/86    Houston / South Loop West              1,299       6,159        7,458        4,267
10/1/86    Houston / Plainfield Road                904       4,106        5,010        2,828
10/1/86    Houston / North Freeway                  661       2,892        3,553        1,943
10/1/86    Houston / Old Katy Road                1,164       4,933        6,097        3,334
10/1/86    Houston / Long Point                     451       2,409        2,860        1,708
10/1/86    Austin / Research Blvd.                1,390       2,977        4,367        2,051
11/1/86    Arleta / Osborne Street                  987       1,267        2,254          842
12/1/86    Lynnwood / 196th Street                1,405       9,226       10,631        2,771
12/1/86    N. Auburn / Auburn Way N.                606       2,125        2,731        1,475
12/1/86    Gresham / Burnside & 202nd               351       1,993        2,344        1,334
12/1/86    Denver / Sheridan Boulevard            1,033       4,780        5,813        3,244


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

12/1/86    Marietta / Cobb Parkway                      -          536       2,764        1,042         1,016
12/1/86    Hillsboro / T.V.Highway                      -          461         574          260           414
12/1/86    San Antonio / West Sunset Road               -        1,206       1,594          580           649
12/31/86   Monrovia / Myrtle Avenue                     -        1,149       2,446          220             -
12/31/86   Chatsworth / Topanga                         -        1,447       1,243        3,776             -
12/31/86   Houston / Larkwood                           -          247         602          387             -
12/31/86   Northridge                                   -        3,624       1,922        2,492             -
12/31/86   Santa Clara / Duane                          -        1,950       1,004          404             -
12/31/86   Oyster Point                                 -        1,569       1,490          468             -
12/31/86   Walnut                                       -          767         613        5,666             -
3/1/87     Annandale / Ravensworth                      -          679       1,621          339           596
4/1/87     City Of Industry / Amar                      -          748       2,052          520           702
5/1/87     Oklahoma City / W. Hefner                    -          459         941          352           417
7/1/87     Oakbrook Terrace                             -          912       2,688        1,741           399
8/1/87     San Antonio/Austin Hwy.                      -          400         850         (12)           164
10/1/87    Plantation/S. State Rd.                      -          924       1,801        (213)           298
10/1/87    Rockville/Fredrick Rd.                       -        1,695       3,305         (93)           519
2/1/88     Anaheim/Lakeview                             -          995       1,505           46           256
6/7/88     Mesquite / Sorrento Drive                    -          928       1,011        3,506             -
7/1/88     Fort Wayne                                   -          101       1,524          232           663
1/1/92     Costa Mesa                                   -          533         980          772             -
3/1/92     Dallas / Walnut St.                          -          537       1,008          303             -
5/1/92     Camp Creek                                   -          576       1,075          320             -
9/1/92     Orlando/W. Colonial                          -          368         713          218             -
9/1/92     Jacksonville/Arlington                       -          554       1,065          275             -
10/1/92    Stockton/Mariners                            -          381         730          218             -
11/18/92   Virginia Beach/General Booth Blvd            -          599       1,119          449             -
1/1/93     Redwood City/Storage                         -          907       1,684          262             -
1/1/93     City Of Industry                             -        1,611       2,991          879             -
1/1/93     San Jose/Felipe                              -        1,124       2,088          553             -
1/1/93     Baldwin Park/Garvey Ave                      -          840       1,561          433             -
3/19/93    Westminister / W. 80th                       -          840       1,586          317             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

12/1/86    Marietta / Cobb Parkway                  536       4,822        5,358        3,162
12/1/86    Hillsboro / T.V.Highway                  461       1,248        1,709          947
12/1/86    San Antonio / West Sunset Road         1,207       2,822        4,029        1,913
12/31/86   Monrovia / Myrtle Avenue               1,149       2,666        3,815        2,003
12/31/86   Chatsworth / Topanga                   1,448       5,018        6,466        1,427
12/31/86   Houston / Larkwood                       246         990        1,236          718
12/31/86   Northridge                             3,624       4,414        8,038        2,244
12/31/86   Santa Clara / Duane                    1,950       1,408        3,358        1,046
12/31/86   Oyster Point                           1,569       1,958        3,527        1,410
12/31/86   Walnut                                   769       6,277        7,046        1,448
3/1/87     Annandale / Ravensworth                  679       2,556        3,235        1,705
4/1/87     City Of Industry / Amar                  748       3,274        4,022        1,497
5/1/87     Oklahoma City / W. Hefner                459       1,710        2,169        1,127
7/1/87     Oakbrook Terrace                       1,580       4,160        5,740        2,901
8/1/87     San Antonio/Austin Hwy.                  400       1,002        1,402          879
10/1/87    Plantation/S. State Rd.                  924       1,886        2,810        1,598
10/1/87    Rockville/Fredrick Rd.                 1,694       3,732        5,426        3,171
2/1/88     Anaheim/Lakeview                         995       1,807        2,802        1,507
6/7/88     Mesquite / Sorrento Drive              1,045       4,400        5,445        1,913
7/1/88     Fort Wayne                               101       2,419        2,520        1,256
1/1/92     Costa Mesa                               535       1,750        2,285        1,377
3/1/92     Dallas / Walnut St.                      537       1,311        1,848        1,301
5/1/92     Camp Creek                               576       1,395        1,971          876
9/1/92     Orlando/W. Colonial                      367         932        1,299          556
9/1/92     Jacksonville/Arlington                   554       1,340        1,894          797
10/1/92    Stockton/Mariners                        381         948        1,329          573
11/18/92   Virginia Beach/General Booth Blvd        599       1,568        2,167          926
1/1/93     Redwood City/Storage                     907       1,946        2,853        1,086
1/1/93     City Of Industry                       1,611       3,870        5,481        2,283
1/1/93     San Jose/Felipe                        1,124       2,641        3,765        1,412
1/1/93     Baldwin Park/Garvey Ave                  840       1,994        2,834        1,161
3/19/93    Westminister / W. 80th                   840       1,903        2,743        1,074


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

4/26/93    Costa Mesa / Newport                       867        2,141       3,989        5,397             -
5/13/93    Austin /N. Lamar                             -          919       1,695        8,576             -
5/28/93    Jacksonville/Phillips Hwy.                   -          406         771          224             -
5/28/93    Tampa/Nebraska Avenue                        -          550       1,043          180             -
6/9/93     Calabasas / Ventura Blvd.                    -        1,762       3,269          228             -
6/9/93     Carmichael / Fair Oaks                       -          573       1,052          272             -
6/9/93     Santa Clara / Duane                          -          454         834          120             -
6/10/93    Citrus Heights / Sylvan Road                 -          438         822          200             -
6/25/93    Trenton / Allen Road                         -          623       1,166          255             -
6/30/93    Los Angeles/W.Jefferson Blvd                 -        1,085       2,017          224             -
7/16/93    Austin / So. Congress Ave                    -          777       1,445          376             -
8/1/93     Gaithersburg / E. Diamond                    -          602       1,139          177             -
8/11/93    Atlanta / Northside                          -        1,150       2,149          363             -
8/11/93    Smyrna/ Rosswill Rd                          -          446         842          247             -
8/13/93    So. Brunswick/Highway                        -        1,076       2,033          370             -
10/1/93    Denver / Federal Blvd                        -          875       1,633          277             -
10/1/93    Citrus Heights                               -          527         987          124             -
10/1/93    Lakewood / 6th Ave                           -          798       1,489           54             -
10/27/93   Houston / S Shaver St                        -          481         896          225             -
11/3/93    Upland/S. Euclid Ave.                        -          431         807          551             -
11/16/93   Norcross / Jimmy Carter                      -          627       1,167          230             -
11/16/93   Seattle / 13th                               -        1,085       2,015          675             -
12/9/93    Salt Lake City                               -          765       1,422           31             -
12/16/93   West Valley City                             -          683       1,276          246             -
12/21/93   Pinellas Park / 34th St. W                   -          607       1,134          245             -
12/28/93   New Orleans / S. Carrollton Ave              -        1,575       2,941          207             -
12/29/93   Orange / Main                                -        1,238       2,317        1,478             -
12/29/93   Sunnyvale / Wedell                           -          554       1,037          779             -
12/29/93   El Cajon / Magnolia                          -          421         791          590             -
12/29/93   Orlando / S. Semoran Blvd.                   -          462         872          634             -
12/29/93   Tampa / W. Hillsborough Ave                  -          352         665          437             -
12/29/93   Irving / West Loop 12                        -          341         643          201             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

4/26/93    Costa Mesa / Newport                   3,730       7,797       11,527        2,744
5/13/93    Austin /N. Lamar                       1,421       9,769       11,190        2,553
5/28/93    Jacksonville/Phillips Hwy.               406         995        1,401          586
5/28/93    Tampa/Nebraska Avenue                    550       1,223        1,773          690
6/9/93     Calabasas / Ventura Blvd.              1,762       3,497        5,259        1,863
6/9/93     Carmichael / Fair Oaks                   573       1,324        1,897          773
6/9/93     Santa Clara / Duane                      453         955        1,408          525
6/10/93    Citrus Heights / Sylvan Road             437       1,023        1,460          604
6/25/93    Trenton / Allen Road                     623       1,421        2,044          774
6/30/93    Los Angeles/W.Jefferson Blvd           1,085       2,241        3,326        1,199
7/16/93    Austin / So. Congress Ave                777       1,821        2,598        1,057
8/1/93     Gaithersburg / E. Diamond                602       1,316        1,918          706
8/11/93    Atlanta / Northside                    1,150       2,512        3,662        1,402
8/11/93    Smyrna/ Rosswill Rd                      446       1,089        1,535          639
8/13/93    So. Brunswick/Highway                  1,076       2,403        3,479        1,324
10/1/93    Denver / Federal Blvd                    875       1,910        2,785        1,000
10/1/93    Citrus Heights                           527       1,111        1,638          599
10/1/93    Lakewood / 6th Ave                       685       1,656        2,341          855
10/27/93   Houston / S Shaver St                    481       1,121        1,602          624
11/3/93    Upland/S. Euclid Ave.                    508       1,281        1,789          624
11/16/93   Norcross / Jimmy Carter                  626       1,398        2,024          748
11/16/93   Seattle / 13th                         1,085       2,690        3,775        1,559
12/9/93    Salt Lake City                           633       1,585        2,218          461
12/16/93   West Valley City                         682       1,523        2,205          814
12/21/93   Pinellas Park / 34th St. W               607       1,379        1,986          769
12/28/93   New Orleans / S. Carrollton Ave        1,575       3,148        4,723        1,679
12/29/93   Orange / Main                          1,593       3,440        5,033        1,713
12/29/93   Sunnyvale / Wedell                       725       1,645        2,370          861
12/29/93   El Cajon / Magnolia                      542       1,260        1,802          640
12/29/93   Orlando / S. Semoran Blvd.               601       1,367        1,968          744
12/29/93   Tampa / W. Hillsborough Ave              436       1,018        1,454          538
12/29/93   Irving / West Loop 12                    355         830        1,185          469


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

12/29/93   Fullerton / W. Commonwealth                  -          904       1,687        1,276             -
12/29/93   N. Lauderdale / Mcnab Rd                     -          628       1,182          725             -
12/29/93   Los Alimitos / Cerritos                      -          695       1,299          715             -
12/29/93   Frederick / Prospect Blvd.                   -          573       1,082          629             -
12/29/93   Indianapolis / E. Washington                 -          403         775          526             -
12/29/93   Gardena / Western Ave.                       -          552       1,035          608             -
12/29/93   Palm Bay / Bobcock Street                    -          409         775          576             -
1/10/94    Hialeah / W. 20Th Ave.                       -        1,855       3,497          (5)             -
1/12/94    Sunnyvale / N. Fair Oaks Ave                 -          689       1,285          335             -
1/12/94    Honolulu / Iwaena                            -            -       3,382          898             -
1/12/94    Miami / Golden Glades                        -          579       1,081          470             -
1/21/94    Herndon / Centreville Road                   -        1,584       2,981          523             -
2/8/94     Las Vegas/S. Martin Luther King Blvd.        -        1,383       2,592        1,101             -
2/28/94    Arlingtn/Old Jeffersn Davishwy               -          735       1,399          616             -
3/8/94     Beaverton / Sw Barnes Road                   -          942       1,810          211             -
3/21/94    Austin / Arboretum                           -          473         897        2,772             -
3/25/94    Tinton Falls / Shrewsbury Ave                -        1,074       2,033          280             -
3/25/94    East Brunswick / Milltown Road               -        1,282       2,411          455             -
3/25/94    Mercerville / Quakerbridge Road              -        1,109       2,111          341             -
3/31/94    Hypoluxo                                     -          735       1,404        1,876             -
4/26/94    No. Highlands / Roseville Road               -          980       1,835          408             -
5/12/94    Fort Pierce/Okeechobee Road                  -          438         842          160             -
5/24/94    Hempstead/Peninsula Blvd.                    -        2,053       3,832          350             -
5/24/94    La/Huntington                                -          483         905          206             -
6/9/94     Chattanooga / Brainerd Road                  -          613       1,170          267             -
6/9/94     Chattanooga / Ringgold Road                  -          761       1,433          499             -
6/18/94    Las Vegas / S. Valley View Blvd              -          837       1,571          275             -
6/23/94    Las Vegas / Tropicana                        -          750       1,408          283             -
6/23/94    Henderson / Green Valley Pkwy                -        1,047       1,960          317             -
6/24/94    Las Vegas / N. Lamb Blvd.                    -          869       1,629          100             -
6/30/94    Birmingham / W. Oxmoor Road                  -          532       1,004          480             -
7/20/94    Milpitas / Dempsey Road                      -        1,260       2,358          243             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

12/29/93   Fullerton / W. Commonwealth            1,160       2,707        3,867        1,264
12/29/93   N. Lauderdale / Mcnab Rd                 798       1,737        2,535          871
12/29/93   Los Alimitos / Cerritos                  874       1,835        2,709          901
12/29/93   Frederick / Prospect Blvd.               692       1,592        2,284          825
12/29/93   Indianapolis / E. Washington             505       1,199        1,704          632
12/29/93   Gardena / Western Ave.                   695       1,500        2,195          746
12/29/93   Palm Bay / Bobcock Street                525       1,235        1,760          640
1/10/94    Hialeah / W. 20Th Ave.                 1,590       3,757        5,347        1,898
1/12/94    Sunnyvale / N. Fair Oaks Ave             657       1,652        2,309          827
1/12/94    Honolulu / Iwaena                          -       4,280        4,280        2,024
1/12/94    Miami / Golden Glades                    557       1,573        2,130          823
1/21/94    Herndon / Centreville Road             1,358       3,730        5,088        1,765
2/8/94     Las Vegas/S. Martin Luther King Blvd.  1,436       3,640        5,076        1,824
2/28/94    Arlingtn/Old Jeffersn Davishwy           630       2,120        2,750        1,074
3/8/94     Beaverton / Sw Barnes Road               807       2,156        2,963        1,207
3/21/94    Austin / Arboretum                     1,554       2,588        4,142        1,015
3/25/94    Tinton Falls / Shrewsbury Ave            921       2,466        3,387        1,286
3/25/94    East Brunswick / Milltown Road         1,099       3,049        4,148        1,587
3/25/94    Mercerville / Quakerbridge Road          950       2,611        3,561        1,363
3/31/94    Hypoluxo                                 630       3,385        4,015        2,604
4/26/94    No. Highlands / Roseville Road           840       2,383        3,223        1,284
5/12/94    Fort Pierce/Okeechobee Road              375       1,065        1,440          693
5/24/94    Hempstead/Peninsula Blvd.              1,762       4,473        6,235        2,235
5/24/94    La/Huntington                            414       1,180        1,594          613
6/9/94     Chattanooga / Brainerd Road              525       1,525        2,050          823
6/9/94     Chattanooga / Ringgold Road              652       2,041        2,693        1,126
6/18/94    Las Vegas / S. Valley View Blvd          718       1,965        2,683          951
6/23/94    Las Vegas / Tropicana                    643       1,798        2,441          932
6/23/94    Henderson / Green Valley Pkwy            898       2,426        3,324        1,173
6/24/94    Las Vegas / N. Lamb Blvd.                669       1,929        2,598          739
6/30/94    Birmingham / W. Oxmoor Road              456       1,560        2,016          909
7/20/94    Milpitas / Dempsey Road                1,080       2,781        3,861        1,384


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

8/17/94    New Orleans/I-10                             -          784       1,470        (467)             -
8/17/94    Beaverton / S.W. Denny Road                  -          663       1,245          150             -
8/17/94    Irwindale / Central Ave.                     -          674       1,263          133             -
8/17/94    Suitland / St. Barnabas Rd                   -        1,530       2,913          400             -
8/17/94    North Brunswick / How Lane                   -        1,238       2,323          159             -
8/17/94    Lombard / 64th                               -          847       1,583          186             -
8/17/94    Alsip / 27th                                 -          406         765          152             -
9/15/94    Huntsville / Old Monrovia Road               -          613       1,157          253             -
9/27/94    West Haven / Bull Hill Lane                  -          455         873        5,356             -
9/30/94    San Francisco / Marin St.                    -        1,227       2,339        1,248             -
9/30/94    Baltimore / Hillen Street                    -          580       1,095          279             -
9/30/94    San Francisco /10th & Howard                 -        1,423       2,668          306             -
9/30/94    Montebello / E. Whittier                     -          383         732          202             -
9/30/94    Arlington / Collins                          -          228         435          273             -
9/30/94    Miami / S.W. 119th Ave                       -          656       1,221           61             -
9/30/94    Blackwood / Erial Road                       -          774       1,437          138             -
9/30/94    Concord / Monument                           -        1,092       2,027          432             -
9/30/94    Rochester / Lee Road                         -          469         871          332             -
9/30/94    Houston / Bellaire                           -          623       1,157          295             -
9/30/94    Austin / Lamar Blvd                          -          781       1,452          168             -
9/30/94    Milwaukee / Lovers Lane Rd                   -          469         871          264             -
9/30/94    Monterey / Del Rey Oaks                      -        1,093       1,897          128             -
9/30/94    St. Petersburg / 66Th St.                    -          427         793          205             -
9/30/94    Dayton Bch / N. Nova Road                    -          396         735          116             -
9/30/94    Maple Shade / Route 38                       -          994       1,846          253             -
9/30/94    Marlton / Route 73 N.                        -          938       1,742          151             -
9/30/94    Naperville / E. Ogden Ave                    -          683       1,268          159             -
9/30/94    Long Beach / South Street                    -        1,778       3,307          447             -
9/30/94    Aloha / S.W. Shaw                            -          805       1,495          140             -
9/30/94    Alexandria / S. Pickett                      -        1,550       2,879          308             -
9/30/94    Houston / Highway 6 North                    -        1,120       2,083          265             -
9/30/94    San Antonio/Nacogdoches Rd                   -          571       1,060          250             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                       Gross Carrying Amount
                                                        At December 31, 2005
   Date                                           --------------------------------    Accumulated
 Acquired              Description                  Land     Buildings      Total    Depreciation
-------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

8/17/94    New Orleans/I-10                        672       1,115        1,787          550
8/17/94    Beaverton / S.W. Denny Road             568       1,490        2,058          732
8/17/94    Irwindale / Central Ave.                578       1,492        2,070          721
8/17/94    Suitland / St. Barnabas Rd            1,312       3,531        4,843        1,759
8/17/94    North Brunswick / How Lane            1,062       2,658        3,720        1,273
8/17/94    Lombard / 64th                          726       1,890        2,616          930
8/17/94    Alsip / 27th                            348         975        1,323          489
9/15/94    Huntsville / Old Monrovia Road          525       1,498        2,023          804
9/27/94    West Haven / Bull Hill Lane           1,964       4,720        6,684        1,457
9/30/94    San Francisco / Marin St.             1,371       3,443        4,814        1,654
9/30/94    Baltimore / Hillen Street               497       1,457        1,954          784
9/30/94    San Francisco /10th & Howard          1,221       3,176        4,397        1,563
9/30/94    Montebello / E. Whittier                329         988        1,317          508
9/30/94    Arlington / Collins                     195         741          936          464
9/30/94    Miami / S.W. 119th Ave                  562       1,376        1,938          655
9/30/94    Blackwood / Erial Road                  663       1,686        2,349          820
9/30/94    Concord / Monument                      936       2,615        3,551        1,350
9/30/94    Rochester / Lee Road                    402       1,270        1,672          669
9/30/94    Houston / Bellaire                      534       1,541        2,075          785
9/30/94    Austin / Lamar Blvd                     669       1,732        2,401          857
9/30/94    Milwaukee / Lovers Lane Rd              402       1,202        1,604          583
9/30/94    Monterey / Del Rey Oaks                 903       2,215        3,118        1,108
9/30/94    St. Petersburg / 66Th St.               366       1,059        1,425          564
9/30/94    Dayton Bch / N. Nova Road               339         908        1,247          495
9/30/94    Maple Shade / Route 38                  852       2,241        3,093        1,100
9/30/94    Marlton / Route 73 N.                   805       2,026        2,831          953
9/30/94    Naperville / E. Ogden Ave               585       1,525        2,110          745
9/30/94    Long Beach / South Street             1,524       4,008        5,532        1,918
9/30/94    Aloha / S.W. Shaw                       690       1,750        2,440          864
9/30/94    Alexandria / S. Pickett               1,329       3,408        4,737        1,649
9/30/94    Houston / Highway 6 North               960       2,508        3,468        1,256
9/30/94    San Antonio/Nacogdoches Rd              489       1,392        1,881          722


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

9/30/94    San Ramon/San Ramon Valley                   -        1,530       2,840          519             -
9/30/94    San Rafael / Merrydale Rd                    -        1,705       3,165          223             -
9/30/94    San Antonio / Austin Hwy                     -          592       1,098          197             -
9/30/94    Sharonville / E. Kemper                      -          574       1,070          261             -
10/13/94   Davie / State Road 84                        -          744       1,467          895             -
10/13/94   Carrollton / Marsh Lane                      -          770       1,437        1,419             -
10/31/94   Sherman Oaks / Van Nuys Blvd                 -        1,278       2,461          967             -
12/19/94   Salt Lake City/West North Temple             -          490         917         (59)             -
12/28/94   Milpitas / Watson                            -        1,575       2,925          311             -
12/28/94   Las Vegas / Jones Blvd                       -        1,208       2,243          185             -
12/28/94   Venice / Guthrie                             -          578       1,073          140             -
12/30/94   Apple Valley / Foliage Ave                   -          910       1,695          251             -
1/4/95     Chula Vista / Main Street                    -          735       1,802          197             -
1/5/95     Pantego / West Park                          -          315         735          156             -
1/12/95    Roswell / Alpharetta                         -          423         993          426             -
1/23/95    North Bergen / Tonne                         -        1,564       3,772          390             -
1/23/95    San Leandro / Hesperian                      -          734       1,726          147             -
1/24/95    Nashville / Elm Hill                         -          338         791          453             -
2/3/95     Reno / S. Mccarron Blvd                      -        1,080       2,537          207             -
2/15/95    Schiller Park                                -        1,688       3,939          408             -
2/15/95    Lansing                                      -        1,514       3,534          229             -
2/15/95    Pleasanton                                   -        1,257       2,932          130             -
2/15/95    LA/Sepulveda                                 -        1,453       3,390          135             -
2/28/95    Decatur / Flat Shoal                         -          970       2,288          660             -
2/28/95    Smyrna / S. Cobb                             -          663       1,559          276             -
2/28/95    Downey / Bellflower                          -          916       2,158          200             -
2/28/95    Vallejo / Lincoln                            -          445       1,052          227             -
2/28/95    Lynnwood / 180th St                          -          516       1,205          253             -
2/28/95    Kent / Pacific Hwy                           -          728       1,711          160             -
2/28/95    Kirkland                                     -        1,254       2,932          424             -
2/28/95    Federal Way/Pacific                          -          785       1,832          287             -
2/28/95    Tampa / S. Dale                              -          791       1,852          301             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

9/30/94    San Ramon/San Ramon Valley             1,311       3,578        4,889        1,753
9/30/94    San Rafael / Merrydale Rd              1,461       3,632        5,093        1,761
9/30/94    San Antonio / Austin Hwy                 507       1,380        1,887          724
9/30/94    Sharonville / E. Kemper                  492       1,413        1,905          745
10/13/94   Davie / State Road 84                    637       2,469        3,106        1,232
10/13/94   Carrollton / Marsh Lane                1,022       2,604        3,626        1,212
10/31/94   Sherman Oaks / Van Nuys Blvd           1,423       3,283        4,706        1,588
12/19/94   Salt Lake City/West North Temple         385         963        1,348          289
12/28/94   Milpitas / Watson                      1,350       3,461        4,811        1,647
12/28/94   Las Vegas / Jones Blvd                 1,035       2,601        3,636        1,235
12/28/94   Venice / Guthrie                         495       1,296        1,791          634
12/30/94   Apple Valley / Foliage Ave               780       2,076        2,856        1,026
1/4/95     Chula Vista / Main Street                735       1,999        2,734        1,030
1/5/95     Pantego / West Park                      315         891        1,206          471
1/12/95    Roswell / Alpharetta                     423       1,419        1,842          762
1/23/95    North Bergen / Tonne                   1,551       4,175        5,726        1,982
1/23/95    San Leandro / Hesperian                  734       1,873        2,607          875
1/24/95    Nashville / Elm Hill                     337       1,245        1,582          722
2/3/95     Reno / S. Mccarron Blvd                1,080       2,744        3,824        1,289
2/15/95    Schiller Park                          1,688       4,347        6,035        1,813
2/15/95    Lansing                                1,514       3,763        5,277        1,529
2/15/95    Pleasanton                             1,257       3,062        4,319        1,221
2/15/95    LA/Sepulveda                           1,453       3,525        4,978        1,414
2/28/95    Decatur / Flat Shoal                     970       2,948        3,918        1,455
2/28/95    Smyrna / S. Cobb                         663       1,835        2,498          935
2/28/95    Downey / Bellflower                      916       2,358        3,274        1,090
2/28/95    Vallejo / Lincoln                        445       1,279        1,724          656
2/28/95    Lynnwood / 180th St                      516       1,458        1,974          740
2/28/95    Kent / Pacific Hwy                       728       1,871        2,599          893
2/28/95    Kirkland                               1,254       3,356        4,610        1,523
2/28/95    Federal Way/Pacific                      785       2,119        2,904        1,072
2/28/95    Tampa / S. Dale                          791       2,153        2,944        1,055


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

2/28/95    Burlingame/Adrian Rd                         -        2,280       5,349          360             -
2/28/95    Miami / Cloverleaf                           -          606       1,426          310             -
2/28/95    Pinole / San Pablo                           -          639       1,502          307             -
2/28/95    South Gate / Firesto                         -        1,442       3,449          443             -
2/28/95    San Jose / Mabury                            -          892       2,088          176             -
2/28/95    La Puente / Valley Blvd                      -          591       1,390          256             -
2/28/95    San Jose / Capitol E                         -        1,215       2,852          153             -
2/28/95    Milwaukie / 40th Street                      -          576       1,388          123             -
2/28/95    Portland / N. Lombard                        -          812       1,900          226             -
2/28/95    Miami / Biscayne                             -        1,313       3,076          325             -
2/28/95    Chicago / Clark Street                       -          442       1,031          349             -
2/28/95    Palatine / Dundee                            -          698       1,643          544             -
2/28/95    Williamsville/Transit                        -          284         670          274             -
2/28/95    Amherst / Sheridan                           -          484       1,151          193             -
3/2/95     Everett / Highway 99                         -          859       2,022          285             -
3/2/95     Burien / 1St Ave South                       -          763       1,783          480             -
3/2/95     Kent / South 238th Street                    -          763       1,783          272             -
3/31/95    Cheverly / Central Ave                       -          911       2,164          233             -
5/1/95     Sandy / S. State Street                      -        1,043       2,442        (242)             -
5/3/95     Largo / Ulmerton Roa                         -          263         654          145             -
5/8/95     Fairfield/Western Street                     -          439       1,030           97             -
5/8/95     Dallas / W. Mockingbird                      -        1,440       3,371          176             -
5/8/95     East Point / Lakewood                        -          884       2,071          366             -
5/25/95    Falls Church / Gallows Rd                    -          350         835        9,335             -
6/12/95    Baltimore / Old Waterloo                     -          769       1,850          214             -
6/12/95    Pleasant Hill / Hookston                     -          766       1,848          138             -
6/12/95    Mountain View/Old Middlefield                -        2,095       4,913          191             -
6/30/95    San Jose / Blossom Hill                      -        1,467       3,444          231             -
6/30/95    Fairfield / Kings Highway                    -        1,811       4,273          275             -
6/30/95    Pacoima / Paxton Street                    617          840       1,976          211             -
6/30/95    Portland / Prescott                          -          647       1,509          220             -
6/30/95    St. Petersburg                               -          352         827          267             -



                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

2/28/95    Burlingame/Adrian Rd                   2,280       5,709        7,989        2,686
2/28/95    Miami / Cloverleaf                       606       1,736        2,342          875
2/28/95    Pinole / San Pablo                       639       1,809        2,448          900
2/28/95    South Gate / Firesto                   1,442       3,892        5,334        1,919
2/28/95    San Jose / Mabury                        892       2,264        3,156        1,045
2/28/95    La Puente / Valley Blvd                  591       1,646        2,237          841
2/28/95    San Jose / Capitol E                   1,215       3,005        4,220        1,401
2/28/95    Milwaukie / 40th Street                  579       1,508        2,087          737
2/28/95    Portland / N. Lombard                    812       2,126        2,938        1,038
2/28/95    Miami / Biscayne                       1,313       3,401        4,714        1,455
2/28/95    Chicago / Clark Street                   442       1,380        1,822          769
2/28/95    Palatine / Dundee                        698       2,187        2,885        1,007
2/28/95    Williamsville/Transit                    284         944        1,228          490
2/28/95    Amherst / Sheridan                       484       1,344        1,828          678
3/2/95     Everett / Highway 99                     859       2,307        3,166        1,119
3/2/95     Burien / 1St Ave South                   763       2,263        3,026        1,061
3/2/95     Kent / South 238th Street                763       2,055        2,818        1,044
3/31/95    Cheverly / Central Ave                   911       2,397        3,308        1,114
5/1/95     Sandy / S. State Street                  923       2,320        3,243          680
5/3/95     Largo / Ulmerton Roa                     262         800        1,062          430
5/8/95     Fairfield/Western Street                 439       1,127        1,566          521
5/8/95     Dallas / W. Mockingbird                1,440       3,547        4,987        1,613
5/8/95     East Point / Lakewood                    884       2,437        3,321        1,225
5/25/95    Falls Church / Gallows Rd              3,608       6,912       10,520          654
6/12/95    Baltimore / Old Waterloo                 769       2,064        2,833          936
6/12/95    Pleasant Hill / Hookston                 742       2,010        2,752          926
6/12/95    Mountain View/Old Middlefield          2,095       5,104        7,199        2,225
6/30/95    San Jose / Blossom Hill                1,467       3,675        5,142        1,659
6/30/95    Fairfield / Kings Highway              1,810       4,549        6,359        2,061
6/30/95    Pacoima / Paxton Street                  840       2,187        3,027          988
6/30/95    Portland / Prescott                      647       1,729        2,376          819
6/30/95    St. Petersburg                           352       1,094        1,446          552



                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

6/30/95    Dallas / Audelia Road                        -        1,166       2,725          876             -
6/30/95    Miami Gardens                                -          823       1,929          222             -
6/30/95    Grand Prairie / 19th                         -          566       1,329          158             -
6/30/95    Joliet / Jefferson Street                    -          501       1,181          214             -
6/30/95    Bridgeton / Pennridge                        -          283         661          200             -
6/30/95    Portland / S.E.92nd                          -          638       1,497          221             -
6/30/95    Houston / S.W. Freeway                       -          537       1,254        6,875             -
6/30/95    Milwaukee / Brown                            -          358         849          257             -
6/30/95    Orlando / W. Oak Ridge                       -          698       1,642          274             -
6/30/95    Lauderhill / State Road                      -          644       1,508          192             -
6/30/95    Orange Park /Blanding Blvd                   -          394         918          231             -
6/30/95    St. Petersburg /Joe'S Creek                  -          704       1,642          204             -
6/30/95    St. Louis / Page Service Drive               -          531       1,241          195             -
6/30/95    Independence /E. 42nd                        -          438       1,023          187             -
6/30/95    Cherry Hill / Dobbs Lane                     -          716       1,676          218             -
6/30/95    Edgewater Park / Route 130                   -          683       1,593          132             -
6/30/95    Beaverton / S.W. 110                         -          572       1,342          206             -
6/30/95    Markham / W. 159Th Place                     -          230         539          188             -
6/30/95    Houston / N.W. Freeway                       -          447       1,066          150             -
6/30/95    Portland / Gantenbein                        -          537       1,262          240             -
6/30/95    Upper Chichester/Market St.                  -          569       1,329          164             -
6/30/95    Fort Worth / Hwy 80                          -          379         891          131             -
6/30/95    Greenfield/ S. 108th                         -          728       1,707          299             -
6/30/95    Altamonte Springs                            -          566       1,326          208             -
6/30/95    Seattle / Delridge Way                       -          760       1,779          270             -
6/30/95    Elmhurst / Lake Frontage Rd                  -          748       1,758          226             -
6/30/95    Los Angeles / Beverly Blvd                   -          787       1,886          426             -
6/30/95    Lawrenceville / Brunswick                    -          841       1,961          183             -
6/30/95    Richmond / Carlson                           -          865       2,025          317             -
6/30/95    Liverpool / Oswego Road                      -          545       1,279          325             -
6/30/95    Rochester / East Ave                         -          578       1,375          464             -
6/30/95    Pasadena / E. Beltway                        -          757       1,767          159             -



                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

6/30/95    Dallas / Audelia Road                  1,166       3,601        4,767        1,921
6/30/95    Miami Gardens                            823       2,151        2,974          997
6/30/95    Grand Prairie / 19th                     566       1,487        2,053          704
6/30/95    Joliet / Jefferson Street                501       1,395        1,896          677
6/30/95    Bridgeton / Pennridge                    283         861        1,144          454
6/30/95    Portland / S.E.92nd                      638       1,718        2,356          817
6/30/95    Houston / S.W. Freeway                 1,140       7,526        8,666        1,522
6/30/95    Milwaukee / Brown                        358       1,106        1,464          549
6/30/95    Orlando / W. Oak Ridge                   697       1,917        2,614          918
6/30/95    Lauderhill / State Road                  644       1,700        2,344          788
6/30/95    Orange Park /Blanding Blvd               394       1,149        1,543          590
6/30/95    St. Petersburg /Joe'S Creek              703       1,847        2,550          869
6/30/95    St. Louis / Page Service Drive           531       1,436        1,967          693
6/30/95    Independence /E. 42nd                    438       1,210        1,648          594
6/30/95    Cherry Hill / Dobbs Lane                 715       1,895        2,610          849
6/30/95    Edgewater Park / Route 130               683       1,725        2,408          781
6/30/95    Beaverton / S.W. 110                     572       1,548        2,120          729
6/30/95    Markham / W. 159Th Place                 229         728          957          364
6/30/95    Houston / N.W. Freeway                   447       1,216        1,663          592
6/30/95    Portland / Gantenbein                    537       1,502        2,039          712
6/30/95    Upper Chichester/Market St.              569       1,493        2,062          681
6/30/95    Fort Worth / Hwy 80                      379       1,022        1,401          502
6/30/95    Greenfield/ S. 108th                     727       2,007        2,734          955
6/30/95    Altamonte Springs                        566       1,534        2,100          692
6/30/95    Seattle / Delridge Way                   760       2,049        2,809          948
6/30/95    Elmhurst / Lake Frontage Rd              748       1,984        2,732          909
6/30/95    Los Angeles / Beverly Blvd               787       2,312        3,099        1,167
6/30/95    Lawrenceville / Brunswick                841       2,144        2,985          950
6/30/95    Richmond / Carlson                       865       2,342        3,207        1,139
6/30/95    Liverpool / Oswego Road                  545       1,604        2,149          788
6/30/95    Rochester / East Ave                     578       1,839        2,417          798
6/30/95    Pasadena / E. Beltway                    757       1,926        2,683          884



                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

7/13/95    Tarzana / Burbank Blvd                       -        2,895       6,823          431             -
7/31/95    Orlando / Lakehurst                          -          450       1,063          169             -
7/31/95    Livermore / Portola                          -          921       2,157          212             -
7/31/95    San Jose / Tully                             -          912       2,137          502             -
7/31/95    Mission Bay                                  -        1,617       3,785          567             -
7/31/95    Las Vegas / Decatur                          -        1,147       2,697          354             -
7/31/95    Pleasanton / Stanley                         -        1,624       3,811          245             -
7/31/95    Castro Valley / Grove                        -          757       1,772          105             -
7/31/95    Honolulu / Kaneohe                           -        1,215       2,846        2,151             -
7/31/95    Chicago / Wabash Ave                         -          645       1,535          685             -
7/31/95    Springfield / Parker                         -          765       1,834          210             -
7/31/95    Huntington Bch/Gotham                        -          765       1,808          185             -
7/31/95    Tucker / Lawrenceville                       -          630       1,480          217             -
7/31/95    Marietta / Canton Road                       -          600       1,423          295             -
7/31/95    Wheeling / Hintz                             -          450       1,054          173             -
8/1/95     Gresham / Division                           -          607       1,428          107             -
8/1/95     Tucker / Lawrenceville                       -          600       1,405          359             -
8/1/95     Decatur / Covington                          -          720       1,694          268             -
8/11/95    Studio City/Ventura                          -        1,285       3,015          272             -
8/12/95    Smyrna / Hargrove Road                       -        1,020       3,038          489             -
9/1/95     Hayward / Mission Blvd                       -        1,020       2,383          267             -
9/1/95     Park City / Belvider                         -          600       1,405          138             -
9/1/95     New Castle/Dupont Parkway                    -          990       2,369          193             -
9/1/95     Las Vegas / Rainbow                          -        1,050       2,459          123             -
9/1/95     Mountain View / Reng                         -          945       2,216          163             -
9/1/95     Venice / Cadillac                            -          930       2,182          269             -
9/1/95     Simi Valley /Los Angeles                     -        1,590       3,724          309             -
9/1/95     Spring Valley/Foreman                        -        1,095       2,572          366             -
9/6/95     Darien / Frontage Road                       -          975       2,321          130             -
9/30/95    Whittier                                     -          215         384          199           781
9/30/95    Van Nuys/Balboa                              -          295         657           60         1,148
9/30/95    Huntington Beach                             -          176         321          125           738



                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

7/13/95    Tarzana / Burbank Blvd                 2,895       7,254       10,149        3,328
7/31/95    Orlando / Lakehurst                      450       1,232        1,682          585
7/31/95    Livermore / Portola                      921       2,369        3,290        1,089
7/31/95    San Jose / Tully                         912       2,639        3,551        1,184
7/31/95    Mission Bay                            1,617       4,352        5,969        2,051
7/31/95    Las Vegas / Decatur                    1,147       3,051        4,198        1,436
7/31/95    Pleasanton / Stanley                   1,624       4,056        5,680        1,824
7/31/95    Castro Valley / Grove                    757       1,877        2,634          835
7/31/95    Honolulu / Kaneohe                     2,133       4,079        6,212        1,652
7/31/95    Chicago / Wabash Ave                     645       2,220        2,865        1,294
7/31/95    Springfield / Parker                     765       2,044        2,809          931
7/31/95    Huntington Bch/Gotham                    765       1,993        2,758          931
7/31/95    Tucker / Lawrenceville                   630       1,697        2,327          812
7/31/95    Marietta / Canton Road                   600       1,718        2,318          844
7/31/95    Wheeling / Hintz                         450       1,227        1,677          574
8/1/95     Gresham / Division                       607       1,535        2,142          703
8/1/95     Tucker / Lawrenceville                   600       1,764        2,364          864
8/1/95     Decatur / Covington                      720       1,962        2,682          924
8/11/95    Studio City/Ventura                    1,285       3,287        4,572        1,439
8/12/95    Smyrna / Hargrove Road                 1,020       3,527        4,547        1,524
9/1/95     Hayward / Mission Blvd                 1,020       2,650        3,670        1,157
9/1/95     Park City / Belvider                     600       1,543        2,143          688
9/1/95     New Castle/Dupont Parkway                990       2,562        3,552        1,151
9/1/95     Las Vegas / Rainbow                    1,050       2,582        3,632        1,138
9/1/95     Mountain View / Reng                     945       2,379        3,324        1,059
9/1/95     Venice / Cadillac                        930       2,451        3,381        1,133
9/1/95     Simi Valley /Los Angeles               1,590       4,033        5,623        1,768
9/1/95     Spring Valley/Foreman                  1,095       2,938        4,033        1,238
9/6/95     Darien / Frontage Road                   975       2,451        3,426        1,097
9/30/95    Whittier                                 215       1,364        1,579          666
9/30/95    Van Nuys/Balboa                          295       1,865        2,160          956
9/30/95    Huntington Beach                         176       1,184        1,360          594



                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

9/30/95    Monterey Park                                -          124         346         (38)           782
9/30/95    Downey                                       -          191         317          113           825
9/30/95    Del Amo                                      -          474         742          418           922
9/30/95    Carson                                       -          375         735          397           428
9/30/95    Van Nuys/Balboa Blvd                         -        1,920       4,504          627             -
10/31/95   San Lorenzo /Hesperian                       -        1,590       3,716          399             -
10/31/95   Chicago / W. 47th Street                     -          300         708          270             -
10/31/95   Los Angeles / Eastern                        -          455       1,070          176             -
11/15/95   Costa Mesa                                   -          522       1,218          159             -
11/15/95   Plano / E. 14th                              -          705       1,646          102             -
11/15/95   Citrus Heights/Sunrise                       -          520       1,213          148             -
11/15/95   Modesto/Briggsmore Ave                       -          470       1,097          124             -
11/15/95   So San Francisco/Spruce                      -        1,905       4,444          459             -
11/15/95   Pacheco/Buchanan Circle                      -        1,681       3,951          327             -
11/16/95   Palm Beach Gardens                           -          657       1,540          127             -
11/16/95   Delray Beach                                 -          600       1,407          156             -
1/1/96     Bensenville/York Rd                          -          667       1,602          251           895
1/1/96     Louisville/Preston                           -          211       1,060           96           594
1/1/96     San Jose/Aborn Road                          -          615       1,342           98           759
1/1/96     Englewood/Federal                            -          481       1,395          150           777
1/1/96     W. Hollywood/Santa Monica                    -        3,415       4,577          305         2,552
1/1/96     Orland Hills/W. 159th                        -          917       2,392          350         1,342
1/1/96     Merrionette Park                             -          818       2,020          167         1,122
1/1/96     Denver/S Quebec                              -        1,849       1,941          203         1,086
1/1/96     Tigard/S.W. Pacific                          -          633       1,206          140           705
1/1/96     Coram/Middle Count                           -          507       1,421          150           792
1/1/96     Houston/FM 1960                              -          635       1,294          233           783
1/1/96     Kent/Military Trail                          -          409       1,670          201           956
1/1/96     Turnersville/Black                           -          165       1,360          145           758
1/1/96     Sewell/Rts. 553                              -          323       1,138          134           658
1/1/96     Maple Shade/Fellowship                       -          331       1,421          145           803
1/1/96     Hyattsville/Kenilworth                       -          509       1,757          172         1,000


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

9/30/95    Monterey Park                            124       1,090        1,214          611
9/30/95    Downey                                   191       1,255        1,446          634
9/30/95    Del Amo                                  474       2,082        2,556        1,079
9/30/95    Carson                                   375       1,560        1,935          627
9/30/95    Van Nuys/Balboa Blvd                   1,920       5,131        7,051        1,954
10/31/95   San Lorenzo /Hesperian                 1,590       4,115        5,705        1,651
10/31/95   Chicago / W. 47th Street                 300         978        1,278          448
10/31/95   Los Angeles / Eastern                    454       1,247        1,701          519
11/15/95   Costa Mesa                               522       1,377        1,899          542
11/15/95   Plano / E. 14th                          705       1,748        2,453          732
11/15/95   Citrus Heights/Sunrise                   520       1,361        1,881          607
11/15/95   Modesto/Briggsmore Ave                   470       1,221        1,691          535
11/15/95   So San Francisco/Spruce                1,904       4,904        6,808        2,063
11/15/95   Pacheco/Buchanan Circle                1,681       4,278        5,959        1,816
11/16/95   Palm Beach Gardens                       657       1,667        2,324          746
11/16/95   Delray Beach                             600       1,563        2,163          715
1/1/96     Bensenville/York Rd                      667       2,748        3,415        1,040
1/1/96     Louisville/Preston                       211       1,750        1,961          628
1/1/96     San Jose/Aborn Road                      615       2,199        2,814          824
1/1/96     Englewood/Federal                        481       2,322        2,803          888
1/1/96     W. Hollywood/Santa Monica              3,415       7,434       10,849        2,673
1/1/96     Orland Hills/W. 159th                    917       4,084        5,001        1,529
1/1/96     Merrionette Park                         818       3,309        4,127        1,194
1/1/96     Denver/S Quebec                        1,849       3,230        5,079        1,194
1/1/96     Tigard/S.W. Pacific                      633       2,051        2,684          760
1/1/96     Coram/Middle Count                       507       2,363        2,870          838
1/1/96     Houston/FM 1960                          635       2,310        2,945          891
1/1/96     Kent/Military Trail                      409       2,827        3,236        1,022
1/1/96     Turnersville/Black                       165       2,263        2,428          828
1/1/96     Sewell/Rts. 553                          323       1,930        2,253          711
1/1/96     Maple Shade/Fellowship                   331       2,369        2,700          843
1/1/96     Hyattsville/Kenilworth                   509       2,929        3,438        1,039


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

1/1/96     Waterbury/Captain                            -          434       2,089          209         1,162
1/1/96     Bedford Hts/Miles                            -          835       1,577          305           929
1/1/96     Livonia/Newburgh                             -          635       1,407          122           783
1/1/96     Sunland/Sunland Blvd.                        -          631       1,965          134         1,090
1/1/96     Des Moines                                   -          448       1,350          115           768
1/1/96     Oxonhill/Indianhead                          -          772       2,017          332         1,141
1/1/96     Sacramento/N. 16th                           -          582       2,610          181         1,466
1/1/96     Houston/Westheimer                           -        1,508       2,274          287         1,304
1/1/96     San Pablo/San Pablo                          -          565       1,232          157           713
1/1/96     Bowie/Woodcliff                              -          718       2,336          220         1,292
1/1/96     Milwaukee/S. 84th                            -          444       1,868          337         1,091
1/1/96     Clinton/Malcolm Road                         -          593       2,123          261         1,187
1/3/96     San Gabriel                                  -        1,005       2,345          259             -
1/5/96     San Francisco, Second St.                    -        2,880       6,814          215             -
1/12/96    San Antonio, TX                              -          912       2,170           91             -
2/29/96    Naples, FL/Old US 41                         -          849       2,016          242             -
2/29/96    Lake Worth, FL/S. Military Tr.               -        1,782       4,723           44             -
2/29/96    Brandon, FL/W Brandon Blvd.                  -        1,928       4,523        1,004             -
2/29/96    Coral Springs FL/W Sample Rd.                -        3,480       8,148        (115)             -
2/29/96    Delray Beach FL/S Military Tr.               -          941       2,222          174             -
2/29/96    Jupiter FL/Military Trail                    -        2,280       5,347          245             -
2/29/96    Lakeworth FL/Lake Worth Rd                   -          737       1,742          140             -
2/29/96    New Port Richey/State Rd 54                  -          857       2,025          265             -
2/29/96    Sanford FL/S Orlando Dr                      -          734       1,749        2,038             -
3/8/96     Atlanta/Roswell                              -          898       3,649          125             -
3/31/96    Oakland                                      -        1,065       2,764          440             -
3/31/96    Saratoga                                     -        2,339       6,081          226             -
3/31/96    Randallstown                                 -        1,359       3,527          313             -
3/31/96    Plano                                        -          650       1,682          127             -
3/31/96    Houston                                      -          543       1,402          131             -
3/31/96    Irvine                                       -        1,920       4,975          728             -
3/31/96    Milwaukee                                    -          542       1,402          158             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

1/1/96     Waterbury/Captain                        434       3,460        3,894        1,097
1/1/96     Bedford Hts/Miles                        835       2,811        3,646        1,070
1/1/96     Livonia/Newburgh                         635       2,312        2,947          820
1/1/96     Sunland/Sunland Blvd.                    631       3,189        3,820        1,085
1/1/96     Des Moines                               448       2,233        2,681          816
1/1/96     Oxonhill/Indianhead                      772       3,490        4,262        1,250
1/1/96     Sacramento/N. 16th                       582       4,257        4,839        1,270
1/1/96     Houston/Westheimer                     1,508       3,865        5,373        1,418
1/1/96     San Pablo/San Pablo                      565       2,102        2,667          747
1/1/96     Bowie/Woodcliff                          718       3,848        4,566        1,260
1/1/96     Milwaukee/S. 84th                        444       3,296        3,740        1,154
1/1/96     Clinton/Malcolm Road                     593       3,571        4,164        1,199
1/3/96     San Gabriel                            1,005       2,604        3,609        1,174
1/5/96     San Francisco, Second St.              2,880       7,029        9,909        2,939
1/12/96    San Antonio, TX                          912       2,261        3,173          945
2/29/96    Naples, FL/Old US 41                     849       2,258        3,107          955
2/29/96    Lake Worth, FL/S. Military Tr.         1,782       4,767        6,549        1,966
2/29/96    Brandon, FL/W Brandon Blvd.            1,928       5,527        7,455        2,716
2/29/96    Coral Springs FL/W Sample Rd.          3,480       8,033       11,513        3,273
2/29/96    Delray Beach FL/S Military Tr.           940       2,397        3,337        1,041
2/29/96    Jupiter FL/Military Trail              2,280       5,592        7,872        2,337
2/29/96    Lakeworth FL/Lake Worth Rd               736       1,883        2,619          817
2/29/96    New Port Richey/State Rd 54              856       2,291        3,147          966
2/29/96    Sanford FL/S Orlando Dr                  975       3,546        4,521        1,470
3/8/96     Atlanta/Roswell                          898       3,774        4,672        1,535
3/31/96    Oakland                                1,065       3,204        4,269        1,331
3/31/96    Saratoga                               2,339       6,307        8,646        2,526
3/31/96    Randallstown                           1,359       3,840        5,199        1,624
3/31/96    Plano                                    650       1,809        2,459          776
3/31/96    Houston                                  543       1,533        2,076          658
3/31/96    Irvine                                 1,920       5,703        7,623        2,330
3/31/96    Milwaukee                                542       1,560        2,102          664


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

3/31/96    Carrollton                                   -          578       1,495          106             -
3/31/96    Torrance                                     -        1,415       3,675          180             -
3/31/96    Jacksonville                                 -          713       1,845          224             -
3/31/96    Dallas                                       -          315         810        1,744             -
3/31/96    Houston                                      -          669       1,724          553             -
3/31/96    Baltimore                                    -          842       2,180          253             -
3/31/96    New Haven                                    -          740       1,907        (166)             -
4/1/96     Chicago/Pulaski                              -          764       1,869          200             -
4/1/96     Las Vegas/Desert Inn                         -        1,115       2,729          178             -
4/1/96     Torrance/Crenshaw                            -          916       2,243          138             -
4/1/96     Weymouth                                     -          485       1,187          187             -
4/1/96     St. Louis/Barrett Station Road               -          630       1,542          113             -
4/1/96     Rockville/Randolph                           -        1,153       2,823          221             -
4/1/96     Simi Valley/East Street                      -          970       2,374           73             -
4/1/96     Houston/Westheimer                           -        1,390       3,402        6,228             -
4/3/96     Naples                                       -        1,187       2,809          271             -
6/26/96    Boca Raton                                   -        3,180       7,468          275             -
6/28/96    Venice                                       -          669       1,575          172             -
6/30/96    Las Vegas                                    -          921       2,155          349             -
6/30/96    Bedford Park                                 -          606       1,419          256             -
6/30/96    Los Angeles                                  -          692       1,616          122             -
6/30/96    Silver Spring                                -        1,513       3,535          278             -
6/30/96    Newark                                       -        1,051       2,458          124             -
6/30/96    Brooklyn                                     -          783       1,830          528             -
7/2/96     Glen Burnie/Furnace Br Rd                    -        1,755       4,150          676             -
7/22/96    Lakewood/W Hampton                           -          717       2,092           84             -
8/13/96    Norcross/Holcomb Bridge Rd                   -          955       3,117          161             -
9/5/96     Spring Valley/S Pascack rd                   -        1,260       2,966          581             -
9/16/96    Dallas/Royal Lane                            -        1,008       2,426          222             -
9/16/96    Colorado Springs/Tomah Drive                 -          731       1,759          123             -
9/16/96    Lewisville/S. Stemmons                       -          603       1,451          145             -
9/16/96    Las Vegas/Boulder Hwy.                       -          947       2,279          394             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

3/31/96    Carrollton                               578       1,601        2,179          683
3/31/96    Torrance                               1,415       3,855        5,270        1,589
3/31/96    Jacksonville                             713       2,069        2,782          913
3/31/96    Dallas                                   315       2,554        2,869          719
3/31/96    Houston                                  669       2,277        2,946        1,046
3/31/96    Baltimore                                842       2,433        3,275        1,039
3/31/96    New Haven                                667       1,814        2,481          794
4/1/96     Chicago/Pulaski                          764       2,069        2,833          800
4/1/96     Las Vegas/Desert Inn                   1,115       2,907        4,022        1,127
4/1/96     Torrance/Crenshaw                        916       2,381        3,297          900
4/1/96     Weymouth                                 485       1,374        1,859          504
4/1/96     St. Louis/Barrett Station Road           630       1,655        2,285          630
4/1/96     Rockville/Randolph                     1,153       3,044        4,197        1,153
4/1/96     Simi Valley/East Street                  970       2,447        3,417          916
4/1/96     Houston/Westheimer                     1,390       9,630       11,020        3,052
4/3/96     Naples                                 1,186       3,081        4,267        1,318
6/26/96    Boca Raton                             3,180       7,743       10,923        3,171
6/28/96    Venice                                   669       1,747        2,416          757
6/30/96    Las Vegas                                921       2,504        3,425        1,032
6/30/96    Bedford Park                             606       1,675        2,281          739
6/30/96    Los Angeles                              691       1,739        2,430          719
6/30/96    Silver Spring                          1,513       3,813        5,326        1,599
6/30/96    Newark                                 1,051       2,582        3,633        1,045
6/30/96    Brooklyn                                 783       2,358        3,141        1,126
7/2/96     Glen Burnie/Furnace Br Rd              1,755       4,826        6,581        1,783
7/22/96    Lakewood/W Hampton                       716       2,177        2,893          848
8/13/96    Norcross/Holcomb Bridge Rd               954       3,279        4,233        1,294
9/5/96     Spring Valley/S Pascack rd             1,260       3,547        4,807        1,468
9/16/96    Dallas/Royal Lane                      1,007       2,649        3,656        1,082
9/16/96    Colorado Springs/Tomah Drive             730       1,883        2,613          747
9/16/96    Lewisville/S. Stemmons                   603       1,596        2,199          660
9/16/96    Las Vegas/Boulder Hwy.                   947       2,673        3,620        1,100


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

9/16/96    Sarasota/S. Tamiami Trail                    -          584       1,407        1,456             -
9/16/96    Willow Grove/Maryland Road                   -          673       1,620          134             -
9/16/96    Houston/W. Montgomery Rd.                    -          524       1,261          204             -
9/16/96    Denver/W. Hampden                            -        1,084       2,609          230             -
9/16/96    Littleton/Southpark Way                      -          922       2,221          362             -
9/16/96    Petaluma/Baywood Drive                       -          861       2,074          175             -
9/16/96    Canoga Park/Sherman Way                      -        1,543       3,716          595             -
9/16/96    Jacksonville/South Lane Ave.                 -          554       1,334          246             -
9/16/96    Newport News/Warwick Blvd.                   -          575       1,385          189             -
9/16/96    Greenbrook/Route 22                          -        1,227       2,954          605             -
9/16/96    Monsey/Route 59                              -        1,068       2,572          181             -
9/16/96    Santa Rosa/Santa Rosa Ave.                   -          575       1,385          130             -
9/16/96    Fort Worth/Brentwood                         -          823       2,016          163             -
9/16/96    Glendale/San Fernando Road                   -        2,500       6,124          215             -
9/16/96    Houston/Harwin                               -          549       1,344          178             -
9/16/96    Irvine/Cowan Street                          -        1,890       4,631          348             -
9/16/96    Fairfield/Dixie Highway                      -          427       1,046          148             -
9/16/96    Mesa/Country Club Drive                      -          701       1,718          385             -
9/16/96    San Francisco/Geary Blvd.                    -        2,957       7,244          411             -
9/16/96    Houston/Gulf Freeway                         -          701       1,718        4,972             -
9/16/96    Las Vegas/S. Decatur Blvd.                   -        1,037       2,539          262             -
9/16/96    Tempe/McKellips Road                         -          823       1,972          277             -
9/16/96    Richland Hills/Airport Fwy.                  -          473       1,158          200             -
10/11/96   Hampton/Pembroke Road                        -        1,080       2,346        (176)             -
10/11/96   Norfolk/Widgeon Road                         -        1,110       2,405        (301)             -
10/11/96   Richmond/Bloom Lane                          -        1,188       2,512        (117)             -
10/11/96   Virginia Beach/Southern Blvd                 -          282         610          263             -
10/11/96   Chesapeake/Military Hwy                      -          912       1,974          442             -
10/11/96   Richmond/Midlothian Park                     -          762       1,588          535             -
10/11/96   Roanoke/Peters Creek Road                    -          819       1,776          279             -
10/11/96   Orlando/E Oakridge Rd                        -          927       2,020          274             -
10/11/96   Orlando/South Hwy 17-92                      -        1,170       2,549          204             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

9/16/96    Sarasota/S. Tamiami Trail                584       2,863        3,447          723
9/16/96    Willow Grove/Maryland Road               673       1,754        2,427          683
9/16/96    Houston/W. Montgomery Rd.                524       1,465        1,989          629
9/16/96    Denver/W. Hampden                      1,084       2,839        3,923        1,108
9/16/96    Littleton/Southpark Way                  922       2,583        3,505        1,070
9/16/96    Petaluma/Baywood Drive                   861       2,249        3,110          902
9/16/96    Canoga Park/Sherman Way                1,543       4,311        5,854        1,789
9/16/96    Jacksonville/South Lane Ave.             554       1,580        2,134          677
9/16/96    Newport News/Warwick Blvd.               575       1,574        2,149          655
9/16/96    Greenbrook/Route 22                    1,227       3,559        4,786        1,360
9/16/96    Monsey/Route 59                        1,068       2,753        3,821        1,066
9/16/96    Santa Rosa/Santa Rosa Ave.               575       1,515        2,090          604
9/16/96    Fort Worth/Brentwood                     823       2,179        3,002          867
9/16/96    Glendale/San Fernando Road             2,500       6,339        8,839        2,403
9/16/96    Houston/Harwin                           549       1,522        2,071          630
9/16/96    Irvine/Cowan Street                    1,890       4,979        6,869        1,915
9/16/96    Fairfield/Dixie Highway                  427       1,194        1,621          474
9/16/96    Mesa/Country Club Drive                  701       2,103        2,804          815
9/16/96    San Francisco/Geary Blvd.              2,957       7,655       10,612        2,946
9/16/96    Houston/Gulf Freeway                     701       6,690        7,391        1,430
9/16/96    Las Vegas/S. Decatur Blvd.             1,037       2,801        3,838        1,072
9/16/96    Tempe/McKellips Road                     823       2,249        3,072          914
9/16/96    Richland Hills/Airport Fwy.              473       1,358        1,831          586
10/11/96   Hampton/Pembroke Road                    914       2,336        3,250          703
10/11/96   Norfolk/Widgeon Road                     908       2,306        3,214          700
10/11/96   Richmond/Bloom Lane                      995       2,588        3,583          804
10/11/96   Virginia Beach/Southern Blvd             282         873        1,155          441
10/11/96   Chesapeake/Military Hwy                  912       2,416        3,328        1,085
10/11/96   Richmond/Midlothian Park                 762       2,123        2,885        1,040
10/11/96   Roanoke/Peters Creek Road                819       2,055        2,874          885
10/11/96   Orlando/E Oakridge Rd                    927       2,294        3,221          938
10/11/96   Orlando/South Hwy 17-92                1,170       2,753        3,923        1,107


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

10/25/96   Austin/Renelli                               -        1,710       3,990          303             -
10/25/96   Austin/Santiago                              -          900       2,100          214             -
10/25/96   Dallas/East N.W. Highway                     -          698       1,628          194             -
10/25/96   Dallas/Denton Drive                          -          900       2,100          153             -
10/25/96   Houston/Hempstead                            -          518       1,207          438             -
10/25/96   Pasadena/So. Shaver                          -          420         980          420             -
10/31/96   Houston/Joel Wheaton Rd                      -          465       1,085          204             -
10/31/96   Mt Holly/541 Bypass                          -          360         840          291             -
11/13/96   Town East/Mesquite                           -          330         770          179             -
11/14/96   Bossier City LA                              -          633       1,488        (104)             -
12/5/96    Lake Forest/Bake Parkway                     -          971       2,173          579             -
12/16/96   Cherry Hill/Old Cuthbert                     -          645       1,505          642             -
12/16/96   Oklahoma City/SW 74th                        -          375         875          115             -
12/16/96   Oklahoma City/S Santa Fe                     -          360         840          167             -
12/16/96   Oklahoma City/S. May                         -          360         840          143             -
12/16/96   Arlington/S. Watson Rd.                      -          930       2,170          566             -
12/16/96   Richardson/E. Arapaho                        -        1,290       3,010          436             -
12/23/96   Eagle Rock/Colorado                          -          330         813          422             -
12/23/96   Upper Darby/Lansdowne                        -          899       2,272          264             -
12/23/96   Plymouth Meeting /Chemical                   -        1,109       2,802          206             -
12/23/96   Philadelphia/Byberry                         -        1,019       2,575          224             -
12/23/96   Ft. Lauderdale/State Road                    -        1,199       3,030          265             -
12/23/96   Englewood/Costilla                           -        1,739       4,393          181             -
12/23/96   Lilburn/Beaver Ruin Road                     -          600       1,515          176             -
12/23/96   Carmichael/Fair Oaks                         -          809       2,045          214             -
12/23/96   Portland/Division Street                     -          989       2,499          165             -
12/23/96   Napa/Industrial                              -          660       1,666          158             -
12/23/96   Wheatridge/W. 44th Avenue                    -        1,439       3,636          184             -
12/23/96   Las Vegas/Charleston                         -        1,049       2,651          184             -
12/23/96   Las Vegas/South Arvill                       -          929       2,348          221             -
12/23/96   Los Angeles/Santa Monica                     -        3,328       8,407          307             -
12/23/96   Warren/Schoenherr Rd.                        -          749       1,894          182             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

10/25/96   Austin/Renelli                         1,710       4,293        6,003        1,697
10/25/96   Austin/Santiago                          900       2,314        3,214          962
10/25/96   Dallas/East N.W. Highway                 697       1,823        2,520          759
10/25/96   Dallas/Denton Drive                      900       2,253        3,153          904
10/25/96   Houston/Hempstead                        517       1,646        2,163          699
10/25/96   Pasadena/So. Shaver                      420       1,400        1,820          580
10/31/96   Houston/Joel Wheaton Rd                  465       1,289        1,754          557
10/31/96   Mt Holly/541 Bypass                      360       1,131        1,491          499
11/13/96   Town East/Mesquite                       330         949        1,279          394
11/14/96   Bossier City LA                          557       1,460        2,017          456
12/5/96    Lake Forest/Bake Parkway                 973       2,750        3,723          940
12/16/96   Cherry Hill/Old Cuthbert                 645       2,147        2,792          941
12/16/96   Oklahoma City/SW 74th                    375         990        1,365          413
12/16/96   Oklahoma City/S Santa Fe                 360       1,007        1,367          444
12/16/96   Oklahoma City/S. May                     360         983        1,343          431
12/16/96   Arlington/S. Watson Rd.                  930       2,736        3,666        1,167
12/16/96   Richardson/E. Arapaho                  1,290       3,446        4,736        1,347
12/23/96   Eagle Rock/Colorado                      444       1,121        1,565          314
12/23/96   Upper Darby/Lansdowne                    899       2,536        3,435        1,008
12/23/96   Plymouth Meeting /Chemical             1,109       3,008        4,117          798
12/23/96   Philadelphia/Byberry                   1,019       2,799        3,818        1,090
12/23/96   Ft. Lauderdale/State Road              1,199       3,295        4,494        1,289
12/23/96   Englewood/Costilla                     1,739       4,574        6,313        1,729
12/23/96   Lilburn/Beaver Ruin Road                 600       1,691        2,291          697
12/23/96   Carmichael/Fair Oaks                     809       2,259        3,068          922
12/23/96   Portland/Division Street                 989       2,664        3,653        1,041
12/23/96   Napa/Industrial                          659       1,825        2,484          737
12/23/96   Wheatridge/W. 44th Avenue              1,439       3,820        5,259        1,465
12/23/96   Las Vegas/Charleston                   1,049       2,835        3,884        1,090
12/23/96   Las Vegas/South Arvill                   929       2,569        3,498          971
12/23/96   Los Angeles/Santa Monica               3,327       8,715       12,042        3,282
12/23/96   Warren/Schoenherr Rd.                    749       2,076        2,825          843


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

12/23/96   Portland/N.E. 71st Avenue                    -          869       2,196          288             -
12/23/96   Seattle/Pacific Hwy. South                   -          689       1,742          194             -
12/23/96   Broadview/S. 25th Avenue                     -        1,289       3,257          345             -
12/23/96   Winter Springs/W. St. Rte 434                -          689       1,742          131             -
12/23/96   Tampa/15th Street                            -          420       1,060          335             -
12/23/96   Pompano Beach/S. Dixie Hwy.                  -          930       2,292          378             -
12/23/96   Overland Park/Mastin                         -          990       2,440        3,274             -
12/23/96   Auburn/R Street                              -          690       1,700          218             -
12/23/96   Federal Heights/W. 48th Ave.                 -          720       1,774          189             -
12/23/96   Decatur/Covington                            -          930       2,292          249             -
12/23/96   Forest Park/Jonesboro Rd.                    -          540       1,331          168             -
12/23/96   Mangonia Park/Australian Ave.                -          840       2,070           78             -
12/23/96   Whittier/Colima                              -          540       1,331          104             -
12/23/96   Kent/Pacific Hwy South                       -          930       2,292          195             -
12/23/96   Topeka/8th Street                            -          150         370          159             -
12/23/96   Denver East Evans                            -        1,740       4,288          217             -
12/23/96   Pittsburgh/California Ave.                   -          630       1,552          119             -
12/23/96   Ft. Lauderdale/Powerline                     -          660       1,626          324             -
12/23/96   Philadelphia/Oxford                          -          900       2,218          205             -
12/23/96   Dallas/Lemmon Ave.                           -        1,710       4,214          171             -
12/23/96   Alsip/115th Street                           -          750       1,848        4,583             -
12/23/96   Green Acres/Jog Road                         -          600       1,479           74             -
12/23/96   Pompano Beach/Sample Road                    -        1,320       3,253           55             -
12/23/96   Wyndmoor/Ivy Hill                            -        2,160       5,323          278             -
12/23/96   W. Palm Beach/Belvedere                      -          960       2,366          211             -
12/23/96   Renton  174th St.                            -          960       2,366          259             -
12/23/96   Sacramento/Northgate                         -        1,021       2,647          158             -
12/23/96   Phoenix/19th Avenue                          -          991       2,569          238             -
12/23/96   Bedford Park/Cicero                          -        1,321       3,426          348             -
12/23/96   Lake Worth/Lk Worth                          -        1,111       2,880          241             -
12/23/96   Arlington/Algonquin                          -          991       2,569          637             -
12/23/96   Seattle/15th Avenue                          -          781       2,024          260             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

12/23/96   Portland/N.E. 71st Avenue                869       2,484        3,353        1,004
12/23/96   Seattle/Pacific Hwy. South               689       1,936        2,625          814
12/23/96   Broadview/S. 25th Avenue               1,289       3,602        4,891        1,424
12/23/96   Winter Springs/W. St. Rte 434            689       1,873        2,562          734
12/23/96   Tampa/15th Street                        420       1,395        1,815          611
12/23/96   Pompano Beach/S. Dixie Hwy.              930       2,670        3,600        1,115
12/23/96   Overland Park/Mastin                   1,306       5,398        6,704        1,478
12/23/96   Auburn/R Street                          690       1,918        2,608          794
12/23/96   Federal Heights/W. 48th Ave.             720       1,963        2,683          746
12/23/96   Decatur/Covington                        930       2,541        3,471        1,015
12/23/96   Forest Park/Jonesboro Rd.                540       1,499        2,039          630
12/23/96   Mangonia Park/Australian Ave.            840       2,148        2,988          857
12/23/96   Whittier/Colima                          540       1,435        1,975          566
12/23/96   Kent/Pacific Hwy South                   930       2,487        3,417          985
12/23/96   Topeka/8th Street                        150         529          679          262
12/23/96   Denver East Evans                      1,740       4,505        6,245        1,736
12/23/96   Pittsburgh/California Ave.               630       1,671        2,301          670
12/23/96   Ft. Lauderdale/Powerline                 660       1,950        2,610          866
12/23/96   Philadelphia/Oxford                      900       2,423        3,323          952
12/23/96   Dallas/Lemmon Ave.                     1,710       4,385        6,095        1,679
12/23/96   Alsip/115th Street                       750       6,431        7,181        1,233
12/23/96   Green Acres/Jog Road                     600       1,553        2,153          634
12/23/96   Pompano Beach/Sample Road              1,320       3,308        4,628        1,283
12/23/96   Wyndmoor/Ivy Hill                      2,160       5,601        7,761        2,148
12/23/96   W. Palm Beach/Belvedere                  960       2,577        3,537        1,025
12/23/96   Renton  174th St.                        960       2,625        3,585        1,073
12/23/96   Sacramento/Northgate                   1,021       2,805        3,826        1,099
12/23/96   Phoenix/19th Avenue                      991       2,807        3,798        1,117
12/23/96   Bedford Park/Cicero                    1,321       3,774        5,095        1,495
12/23/96   Lake Worth/Lk Worth                    1,111       3,121        4,232        1,227
12/23/96   Arlington/Algonquin                      991       3,206        4,197        1,305
12/23/96   Seattle/15th Avenue                      781       2,284        3,065          890


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

12/23/96   Southington/Spring                           -          811       2,102          180             -
12/23/96   Clifton/Broad Street                         -        1,411       3,659          218             -
12/23/96   Hillside/Glenwood                            -          563       4,051          381             -
12/23/96   Nashville/Dickerson Pike                     -          990       2,440          215             -
12/23/96   Madison/Gallatin Road                        -          780       1,922          250             -
12/30/96   Concorde/Treat                               -        1,396       3,258          278             -
12/30/96   Virginia Beach                               -          535       1,248          156             -
12/30/96   San Mateo                                    -        2,408       5,619          224             -
1/22/97    Austin, 1033 E. 41 Street                    -          257       3,633           97             -
4/12/97    Annandale / Backlick                         -          955       2,229          377             -
4/12/97    Ft. Worth / West Freeway                     -          667       1,556          249             -
4/12/97    Campbell / S. Curtner                        -        2,550       5,950          723             -
4/12/97    Aurora / S. Idalia                           -        1,002       2,338          567             -
4/12/97    Santa Cruz / Capitola                        -        1,037       2,420          337             -
4/12/97    Indianapolis / Lafayette Road                -          682       1,590          295             -
4/12/97    Indianapolis / Route 31                      -          619       1,444          342             -
4/12/97    Farmingdale / Broad Hollow Rd.               -        1,568       3,658          771             -
4/12/97    Tyson's Corner / Springhill Rd.              -        3,861       9,010        1,312             -
4/12/97    Fountain Valley / Newhope                    -        1,137       2,653          344             -
4/12/97    Dallas / Winsted                             -        1,375       3,209          465             -
4/12/97    Columbia / Broad River Rd.                   -          121         282          155             -
4/12/97    Livermore / S. Front Road                    -          876       2,044          194             -
4/12/97    Garland / Plano                              -          889       2,073          237             -
4/12/97    San Jose / Story Road                        -        1,352       3,156          367             -
4/12/97    Aurora / Abilene                             -        1,406       3,280          457             -
4/12/97    Antioch / Sunset Drive                       -        1,035       2,416          224             -
4/12/97    Rancho Cordova / Sunrise                     -        1,048       2,445          391             -
4/12/97    Berlin / Wilbur Cross                        -          756       1,764          281             -
4/12/97    Whittier / Whittier Blvd.                    -          648       1,513          178             -
4/12/97    Peabody / Newbury Street                     -        1,159       2,704          536             -
4/12/97    Denver / Blake                               -          602       1,405          213             -
4/12/97    Evansville / Green River Road                -          470       1,096          189             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

12/23/96   Southington/Spring                       811       2,282        3,093          899
12/23/96   Clifton/Broad Street                   1,411       3,877        5,288        1,475
12/23/96   Hillside/Glenwood                        563       4,432        4,995        1,773
12/23/96   Nashville/Dickerson Pike                 990       2,655        3,645        1,061
12/23/96   Madison/Gallatin Road                    780       2,172        2,952          913
12/30/96   Concorde/Treat                         1,396       3,536        4,932        1,307
12/30/96   Virginia Beach                           535       1,404        1,939          568
12/30/96   San Mateo                              2,408       5,843        8,251        2,188
1/22/97    Austin, 1033 E. 41 Street                257       3,730        3,987        1,351
4/12/97    Annandale / Backlick                     955       2,606        3,561          979
4/12/97    Ft. Worth / West Freeway                 667       1,805        2,472          689
4/12/97    Campbell / S. Curtner                  2,550       6,673        9,223        2,410
4/12/97    Aurora / S. Idalia                     1,002       2,905        3,907        1,096
4/12/97    Santa Cruz / Capitola                  1,037       2,757        3,794        1,009
4/12/97    Indianapolis / Lafayette Road            682       1,885        2,567          737
4/12/97    Indianapolis / Route 31                  619       1,786        2,405          701
4/12/97    Farmingdale / Broad Hollow Rd.         1,568       4,429        5,997        1,625
4/12/97    Tyson's Corner / Springhill Rd.        3,861      10,322       14,183        3,845
4/12/97    Fountain Valley / Newhope              1,137       2,997        4,134        1,085
4/12/97    Dallas / Winsted                       1,375       3,674        5,049        1,381
4/12/97    Columbia / Broad River Rd.               121         437          558          225
4/12/97    Livermore / S. Front Road                876       2,238        3,114          825
4/12/97    Garland / Plano                          888       2,311        3,199          872
4/12/97    San Jose / Story Road                  1,352       3,523        4,875        1,328
4/12/97    Aurora / Abilene                       1,406       3,737        5,143        1,394
4/12/97    Antioch / Sunset Drive                 1,035       2,640        3,675          971
4/12/97    Rancho Cordova / Sunrise               1,048       2,836        3,884        1,119
4/12/97    Berlin / Wilbur Cross                    756       2,045        2,801          798
4/12/97    Whittier / Whittier Blvd.                648       1,691        2,339          619
4/12/97    Peabody / Newbury Street               1,159       3,240        4,399        1,262
4/12/97    Denver / Blake                           602       1,618        2,220          612
4/12/97    Evansville / Green River Road            470       1,285        1,755          496


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

4/12/97    Burien / First Ave. So.                      -          792       1,847          255             -
4/12/97    Rancho Cordova / Mather Field                -          494       1,153          181             -
4/12/97    Sugar Land / Eldridge                        -          705       1,644          225             -
4/12/97    Columbus / Eastland Drive                    -          602       1,405          334             -
4/12/97    Slickerville / Black Horse Pike              -          539       1,258          210             -
4/12/97    Seattle / Aurora                             -        1,145       2,671          316             -
4/12/97    Gaithersburg / Christopher Ave.              -          972       2,268          285             -
4/12/97    Manchester / Tolland Turnpike                -          807       1,883          235             -
6/25/97    L.A./Venice Blvd.                            -          523       1,221        1,797             -
6/25/97    Kirkland-Totem                               -        2,131       4,972          253             -
6/25/97    Idianapolis                                  -          471       1,098          158             -
6/25/97    Dallas                                       -          699       1,631           75             -
6/25/97    Atlanta                                      -        1,183       2,761          141             -
6/25/97    Bensalem                                     -        1,159       2,705          105             -
6/25/97    Evansville                                   -          429       1,000           62             -
6/25/97    Austin                                       -          813       1,897           78             -
6/25/97    Harbor City                                  -        1,244       2,904          271             -
6/25/97    Birmingham                                   -          539       1,258          119             -
6/25/97    Sacramento                                   -          489       1,396        (191)             -
6/25/97    Carrollton                                   -          441       1,029           43             -
6/25/97    La Habra                                     -          822       1,918           87             -
6/25/97    Lombard                                      -        1,527       3,564        1,753             -
6/25/97    Fairfield                                    -          740       1,727           88             -
6/25/97    Seattle                                      -        1,498       3,494          295             -
6/25/97    Bellevue                                     -        1,653       3,858          201             -
6/25/97    Citrus Heights                               -          642       1,244          539             -
6/25/97    San Jose                                     -        1,273       2,971           24             -
6/25/97    Stanton                                      -          948       2,212           67             -
6/25/97    Garland                                      -          486       1,135           61             -
6/25/97    Westford                                     -          857       1,999          192             -
6/25/97    Dallas                                       -        1,627       3,797          670             -
6/25/97    Wheat Ridge                                  -        1,054       2,459          418             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

4/12/97    Burien / First Ave. So.                  792       2,102        2,894          809
4/12/97    Rancho Cordova / Mather Field            494       1,334        1,828          520
4/12/97    Sugar Land / Eldridge                    705       1,869        2,574          724
4/12/97    Columbus / Eastland Drive                602       1,739        2,341          671
4/12/97    Slickerville / Black Horse Pike          539       1,468        2,007          605
4/12/97    Seattle / Aurora                       1,145       2,987        4,132        1,105
4/12/97    Gaithersburg / Christopher Ave.          972       2,553        3,525          972
4/12/97    Manchester / Tolland Turnpike            807       2,118        2,925          797
6/25/97    L.A./Venice Blvd.                      1,044       2,497        3,541          704
6/25/97    Kirkland-Totem                         2,131       5,225        7,356        1,957
6/25/97    Idianapolis                              471       1,256        1,727          478
6/25/97    Dallas                                   699       1,706        2,405          639
6/25/97    Atlanta                                1,183       2,902        4,085        1,080
6/25/97    Bensalem                               1,159       2,810        3,969        1,032
6/25/97    Evansville                               401       1,090        1,491          418
6/25/97    Austin                                   813       1,975        2,788          733
6/25/97    Harbor City                            1,244       3,175        4,419        1,243
6/25/97    Birmingham                               539       1,377        1,916          530
6/25/97    Sacramento                               489       1,205        1,694          454
6/25/97    Carrollton                               441       1,072        1,513          397
6/25/97    La Habra                                 822       2,005        2,827          735
6/25/97    Lombard                                2,047       4,797        6,844        1,649
6/25/97    Fairfield                                740       1,815        2,555          657
6/25/97    Seattle                                1,498       3,789        5,287        1,510
6/25/97    Bellevue                               1,653       4,059        5,712        1,452
6/25/97    Citrus Heights                           642       1,783        2,425          755
6/25/97    San Jose                               1,273       2,995        4,268        1,078
6/25/97    Stanton                                  948       2,279        3,227          835
6/25/97    Garland                                  486       1,196        1,682          451
6/25/97    Westford                                 857       2,191        3,048          804
6/25/97    Dallas                                 1,627       4,467        6,094        1,686
6/25/97    Wheat Ridge                            1,054       2,877        3,931        1,020


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

6/25/97    Berlin                                       -          825       1,925          318             -
6/25/97    Gretna                                       -        1,069       2,494          407             -
6/25/97    Spring                                       -          461       1,077          214             -
6/25/97    Sacramento                                   -          592       1,380          907             -
6/25/97    Houston/South Dairyashford                   -          856       1,997          355             -
6/25/97    Naperville                                   -        1,108       2,585          435             -
6/25/97    Carrollton                                   -        1,158       2,702          526             -
6/25/97    Waipahu                                      -        1,620       3,780          776             -
6/25/97    Davis                                        -          628       1,465          229             -
6/25/97    Decatur                                      -          951       2,220          411             -
6/25/97    Jacksonville                                 -          653       1,525          297             -
6/25/97    Chicoppe                                     -          663       1,546          341             -
6/25/97    Alexandria                                   -        1,533       3,576          533             -
6/25/97    Houston/Veterans Memorial Dr.                -          458       1,070          181             -
6/25/97    Los Angeles/Olympic                          -        4,392      10,247        1,262             -
6/25/97    Littleton                                    -        1,340       3,126          615             -
6/25/97    Metairie                                     -        1,229       2,868          234             -
6/25/97    Louisville                                   -          717       1,672          304             -
6/25/97    East Hazel Crest                             -          753       1,757        2,198             -
6/25/97    Edmonds                                      -        1,187       2,770          425             -
6/25/97    Foster City                                  -        1,064       2,483          342             -
6/25/97    Chicago                                      -        1,160       2,708          532             -
6/25/97    Philadelphia                                 -          924       2,155          405             -
6/25/97    Dallas/Vilbig Rd.                            -          508       1,184          223             -
6/25/97    Staten Island                                -        1,676       3,910          584             -
6/25/97    Pelham Manor                                 -        1,209       2,820          765             -
6/25/97    Irving                                       -          469       1,093          206             -
6/25/97    Elk Grove                                    -          642       1,497          286             -
6/25/97    LAX                                          -        1,312       3,062          555             -
6/25/97    Denver                                       -        1,316       3,071          645             -
6/25/97    Plano                                        -        1,369       3,193          480             -
6/25/97    Lynnwood                                     -          839       1,959          360             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

6/25/97    Berlin                                   825       2,243        3,068          802
6/25/97    Gretna                                 1,069       2,901        3,970        1,175
6/25/97    Spring                                   461       1,291        1,752          486
6/25/97    Sacramento                               720       2,159        2,879          758
6/25/97    Houston/South Dairyashford               856       2,352        3,208          853
6/25/97    Naperville                             1,108       3,020        4,128        1,075
6/25/97    Carrollton                             1,158       3,228        4,386        1,195
6/25/97    Waipahu                                1,620       4,556        6,176        1,576
6/25/97    Davis                                    628       1,694        2,322          624
6/25/97    Decatur                                  951       2,631        3,582          991
6/25/97    Jacksonville                             653       1,822        2,475          701
6/25/97    Chicoppe                                 663       1,887        2,550          735
6/25/97    Alexandria                             1,533       4,109        5,642        1,474
6/25/97    Houston/Veterans Memorial Dr.            458       1,251        1,709          467
6/25/97    Los Angeles/Olympic                    4,392      11,509       15,901        4,066
6/25/97    Littleton                              1,340       3,741        5,081        1,350
6/25/97    Metairie                               1,229       3,102        4,331        1,137
6/25/97    Louisville                               717       1,976        2,693          739
6/25/97    East Hazel Crest                       1,236       3,472        4,708        1,442
6/25/97    Edmonds                                1,187       3,195        4,382        1,165
6/25/97    Foster City                            1,064       2,825        3,889        1,003
6/25/97    Chicago                                1,160       3,240        4,400        1,196
6/25/97    Philadelphia                             924       2,560        3,484          928
6/25/97    Dallas/Vilbig Rd.                        508       1,407        1,915          533
6/25/97    Staten Island                          1,676       4,494        6,170        1,629
6/25/97    Pelham Manor                           1,209       3,585        4,794        1,345
6/25/97    Irving                                   468       1,300        1,768          495
6/25/97    Elk Grove                                642       1,783        2,425          659
6/25/97    LAX                                    1,312       3,617        4,929        1,340
6/25/97    Denver                                 1,316       3,716        5,032        1,333
6/25/97    Plano                                  1,369       3,673        5,042        1,305
6/25/97    Lynnwood                                 839       2,319        3,158          875


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

6/25/97    Lilburn                                      -          507       1,182          390             -
6/25/97    Parma                                        -          881       2,055          505             -
6/25/97    Davie                                        -        1,086       2,533          567             -
6/25/97    Allen Park                                   -          953       2,223          543             -
6/25/97    Aurora                                       -          808       1,886          463             -
6/25/97    San Diego/16th Street                        -          932       2,175          620             -
6/25/97    Sterling Heights                             -          766       1,787          459             -
6/25/97    East L.A./Boyle Heights                      -          957       2,232          510             -
6/25/97    Springfield/Alban Station                    -        1,317       3,074          674             -
6/25/97    Littleton                                    -          868       2,026          508             -
6/25/97    Sacramento/57th Street                       -          869       2,029          492             -
6/25/97    Miami                                        -        1,762       4,111          995             -
8/13/97    Santa Monica / Wilshire Blvd.                -        2,040       4,760          317             -
10/1/97    Marietta /Austell Rd                         -          398       1,326          306           681
10/1/97    Denver / Leetsdale                           -        1,407       1,682          254           952
10/1/97    Baltimore / York Road                        -        1,538       1,952          671         1,125
10/1/97    Bolingbrook                                  -          737       1,776          262           927
10/1/97    Kent / Central                               -          483       1,321          196           687
10/1/97    Geneva / Roosevelt                           -          355       1,302          219           665
10/1/97    Denver / Sheridan                            -          429       1,105          170           587
10/1/97    Mountlake Terrace                            -        1,017       1,783          232           950
10/1/97    Carol Stream/ St.Charles                     -          185       1,187          202           591
10/1/97    Marietta / Cobb Park                         -          420       1,131          314           619
10/1/97    Venice / Rose                                -        5,468       5,478          677         3,117
10/1/97    Ventura / Ventura Blvd                       -          911       2,227          273         1,146
10/1/97    Studio City/ Ventura                         -        2,421       1,610          192           995
10/1/97    Madison Heights                              -          428       1,686        2,590         1,014
10/1/97    Lax / Imperial                               -        1,662       2,079          194         1,159
10/1/97    Justice / Industrial                         -          233       1,181          177           589
10/1/97    Burbank / San Fernando                       -        1,825       2,210          252         1,223
10/1/97    Pinole / Appian Way                          -          728       1,827          205           935
10/1/97    Denver / Tamarac Park                        -        2,545       1,692          431         1,127


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

6/25/97    Lilburn                                  507       1,572        2,079          595
6/25/97    Parma                                    880       2,561        3,441          944
6/25/97    Davie                                  1,085       3,101        4,186        1,153
6/25/97    Allen Park                               953       2,766        3,719        1,015
6/25/97    Aurora                                   808       2,349        3,157          843
6/25/97    San Diego/16th Street                    932       2,795        3,727        1,088
6/25/97    Sterling Heights                         766       2,246        3,012          837
6/25/97    East L.A./Boyle Heights                  957       2,742        3,699          991
6/25/97    Springfield/Alban Station              1,317       3,748        5,065        1,355
6/25/97    Littleton                                868       2,534        3,402          915
6/25/97    Sacramento/57th Street                   869       2,521        3,390          935
6/25/97    Miami                                  1,762       5,106        6,868        1,804
8/13/97    Santa Monica / Wilshire Blvd.          2,040       5,077        7,117        1,880
10/1/97    Marietta /Austell Rd                     440       2,271        2,711          804
10/1/97    Denver / Leetsdale                     1,554       2,741        4,295        1,006
10/1/97    Baltimore / York Road                  1,700       3,586        5,286        1,245
10/1/97    Bolingbrook                              814       2,888        3,702        1,026
10/1/97    Kent / Central                           533       2,154        2,687          773
10/1/97    Geneva / Roosevelt                       392       2,149        2,541          778
10/1/97    Denver / Sheridan                        474       1,817        2,291          674
10/1/97    Mountlake Terrace                      1,123       2,859        3,982          985
10/1/97    Carol Stream/ St.Charles                 205       1,960        2,165          692
10/1/97    Marietta / Cobb Park                     464       2,020        2,484          736
10/1/97    Venice / Rose                          6,042       8,698       14,740        2,835
10/1/97    Ventura / Ventura Blvd                 1,006       3,551        4,557        1,244
10/1/97    Studio City/ Ventura                   2,676       2,542        5,218          883
10/1/97    Madison Heights                          473       5,245        5,718          893
10/1/97    Lax / Imperial                         1,837       3,257        5,094        1,169
10/1/97    Justice / Industrial                     258       1,922        2,180          681
10/1/97    Burbank / San Fernando                 2,016       3,494        5,510        1,199
10/1/97    Pinole / Appian Way                      804       2,891        3,695        1,019
10/1/97    Denver / Tamarac Park                  2,812       2,983        5,795        1,152


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

10/1/97    Gresham / Powell                             -          322       1,298          215           646
10/1/97    Warren / Mound Road                          -          268       1,025          211           528
10/1/97    Woodside/Brooklyn                            -        5,016       3,950          588         3,195
10/1/97    Enfield / Elm Street                         -          399       1,900          291           945
10/1/97    Roselle / Lake Street                        -          312       1,411          215           710
10/1/97    Milwaukee / Appleton                         -          324       1,385          276           706
10/1/97    Emeryville / Bay St                          -        1,602       1,830          171         1,091
10/1/97    Monterey / Del Rey                           -          257       1,048          230           563
10/1/97    San Leandro / Washington                     -          660       1,142          170           653
10/1/97    Boca Raton / N.W. 20                         -        1,140       2,256          422         1,198
10/1/97    Washington Dc/So Capital                     -        1,437       4,489          459         2,274
10/1/97    Lynn / Lynnway                               -          463       3,059          430         1,513
10/1/97    Pompano Beach                                -        1,077       1,527          650           869
10/1/97    Lake Oswego/ N.State                         -          465       1,956          278           972
10/1/97    Daly City / Mission                          -          389       2,921          230         1,389
10/1/97    Odenton / Route 175                          -          456       2,104          254         1,053
10/1/97    Novato / Landing                             -        2,416       3,496          249         1,706
10/1/97    St. Louis / Lindberg                         -          584       1,508          335           711
10/1/97    Oakland/International                        -          358       1,568          249           700
10/1/97    Stockton / March Lane                        -          663       1,398          192           657
10/1/97    Des Plaines / Golf Rd                        -        1,363       3,093          256         1,118
10/1/97    Morton Grove / Wauke                         -        2,658       3,232        5,976           822
10/1/97    Los Angeles / Jefferson                      -        1,090       1,580          263           820
10/1/97    Los Angeles / Martin                         -          869       1,152          113           717
10/1/97    San Leandro / E. 14th                        -          627       1,289          116           608
10/1/97    Tucson / Tanque Verde                        -          345       1,709          270           709
10/1/97    Randolph / Warren St                         -        2,330       1,914          524         1,332
10/1/97    Forrestville / Penn.                         -        1,056       2,347          315         1,114
10/1/97    Bridgeport                                   -        4,877       2,739          683         1,651
10/1/97    North Hollywood/Vine                         -          906       2,379          232         1,211
10/1/97    Santa Cruz / Portola                         -          535       1,526          178           761
10/1/97    Hyde Park / River St                         -          626       1,748          309           665


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

10/1/97    Gresham / Powell                         356       2,125        2,481          719
10/1/97    Warren / Mound Road                      296       1,736        2,032          585
10/1/97    Woodside/Brooklyn                      5,542       7,207       12,749        2,075
10/1/97    Enfield / Elm Street                     441       3,094        3,535        1,015
10/1/97    Roselle / Lake Street                    344       2,304        2,648          803
10/1/97    Milwaukee / Appleton                     358       2,333        2,691          779
10/1/97    Emeryville / Bay St                    1,770       2,924        4,694        1,009
10/1/97    Monterey / Del Rey                       284       1,814        2,098          569
10/1/97    San Leandro / Washington                 730       1,895        2,625          639
10/1/97    Boca Raton / N.W. 20                   1,260       3,756        5,016        1,210
10/1/97    Washington Dc/So Capital               1,588       7,071        8,659        2,105
10/1/97    Lynn / Lynnway                           512       4,953        5,465        1,642
10/1/97    Pompano Beach                          1,190       2,933        4,123          852
10/1/97    Lake Oswego/ N.State                     514       3,157        3,671        1,013
10/1/97    Daly City / Mission                      430       4,499        4,929        1,475
10/1/97    Odenton / Route 175                      504       3,363        3,867        1,007
10/1/97    Novato / Landing                       2,905       4,962        7,867        1,720
10/1/97    St. Louis / Lindberg                     728       2,410        3,138          832
10/1/97    Oakland/International                    475       2,400        2,875          807
10/1/97    Stockton / March Lane                    811       2,099        2,910          691
10/1/97    Des Plaines / Golf Rd                  1,630       4,200        5,830        1,473
10/1/97    Morton Grove / Wauke                   3,111       9,577       12,688        2,087
10/1/97    Los Angeles / Jefferson                1,323       2,430        3,753          783
10/1/97    Los Angeles / Martin                   1,066       1,785        2,851          562
10/1/97    San Leandro / E. 14th                    775       1,865        2,640          619
10/1/97    Tucson / Tanque Verde                    469       2,564        3,033          829
10/1/97    Randolph / Warren St                   2,719       3,381        6,100          958
10/1/97    Forrestville / Penn.                   1,313       3,519        4,832        1,188
10/1/97    Bridgeport                             5,613       4,337        9,950        1,478
10/1/97    North Hollywood/Vine                   1,166       3,562        4,728        1,092
10/1/97    Santa Cruz / Portola                     689       2,311        3,000          737
10/1/97    Hyde Park / River St                     759       2,589        3,348          843


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

10/1/97    Dublin / San Ramon Rd                        -          942       1,999          177           803
10/1/97    Vallejo / Humboldt                           -          473       1,651          191           757
10/1/97    Fremont/Warm Springs                         -          848       2,885          253         1,105
10/1/97    Seattle / Stone Way                          -          829       2,180          347         1,080
10/1/97    W. Olympia                                   -          149       1,096          294           452
10/1/97    Mercer/Parkside Ave                          -          359       1,763          273           962
10/1/97    Bridge Water / Main                          -          445       2,054          299           811
10/1/97    Norwalk / Hoyt Street                        -        2,369       3,049          576         1,391
11/2/97    Lansing                                      -          758       1,768        (101)             -
11/7/97    Phoenix                                      -        1,197       2,793          231             -
11/13/97   Tinley Park                                  -        1,422       3,319           80             -
3/17/98    Houston/De Soto Dr.                          -          659       1,537          151             -
3/17/98    Houston / East Freeway                       -          593       1,384          180             -
3/17/98    Austin/Ben White                             -          692       1,614           70             -
3/17/98    Arlington/E.Pioneer                          -          922       2,152          246             -
3/17/98    Las Vegas/Tropicana                          -        1,285       2,998          165             -
3/17/98    Branford / Summit Place                      -          728       1,698          189             -
3/17/98    Las Vegas / Charleston                       -          791       1,845          123             -
3/17/98    So. San Francisco                            -        1,550       3,617          220             -
3/17/98    Pasadena / Arroyo Prkwy                      -        3,005       7,012          254             -
3/17/98    Tempe / E. Broadway                          -          633       1,476          260             -
3/17/98    Phoenix / N. 43rd Ave                        -          443       1,033          178             -
3/17/98    Phoenix/No. 43rd                             -          380         886          437             -
3/17/98    Phoenix / Black Canyon                       -          380         886          154             -
3/17/98    Phoenix/Black Canyon                         -          136         317          195             -
3/17/98    Nesconset / Southern                         -        1,423       3,321          170             -
4/1/98     St. Louis / Hwy. 141                         -          659       1,628        4,464             -
4/1/98     Island Park / Austin                         -        2,313       3,015        (739)             -
4/1/98     Akron / Brittain Rd.                         -          275       2,248        (197)             -
4/1/98     Patchogue/W.Sunrise                          -          936       2,184          169             -
4/1/98     Havertown/West Chester                       -        1,254       2,926          132             -
4/1/98     Schiller Park/River                          -          568       1,390          110             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

10/1/97    Dublin / San Ramon Rd                  1,119       2,802        3,921          951
10/1/97    Vallejo / Humboldt                       620       2,452        3,072          779
10/1/97    Fremont/Warm Springs                   1,072       4,019        5,091        1,300
10/1/97    Seattle / Stone Way                    1,078       3,358        4,436        1,001
10/1/97    W. Olympia                               209       1,782        1,991          545
10/1/97    Mercer/Parkside Ave                      503       2,854        3,357          843
10/1/97    Bridge Water / Main                      576       3,033        3,609          930
10/1/97    Norwalk / Hoyt Street                  2,794       4,591        7,385        1,547
11/2/97    Lansing                                  730       1,695        2,425          640
11/7/97    Phoenix                                1,197       3,024        4,221        1,048
11/13/97   Tinley Park                            1,422       3,399        4,821        1,132
3/17/98    Houston/De Soto Dr.                      659       1,688        2,347          582
3/17/98    Houston / East Freeway                   593       1,564        2,157          577
3/17/98    Austin/Ben White                         682       1,694        2,376          575
3/17/98    Arlington/E.Pioneer                      922       2,398        3,320          837
3/17/98    Las Vegas/Tropicana                    1,285       3,163        4,448        1,069
3/17/98    Branford / Summit Place                  727       1,888        2,615          647
3/17/98    Las Vegas / Charleston                   791       1,968        2,759          668
3/17/98    So. San Francisco                      1,550       3,837        5,387        1,208
3/17/98    Pasadena / Arroyo Prkwy                3,005       7,266       10,271        2,358
3/17/98    Tempe / E. Broadway                      633       1,736        2,369          594
3/17/98    Phoenix / N. 43rd Ave                    443       1,211        1,654          453
3/17/98    Phoenix/No. 43rd                         380       1,323        1,703          465
3/17/98    Phoenix / Black Canyon                   380       1,040        1,420          398
3/17/98    Phoenix/Black Canyon                     136         512          648          265
3/17/98    Nesconset / Southern                   1,423       3,491        4,914        1,137
4/1/98     St. Louis / Hwy. 141                   1,344       5,407        6,751        1,332
4/1/98     Island Park / Austin                   1,374       3,215        4,589        1,040
4/1/98     Akron / Brittain Rd.                     669       1,657        2,326          490
4/1/98     Patchogue/W.Sunrise                      936       2,353        3,289          812
4/1/98     Havertown/West Chester                 1,249       3,063        4,312        1,027
4/1/98     Schiller Park/River                      568       1,500        2,068          524


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

4/1/98     Chicago / Cuyler                             -        1,400       2,695          220             -
4/1/98     Chicago Heights/West                         -          468       1,804          170             -
4/1/98     Arlington Hts/University                     -          670       3,004           98             -
4/1/98     Cicero / Ogden                               -        1,678       2,266          313             -
4/1/98     Chicago/W. Howard St.                        -          974       2,875          165             -
4/1/98     Chicago/N. Western Ave                       -        1,453       3,205          171             -
4/1/98     Chicago/Northwest Hwy                        -          925       2,412           86             -
4/1/98     Chicago/N. Wells St.                         -        1,446       2,828          103             -
4/1/98     Chicago / Pulaski Rd.                        -        1,276       2,858           82             -
4/1/98     Artesia / Artesia                            -          625       1,419           94             -
4/1/98     Arcadia / Lower Azusa                        -          821       1,369          207             -
4/1/98     Manassas / Centreville                       -          405       2,137          302             -
4/1/98     La Downtwn/10 Fwy                            -        1,608       3,358          242             -
4/1/98     Bellevue / Northup                           -        1,232       3,306          464             -
4/1/98     Hollywood/Cole & Wilshire                    -        1,590       1,785          117             -
4/1/98     Atlanta/John Wesley                          -        1,233       1,665          219             -
4/1/98     Montebello/S. Maple                          -        1,274       2,299          136             -
4/1/98     Lake City/Forest Park                        -          248       1,445          125             -
4/1/98     Baltimore / W. Patap                         -          403       2,650          169             -
4/1/98     Fraser/Groesbeck Hwy                         -          368       1,796           86             -
4/1/98     Vallejo / Mini Drive                         -          560       1,803           83             -
4/1/98     San Diego/54th & Euclid                      -          952       2,550          160             -
4/1/98     Miami / 5th Street                           -        2,327       3,234          209             -
4/1/98     Silver Spring/Hill                           -          922       2,080          157             -
4/1/98     Chicago/E. 95th St.                          -          397       2,357          178             -
4/1/98     Chicago / S. Harlem                          -          791       1,424          113             -
4/1/98     St. Charles /Highway                         -          623       1,501          197             -
4/1/98     Chicago/Burr Ridge Rd.                       -          421       2,165           78             -
4/1/98     Yonkers / Route 9a                           -        1,722       3,823          296             -
4/1/98     Silverlake/Glendale                          -        2,314       5,481          229             -
4/1/98     Chicago/Harlem Ave                           -        1,430       3,038          148             -
4/1/98     Bethesda / Butler Rd                         -        1,146       2,509           77             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

4/1/98     Chicago / Cuyler                       1,400       2,915        4,315        1,012
4/1/98     Chicago Heights/West                     468       1,974        2,442          696
4/1/98     Arlington Hts/University                 670       3,102        3,772        1,076
4/1/98     Cicero / Ogden                         1,678       2,579        4,257        1,013
4/1/98     Chicago/W. Howard St.                    974       3,040        4,014        1,092
4/1/98     Chicago/N. Western Ave                 1,453       3,376        4,829        1,183
4/1/98     Chicago/Northwest Hwy                    925       2,498        3,423          858
4/1/98     Chicago/N. Wells St.                   1,446       2,931        4,377        1,017
4/1/98     Chicago / Pulaski Rd.                  1,276       2,940        4,216        1,002
4/1/98     Artesia / Artesia                        625       1,513        2,138          630
4/1/98     Arcadia / Lower Azusa                    821       1,576        2,397          656
4/1/98     Manassas / Centreville                   405       2,439        2,844        1,023
4/1/98     La Downtwn/10 Fwy                      1,608       3,600        5,208        1,466
4/1/98     Bellevue / Northup                     1,232       3,770        5,002        1,505
4/1/98     Hollywood/Cole & Wilshire              1,590       1,902        3,492          770
4/1/98     Atlanta/John Wesley                    1,233       1,884        3,117          850
4/1/98     Montebello/S. Maple                    1,273       2,436        3,709          981
4/1/98     Lake City/Forest Park                    248       1,570        1,818          647
4/1/98     Baltimore / W. Patap                     402       2,820        3,222        1,136
4/1/98     Fraser/Groesbeck Hwy                     368       1,882        2,250          758
4/1/98     Vallejo / Mini Drive                     560       1,886        2,446          768
4/1/98     San Diego/54th & Euclid                  952       2,710        3,662        1,170
4/1/98     Miami / 5th Street                     2,327       3,443        5,770        1,428
4/1/98     Silver Spring/Hill                       922       2,237        3,159          998
4/1/98     Chicago/E. 95th St.                      397       2,535        2,932        1,111
4/1/98     Chicago / S. Harlem                      791       1,537        2,328          678
4/1/98     St. Charles /Highway                     623       1,698        2,321          741
4/1/98     Chicago/Burr Ridge Rd.                   421       2,243        2,664          985
4/1/98     Yonkers / Route 9a                     1,722       4,119        5,841        1,744
4/1/98     Silverlake/Glendale                    2,314       5,710        8,024        2,418
4/1/98     Chicago/Harlem Ave                     1,430       3,186        4,616        1,366
4/1/98     Bethesda / Butler Rd                   1,146       2,586        3,732        1,081


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

4/1/98     Dundalk / Wise Ave                           -          447       2,005          141             -
4/1/98     St. Louis / Hwy. 141                         -          659       1,628           66             -
4/1/98     Island Park / Austin                         -        2,313       3,015          109             -
4/1/98     Dallas / Kingsly                             -        1,095       1,712          109             -
5/1/98     Berkeley / 2nd St.                           -        1,914       4,466         (70)             -
5/8/98     Cleveland / W. 117th                         -          930       2,277          206             -
5/8/98     La /Venice Blvd                              -        1,470       3,599          137             -
5/8/98     Aurora / Farnsworth                          -          960       2,350          106             -
5/8/98     Santa Rosa / Hopper                          -        1,020       2,497          123             -
5/8/98     Golden Valley / Winn                         -          630       1,542          139             -
5/8/98     St. Louis / Benham                           -          810       1,983          153             -
5/8/98     Chicago / S. Chicago                         -          840       2,057          100             -
10/1/98    El Segundo / Sepulveda                       -        6,586       5,795          223             -
10/1/98    Atlanta / Memorial Dr.                       -          414       2,239          246             -
10/1/98    Chicago / W. 79th St                         -          861       2,789          279             -
10/1/98    Chicago / N. Broadway                        -        1,918       3,824          242             -
10/1/98    Dallas / Greenville                          -        1,933       2,892          116             -
10/1/98    Tacoma / Orchard                             -          358       1,987          147             -
10/1/98    St. Louis / Gravois                          -          312       2,327          140             -
10/1/98    White Bear Lake                              -          578       2,079          196             -
10/1/98    Santa Cruz / Soquel                          -          832       2,385          121             -
10/1/98    Coon Rapids / Hwy 10                         -          330       1,646          124             -
10/1/98    Oxnard / Hueneme Rd                          -          923       3,925          208             -
10/1/98    Vancouver/ Millplain                         -          343       2,000           89             -
10/1/98    Tigard / Mc Ewan                             -          597       1,652           80             -
10/1/98    Griffith / Cline                             -          299       2,118           88             -
10/1/98    Miami / Sunset Drive                         -        1,656       2,321        1,657             -
10/1/98    Farmington / 9 Mile                          -          580       2,526          157             -
10/1/98    Los Gatos / University                       -        2,234       3,890          184             -
10/1/98    N. Hollywood                                 -        1,484       3,143           90             -
10/1/98    Petaluma / Transport                         -          460       1,840        4,901             -
10/1/98    Chicago / 111th                              -          341       2,898        2,277             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

4/1/98     Dundalk / Wise Ave                       447       2,146        2,593          885
4/1/98     St. Louis / Hwy. 141                     659       1,694        2,353          795
4/1/98     Island Park / Austin                   2,313       3,124        5,437        1,460
4/1/98     Dallas / Kingsly                       1,095       1,821        2,916          758
5/1/98     Berkeley / 2nd St.                     1,837       4,473        6,310        1,487
5/8/98     Cleveland / W. 117th                     930       2,483        3,413          868
5/8/98     La /Venice Blvd                        1,470       3,736        5,206        1,180
5/8/98     Aurora / Farnsworth                      960       2,456        3,416          784
5/8/98     Santa Rosa / Hopper                    1,020       2,620        3,640          842
5/8/98     Golden Valley / Winn                     630       1,681        2,311          559
5/8/98     St. Louis / Benham                       810       2,136        2,946          728
5/8/98     Chicago / S. Chicago                     840       2,157        2,997          679
10/1/98    El Segundo / Sepulveda                 6,586       6,018       12,604        1,885
10/1/98    Atlanta / Memorial Dr.                   414       2,485        2,899          828
10/1/98    Chicago / W. 79th St                     861       3,068        3,929        1,082
10/1/98    Chicago / N. Broadway                  1,917       4,067        5,984        1,308
10/1/98    Dallas / Greenville                    1,933       3,008        4,941          958
10/1/98    Tacoma / Orchard                         358       2,134        2,492          684
10/1/98    St. Louis / Gravois                      312       2,467        2,779          821
10/1/98    White Bear Lake                          578       2,275        2,853          729
10/1/98    Santa Cruz / Soquel                      832       2,506        3,338          809
10/1/98    Coon Rapids / Hwy 10                     330       1,770        2,100          572
10/1/98    Oxnard / Hueneme Rd                      923       4,133        5,056        1,301
10/1/98    Vancouver/ Millplain                     342       2,090        2,432          677
10/1/98    Tigard / Mc Ewan                         597       1,732        2,329          571
10/1/98    Griffith / Cline                         299       2,206        2,505          686
10/1/98    Miami / Sunset Drive                   2,267       3,367        5,634          919
10/1/98    Farmington / 9 Mile                      580       2,683        3,263          836
10/1/98    Los Gatos / University                 2,234       4,074        6,308        1,286
10/1/98    N. Hollywood                           1,484       3,233        4,717        1,002
10/1/98    Petaluma / Transport                     857       6,344        7,201        1,338
10/1/98    Chicago / 111th                          431       5,085        5,516        1,212


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

10/1/98    Upper Darby / Market                         -          808       5,011          198             -
10/1/98    San Jose / Santa                             -          966       3,870          105             -
10/1/98    San Diego / Morena                           -        3,173       5,469          190             -
10/1/98    Brooklyn /Rockaway Ave                       -        6,272       9,691          517             -
10/1/98    Revere / Charger St                          -        1,997       3,727          297             -
10/1/98    Las Vegas / E. Charles                       -          602       2,545          259             -
10/1/98    Laurel / Baltimore Ave                       -        1,899       4,498          201             -
10/1/98    East La/Figueroa & 4th                       -        1,213       2,689           72             -
10/1/98    Oldsmar / Tampa Road                         -          760       2,154        2,760             -
10/1/98    Ft. Lauderdale /S.W.                         -        1,046       2,928          125             -
10/1/98    Miami / Nw 73rd St                           -        1,050       3,064           42             -
12/9/98    Miami / Nw 115th Ave                         -        1,095       2,349        4,807             -
1/1/99     New Orleans/St.Charles                       -        1,463       2,634        (432)             -
1/6/99     Brandon / E. Brandon Blvd                    -        1,560       3,695           62             -
3/12/99    St. Louis / N. Lindbergh Blvd.               -        1,688       3,939          352             -
3/12/99    St. Louis /Vandeventer Midtown               -          699       1,631          163             -
3/12/99    St. Ann / Maryland Heights                   -        1,035       2,414          297             -
3/12/99    Florissant / N. Hwy 67                       -          971       2,265          273             -
3/12/99    Ferguson Area-W.Florissant                   -        1,194       2,732          425             -
3/12/99    Florissant / New Halls Ferry Rd              -        1,144       2,670          351             -
3/12/99    St. Louis / Airport                          -          785       1,833          248             -
3/12/99    St. Louis/ S.Third St                        -        1,096       2,557          110             -
3/12/99    Kansas City / E. 47th St.                    -          610       1,424          172             -
3/12/99    Kansas City /E. 67th Terrace                 -        1,136       2,643          180             -
3/12/99    Kansas City / James A. Reed Rd               -          749       1,748          100             -
3/12/99    Independence / 291                           -          871       2,032          150             -
3/12/99    Raytown / Woodson Rd                         -          915       2,134          106             -
3/12/99    Kansas City / 34th Main Street               -          114       2,599          606             -
3/12/99    Columbia / River Dr                          -          671       1,566          278             -
3/12/99    Columbia / Buckner Rd                        -          714       1,665          345             -
3/12/99    Columbia / Decker Park Rd                    -          605       1,412          117             -
3/12/99    Columbia / Rosewood Dr                       -          777       1,814           97             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                         Gross Carrying Amount
                                                  n       At December 31, 2005
   Date                                             --------------------------------    Accumulated
 Acquired              Description                    Land     Buildings      Total    Depreciation
---------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

10/1/98    Upper Darby / Market                      808       5,209        6,017        1,645
10/1/98    San Jose / Santa                          966       3,975        4,941        1,254
10/1/98    San Diego / Morena                      3,173       5,659        8,832        1,752
10/1/98    Brooklyn /Rockaway Ave                  6,272      10,208       16,480        3,259
10/1/98    Revere / Charger St                     1,997       4,024        6,021        1,321
10/1/98    Las Vegas / E. Charles                    602       2,804        3,406          926
10/1/98    Laurel / Baltimore Ave                  1,899       4,699        6,598        1,505
10/1/98    East La/Figueroa & 4th                  1,213       2,761        3,974          862
10/1/98    Oldsmar / Tampa Road                    1,049       4,625        5,674        1,188
10/1/98    Ft. Lauderdale /S.W.                    1,046       3,053        4,099          951
10/1/98    Miami / Nw 73rd St                      1,050       3,106        4,156          982
12/9/98    Miami / Nw 115th Ave                    1,178       7,073        8,251          788
1/1/99     New Orleans/St.Charles                  1,039       2,626        3,665          741
1/6/99     Brandon / E. Brandon Blvd               1,560       3,757        5,317          975
3/12/99    St. Louis / N. Lindbergh Blvd.          1,688       4,291        5,979        1,276
3/12/99    St. Louis /Vandeventer Midtown            699       1,794        2,493          546
3/12/99    St. Ann / Maryland Heights              1,035       2,711        3,746          795
3/12/99    Florissant / N. Hwy 67                    971       2,538        3,509          768
3/12/99    Ferguson Area-W.Florissant              1,178       3,173        4,351        1,002
3/12/99    Florissant / New Halls Ferry Rd         1,144       3,021        4,165          948
3/12/99    St. Louis / Airport                       785       2,081        2,866          612
3/12/99    St. Louis/ S.Third St                   1,096       2,667        3,763          769
3/12/99    Kansas City / E. 47th St.                 610       1,596        2,206          493
3/12/99    Kansas City /E. 67th Terrace            1,134       2,825        3,959          797
3/12/99    Kansas City / James A. Reed Rd            749       1,848        2,597          549
3/12/99    Independence / 291                        871       2,182        3,053          644
3/12/99    Raytown / Woodson Rd                      915       2,240        3,155          657
3/12/99    Kansas City / 34th Main Street            114       3,205        3,319        1,113
3/12/99    Columbia / River Dr                       671       1,844        2,515          572
3/12/99    Columbia / Buckner Rd                     714       2,010        2,724          709
3/12/99    Columbia / Decker Park Rd                 605       1,529        2,134          487
3/12/99    Columbia / Rosewood Dr                    777       1,911        2,688          581


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

3/12/99    W. Columbia / Orchard Dr.                    -          272         634          152             -
3/12/99    W. Columbia / Airport Blvd                   -          493       1,151          128             -
3/12/99    Greenville / Whitehorse Rd                   -          882       2,058          124             -
3/12/99    Greenville / Woods Lake Rd                   -          364         849          130             -
3/12/99    Mauldin / N. Main Street                     -          571       1,333          140             -
3/12/99    Simpsonville / Grand View Dr                 -          582       1,358          126             -
3/12/99    Taylors / Wade Hampton Blvd                  -          650       1,517          126             -
3/12/99    Charleston/Ashley Phosphate                  -          839       1,950          183             -
3/12/99    N. Charleston / Dorchester Rd                -          380         886          134             -
3/12/99    N. Charleston / Dorchester                   -          487       1,137          156             -
3/12/99    Charleston / Sam Rittenberg Blvd             -          555       1,296          106             -
3/12/99    Hilton Head / Office Park Rd                 -        1,279       2,985          148             -
3/12/99    Columbia / Plumbers Rd                       -          368         858          146             -
3/12/99    Greenville / Pineknoll Rd                    -          927       2,163          206             -
3/12/99    Hilton Head / Yacht Cove Dr                  -        1,182       2,753          228             -
3/12/99    Spartanburg / Chesnee Hwy                    -          533       1,244          299             -
3/12/99    Charleston / Ashley River Rd                 -        1,114       2,581          185             -
3/12/99    Columbia / Broad River                       -        1,463       3,413          279             -
3/12/99    Charlotte / East Wt Harris Blvd              -          736       1,718          115             -
3/12/99    Charlotte / North Tryon St.                  -          708       1,653          580             -
3/12/99    Charlotte / South Blvd                       -          641       1,496          144             -
3/12/99    Kannapolis / Oregon St                       -          463       1,081          113             -
3/12/99    Durham / E. Club Blvd                        -          947       2,209          150             -
3/12/99    Durham / N. Duke St.                         -          769       1,794          131             -
3/12/99    Raleigh / Maitland Dr                        -          679       1,585          141             -
3/12/99    Greensboro / O'henry Blvd                    -          577       1,345          213             -
3/12/99    Gastonia / S. York Rd                        -          467       1,089          123             -
3/12/99    Durham / Kangaroo Dr.                        -        1,102       2,572          419             -
3/12/99    Pensacola / Brent Lane                       -          402         938        (151)             -
3/12/99    Pensacola / Creighton Road                   -          454       1,060           69             -
3/12/99    Jacksonville / Park Avenue                   -          905       2,113          149             -
3/12/99    Jacksonville / Phillips Hwy                  -          665       1,545          227             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

3/12/99    W. Columbia / Orchard Dr.                272         786        1,058          278
3/12/99    W. Columbia / Airport Blvd               493       1,279        1,772          398
3/12/99    Greenville / Whitehorse Rd               882       2,182        3,064          649
3/12/99    Greenville / Woods Lake Rd               364         979        1,343          322
3/12/99    Mauldin / N. Main Street                 571       1,473        2,044          480
3/12/99    Simpsonville / Grand View Dr             574       1,492        2,066          472
3/12/99    Taylors / Wade Hampton Blvd              650       1,643        2,293          515
3/12/99    Charleston/Ashley Phosphate              823       2,149        2,972          698
3/12/99    N. Charleston / Dorchester Rd            380       1,020        1,400          324
3/12/99    N. Charleston / Dorchester               487       1,293        1,780          425
3/12/99    Charleston / Sam Rittenberg Blvd         555       1,402        1,957          444
3/12/99    Hilton Head / Office Park Rd           1,279       3,133        4,412          908
3/12/99    Columbia / Plumbers Rd                   368       1,004        1,372          331
3/12/99    Greenville / Pineknoll Rd                927       2,369        3,296          741
3/12/99    Hilton Head / Yacht Cove Dr            1,180       2,983        4,163          894
3/12/99    Spartanburg / Chesnee Hwy                533       1,543        2,076          554
3/12/99    Charleston / Ashley River Rd           1,108       2,772        3,880          817
3/12/99    Columbia / Broad River                 1,463       3,692        5,155        1,135
3/12/99    Charlotte / East Wt Harris Blvd          736       1,833        2,569          559
3/12/99    Charlotte / North Tryon St.              708       2,233        2,941          626
3/12/99    Charlotte / South Blvd                   641       1,640        2,281          516
3/12/99    Kannapolis / Oregon St                   463       1,194        1,657          378
3/12/99    Durham / E. Club Blvd                    947       2,359        3,306          703
3/12/99    Durham / N. Duke St.                     769       1,925        2,694          587
3/12/99    Raleigh / Maitland Dr                    679       1,726        2,405          539
3/12/99    Greensboro / O'henry Blvd                577       1,558        2,135          542
3/12/99    Gastonia / S. York Rd                    467       1,212        1,679          404
3/12/99    Durham / Kangaroo Dr.                  1,102       2,991        4,093          918
3/12/99    Pensacola / Brent Lane                   229         960        1,189          296
3/12/99    Pensacola / Creighton Road               454       1,129        1,583          381
3/12/99    Jacksonville / Park Avenue               905       2,262        3,167          693
3/12/99    Jacksonville / Phillips Hwy              663       1,774        2,437          570


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

3/12/99    Clearwater / Highland Ave                    -          724       1,690          256             -
3/12/99    Tarpon Springs / Us Highway 19               -          892       2,081          181             -
3/12/99    Orlando /S. Orange Blossom Trail             -        1,229       2,867          142             -
3/12/99    Casselberry Ii                               -        1,160       2,708          171             -
3/12/99    Miami / Nw 14th Street                       -        1,739       4,058          131             -
3/12/99    Tarpon Springs / Highway 19                  -        1,179       2,751          341             -
3/12/99    Ft. Myers / Tamiami Trail South              -          834       1,945        (266)             -
3/12/99    Jacksonville / Ft. Caroline Rd.              -        1,037       2,420          174             -
3/12/99    Orlando / South Semoran                      -          565       1,319           40             -
3/12/99    Jacksonville / Southside Blvd.               -        1,278       2,982          245             -
3/12/99    Miami / Nw 7th Ave                           -          783       1,827          138             -
3/12/99    Vero Beach / Us Hwy 1                        -          678       1,583           60             -
3/12/99    Ponte Vedra / Palm Valley Rd.                -          745       2,749          505             -
3/12/99    Miami Lakes / Nw 153rd St.                   -          425         992           59             -
3/12/99    Deerfield Beach / Sw 10th St.                -        1,844       4,302           76             -
3/12/99    Apopka / S. Orange Blossom                   -          307         717          145             -
3/12/99    Davie / University                           -          313       4,379          128             -
3/12/99    Arlington / Division                         -          998       2,328           84             -
3/12/99    Duncanville/S.Cedar Ridge                    -        1,477       3,447          222             -
3/12/99    Carrollton / Trinity Mills West              -          530       1,237           88             -
3/12/99    Houston / Wallisville Rd.                    -          744       1,736           75             -
3/12/99    Houston / Fondren South                      -          647       1,510          128             -
3/12/99    Houston / Addicks Satsuma                    -          409         954          126             -
3/12/99    Addison / Inwood Road                        -        1,204       2,808           65             -
3/12/99    Garland / Jackson Drive                      -          755       1,761           77             -
3/12/99    Garland / Buckingham Road                    -          492       1,149          114             -
3/12/99    Houston / South Main                         -        1,461       3,409          200             -
3/12/99    Plano / Parker Road-Avenue K                 -        1,517       3,539          157             -
3/12/99    Houston / Bingle Road                        -          576       1,345          127             -
3/12/99    Houston / Mangum Road                        -          737       1,719          246             -
3/12/99    Houston / Hayes Road                         -          916       2,138          121             -
3/12/99    Katy / Dominion Drive                        -          995       2,321           52             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

3/12/99    Clearwater / Highland Ave                724       1,946        2,670          581
3/12/99    Tarpon Springs / Us Highway 19           892       2,262        3,154          709
3/12/99    Orlando /S. Orange Blossom Trail       1,229       3,009        4,238          907
3/12/99    Casselberry Ii                         1,160       2,879        4,039          849
3/12/99    Miami / Nw 14th Street                 1,739       4,189        5,928        1,221
3/12/99    Tarpon Springs / Highway 19            1,179       3,092        4,271          888
3/12/99    Ft. Myers / Tamiami Trail South          834       1,679        2,513          431
3/12/99    Jacksonville / Ft. Caroline Rd.        1,037       2,594        3,631          809
3/12/99    Orlando / South Semoran                  565       1,359        1,924          393
3/12/99    Jacksonville / Southside Blvd.         1,278       3,227        4,505          994
3/12/99    Miami / Nw 7th Ave                       783       1,965        2,748          624
3/12/99    Vero Beach / Us Hwy 1                    678       1,643        2,321          486
3/12/99    Ponte Vedra / Palm Valley Rd.            745       3,254        3,999        1,021
3/12/99    Miami Lakes / Nw 153rd St.               425       1,051        1,476          326
3/12/99    Deerfield Beach / Sw 10th St.          1,844       4,378        6,222        1,241
3/12/99    Apopka / S. Orange Blossom               307         862        1,169          288
3/12/99    Davie / University                       313       4,507        4,820        1,274
3/12/99    Arlington / Division                     997       2,413        3,410          693
3/12/99    Duncanville/S.Cedar Ridge              1,477       3,669        5,146        1,109
3/12/99    Carrollton / Trinity Mills West          530       1,325        1,855          413
3/12/99    Houston / Wallisville Rd.                744       1,811        2,555          536
3/12/99    Houston / Fondren South                  647       1,638        2,285          482
3/12/99    Houston / Addicks Satsuma                409       1,080        1,489          341
3/12/99    Addison / Inwood Road                  1,204       2,873        4,077          815
3/12/99    Garland / Jackson Drive                  755       1,838        2,593          538
3/12/99    Garland / Buckingham Road                492       1,263        1,755          411
3/12/99    Houston / South Main                   1,461       3,609        5,070        1,021
3/12/99    Plano / Parker Road-Avenue K           1,517       3,696        5,213        1,086
3/12/99    Houston / Bingle Road                    576       1,472        2,048          461
3/12/99    Houston / Mangum Road                    737       1,965        2,702          603
3/12/99    Houston / Hayes Road                     916       2,259        3,175          657
3/12/99    Katy / Dominion Drive                    995       2,373        3,368          677


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

3/12/99    Houston / Fm 1960 West                       -          513       1,198          131             -
3/12/99    Webster / Fm 528 Road                        -          756       1,764           82             -
3/12/99    Houston / Loch Katrine Lane                  -          580       1,352          139             -
3/12/99    Houston / Milwee St.                         -          779       1,815          170             -
3/12/99    Lewisville / Highway 121                     -          688       1,605           93             -
3/12/99    Richardson / Central Expressway              -          465       1,085           99             -
3/12/99    Houston / Hwy 6 South                        -          569       1,328           67             -
3/12/99    Houston / Westheimer West                    -        1,075       2,508           48             -
3/12/99    Ft. Worth / Granbury Road                    -          763       1,781           63             -
3/12/99    Houston / New Castle                         -        2,346       5,473        1,291             -
3/12/99    Dallas / Inwood Road                         -        1,478       3,448          114             -
3/12/99    Fort Worth / Loop 820 North                  -          729       1,702          117             -
3/12/99    Arlington / Cooper St                        -          779       1,818           80             -
3/12/99    Webster / Highway 3                          -          677       1,580           74             -
3/12/99    Augusta / Peach Orchard Rd                   -          860       2,007          299             -
3/12/99    Martinez / Old Petersburg Rd                 -          407         950          149             -
3/12/99    Jonesboro / Tara Blvd                        -          785       1,827          284             -
3/12/99    Atlanta / Briarcliff Rd                      -        2,171       5,066          251             -
3/12/99    Decatur / N Decatur Rd                       -          933       2,177          261             -
3/12/99    Douglasville / Westmoreland                  -          453       1,056          216             -
3/12/99    Doraville / Mcelroy Rd                       -          827       1,931          247             -
3/12/99    Roswell / Alpharetta                         -        1,772       4,135          198             -
3/12/99    Douglasville / Duralee Lane                  -          533       1,244          160             -
3/12/99    Douglasville / Highway 5                     -          804       1,875          466             -
3/12/99    Forest Park / Jonesboro                      -          659       1,537          199             -
3/12/99    Marietta / Whitlock                          -        1,016       2,370          198             -
3/12/99    Marietta / Cobb                              -          727       1,696          478             -
3/12/99    Norcross / Jones Mill Rd                     -        1,142       2,670          186             -
3/12/99    Norcross / Dawson Blvd                       -        1,232       2,874          388             -
3/12/99    Forest Park / Old Dixie Hwy                  -          895       2,070          353             -
3/12/99    Decatur / Covington                          -        1,764       4,116          142             -
3/12/99    Alpharetta / Maxwell Rd                      -        1,075       2,509          139             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

3/12/99    Houston / Fm 1960 West                   513       1,329        1,842          415
3/12/99    Webster / Fm 528 Road                    756       1,846        2,602          548
3/12/99    Houston / Loch Katrine Lane              580       1,491        2,071          436
3/12/99    Houston / Milwee St.                     778       1,986        2,764          618
3/12/99    Lewisville / Highway 121                 688       1,698        2,386          513
3/12/99    Richardson / Central Expressway          465       1,184        1,649          371
3/12/99    Houston / Hwy 6 South                    569       1,395        1,964          406
3/12/99    Houston / Westheimer West              1,075       2,556        3,631          726
3/12/99    Ft. Worth / Granbury Road                763       1,844        2,607          534
3/12/99    Houston / New Castle                   2,346       6,764        9,110        1,779
3/12/99    Dallas / Inwood Road                   1,478       3,562        5,040        1,003
3/12/99    Fort Worth / Loop 820 North              729       1,819        2,548          546
3/12/99    Arlington / Cooper St                    779       1,898        2,677          546
3/12/99    Webster / Highway 3                      677       1,654        2,331          492
3/12/99    Augusta / Peach Orchard Rd               860       2,306        3,166          809
3/12/99    Martinez / Old Petersburg Rd             407       1,099        1,506          362
3/12/99    Jonesboro / Tara Blvd                    784       2,112        2,896          687
3/12/99    Atlanta / Briarcliff Rd                2,171       5,317        7,488        1,576
3/12/99    Decatur / N Decatur Rd                   933       2,438        3,371          728
3/12/99    Douglasville / Westmoreland              453       1,272        1,725          458
3/12/99    Doraville / Mcelroy Rd                   827       2,178        3,005          723
3/12/99    Roswell / Alpharetta                   1,772       4,333        6,105        1,252
3/12/99    Douglasville / Duralee Lane              533       1,404        1,937          441
3/12/99    Douglasville / Highway 5                 804       2,341        3,145          884
3/12/99    Forest Park / Jonesboro                  659       1,736        2,395          575
3/12/99    Marietta / Whitlock                    1,016       2,568        3,584          777
3/12/99    Marietta / Cobb                          727       2,174        2,901          665
3/12/99    Norcross / Jones Mill Rd               1,142       2,856        3,998          870
3/12/99    Norcross / Dawson Blvd                 1,232       3,262        4,494          984
3/12/99    Forest Park / Old Dixie Hwy              889       2,429        3,318          777
3/12/99    Decatur / Covington                    1,764       4,258        6,022        1,231
3/12/99    Alpharetta / Maxwell Rd                1,075       2,648        3,723          764


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

3/12/99    Alpharetta / N. Main St                      -        1,240       2,893          108             -
3/12/99    Atlanta / Bolton Rd                          -          866       2,019          178             -
3/12/99    Riverdale / Georgia Hwy 85                   -        1,075       2,508          175             -
3/12/99    Kennesaw / Rutledge Road                     -          803       1,874          251             -
3/12/99    Lawrenceville / Buford Dr.                   -          256         597           84             -
3/12/99    Hanover Park / W. Lake Street                -        1,320       3,081          180             -
3/12/99    Chicago / W. Jarvis Ave                      -          313         731           79             -
3/12/99    Chicago / N. Broadway St                     -          535       1,249          225             -
3/12/99    Carol Stream / Phillips Court                -          829       1,780          100             -
3/12/99    Winfield / Roosevelt Road                    -        1,109       2,587          118             -
3/12/99    Schaumburg / S. Roselle Road                 -          659       1,537          101             -
3/12/99    Tinley Park / Brennan Hwy                    -          771       1,799          174             -
3/12/99    Schaumburg / Palmer Drive                    -        1,333       3,111          157             -
3/12/99    Mobile / Hillcrest Road                      -          554       1,293          144             -
3/12/99    Mobile / Azalea Road                         -          517       1,206          156             -
3/12/99    Mobile / Moffat Road                         -          537       1,254          120             -
3/12/99    Mobile / Grelot Road                         -          804       1,877          176             -
3/12/99    Mobile / Government Blvd                     -          407         950          116             -
3/12/99    New Orleans / Tchoupitoulas                  -        1,092       2,548          173             -
3/12/99    Louisville / Breckenridge Lane               -          581       1,356          103             -
3/12/99    Louisville                                   -          554       1,292          134             -
3/12/99    Louisville / Poplar Level                    -          463       1,080          147             -
3/12/99    Chesapeake / Western Branch                  -        1,274       2,973          195             -
3/12/99    Centreville / Lee Hwy                        -        1,650       3,851          190             -
3/12/99    Sterling / S. Sterling Blvd                  -        1,282       2,992          186             -
3/12/99    Manassas / Sudley Road                       -          776       1,810          214             -
3/12/99    Longmont / Wedgewood Ave                     -          717       1,673           90             -
3/12/99    Fort Collins / So.College Ave                -          745       1,739          142             -
3/12/99    Colo Sprngs / Parkmoor Village               -          620       1,446          177             -
3/12/99    Colo Sprngs / Van Teylingen                  -        1,216       2,837          192             -
3/12/99    Denver / So. Clinton St.                     -          462       1,609           93             -
3/12/99    Denver / Washington St.                      -          795       1,846          395             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

3/12/99    Alpharetta / N. Main St                1,240       3,001        4,241          860
3/12/99    Atlanta / Bolton Rd                      865       2,198        3,063          673
3/12/99    Riverdale / Georgia Hwy 85             1,075       2,683        3,758          778
3/12/99    Kennesaw / Rutledge Road                 803       2,125        2,928          683
3/12/99    Lawrenceville / Buford Dr.               256         681          937          228
3/12/99    Hanover Park / W. Lake Street          1,320       3,261        4,581          947
3/12/99    Chicago / W. Jarvis Ave                  313         810        1,123          271
3/12/99    Chicago / N. Broadway St                 535       1,474        2,009          521
3/12/99    Carol Stream / Phillips Court            783       1,926        2,709          537
3/12/99    Winfield / Roosevelt Road              1,109       2,705        3,814          795
3/12/99    Schaumburg / S. Roselle Road             659       1,638        2,297          496
3/12/99    Tinley Park / Brennan Hwy                771       1,973        2,744          608
3/12/99    Schaumburg / Palmer Drive              1,333       3,268        4,601          943
3/12/99    Mobile / Hillcrest Road                  554       1,437        1,991          464
3/12/99    Mobile / Azalea Road                     517       1,362        1,879          444
3/12/99    Mobile / Moffat Road                     537       1,374        1,911          444
3/12/99    Mobile / Grelot Road                     804       2,053        2,857          619
3/12/99    Mobile / Government Blvd                 407       1,066        1,473          340
3/12/99    New Orleans / Tchoupitoulas            1,092       2,721        3,813          869
3/12/99    Louisville / Breckenridge Lane           581       1,459        2,040          440
3/12/99    Louisville                               554       1,426        1,980          459
3/12/99    Louisville / Poplar Level                463       1,227        1,690          411
3/12/99    Chesapeake / Western Branch            1,274       3,168        4,442          941
3/12/99    Centreville / Lee Hwy                  1,636       4,055        5,691        1,187
3/12/99    Sterling / S. Sterling Blvd            1,282       3,178        4,460          941
3/12/99    Manassas / Sudley Road                   776       2,024        2,800          627
3/12/99    Longmont / Wedgewood Ave                 717       1,763        2,480          512
3/12/99    Fort Collins / So.College Ave            745       1,881        2,626          570
3/12/99    Colo Sprngs / Parkmoor Village           620       1,623        2,243          484
3/12/99    Colo Sprngs / Van Teylingen            1,216       3,029        4,245          894
3/12/99    Denver / So. Clinton St.                 462       1,702        2,164          492
3/12/99    Denver / Washington St.                  792       2,244        3,036          662


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

3/12/99    Colo Sprngs / Centennial Blvd                -        1,352       3,155           94             -
3/12/99    Colo Sprngs / Astrozon Court                 -          810       1,889          152             -
3/12/99    Arvada / 64th Ave                            -          671       1,566           96             -
3/12/99    Golden / Simms Street                        -          918       2,143          339             -
3/12/99    Lawrence / Haskell Ave                       -          636       1,484          157             -
3/12/99    Overland Park / Hemlock St                   -        1,168       2,725          132             -
3/12/99    Lenexa / Long St.                            -          720       1,644           42             -
3/12/99    Shawnee / Hedge Lane Terrace                 -          570       1,331          149             -
3/12/99    Mission / Foxridge Dr                        -        1,657       3,864          178             -
3/12/99    Milwaukee / W. Dean Road                     -        1,362       3,163          538             -
3/12/99    Columbus / Morse Road                        -        1,415       3,302          556             -
3/12/99    Milford / Branch Hill                        -          527       1,229        2,416             -
3/12/99    Fairfield / Dixie                            -          519       1,211          113             -
3/12/99    Cincinnati / Western Hills                   -          758       1,769          220             -
3/12/99    Austin / N. Mopac Expressway                 -          865       2,791           75             -
3/12/99    Atlanta / Dunwoody Place                     -        1,410       3,296          256             -
3/12/99    Kennedale/Bowman Sprgs                       -          425         991           69             -
3/12/99    Colo Sprngs/N.Powers                         -        1,124       2,622          204             -
3/12/99    St. Louis/S. Third St                        -          206         480           15             -
3/12/99    Orlando / L.B. Mcleod Road                   -          521       1,217           61             -
3/12/99    Jacksonville / Roosevelt Blvd.               -          851       1,986          301             -
3/12/99    Miami-Kendall / Sw 84th Street               -          935       2,180          126             -
3/12/99    North Miami Beach / 69th St                  -        1,594       3,720          193             -
3/12/99    Miami Beach / Dade Blvd                      -          962       2,245          283             -
3/12/99    Chicago / N. Natchez Ave                     -        1,684       3,930          266             -
3/12/99    Chicago / W. Cermak Road                     -        1,294       3,019          608             -
3/12/99    Kansas City / State Ave                      -          645       1,505          209             -
3/12/99    Lenexa / Santa Fe Trail Road                 -          713       1,663          186             -
3/12/99    Waukesha / Foster Court                      -          765       1,785          167             -
3/12/99    River Grove / N. 5th Ave.                    -        1,094       2,552           30             -
3/12/99    St. Charles / E. Main St.                    -          951       2,220        (292)             -
3/12/99    Chicago / West 47th St.                      -          705       1,645           72             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross CArrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

3/12/99    Colo Sprngs / Centennial Blvd          1,352       3,249        4,601          920
3/12/99    Colo Sprngs / Astrozon Court             810       2,041        2,851          632
3/12/99    Arvada / 64th Ave                        671       1,662        2,333          500
3/12/99    Golden / Simms Street                    918       2,482        3,400          784
3/12/99    Lawrence / Haskell Ave                   636       1,641        2,277          495
3/12/99    Overland Park / Hemlock St             1,168       2,857        4,025          827
3/12/99    Lenexa / Long St.                        709       1,697        2,406          482
3/12/99    Shawnee / Hedge Lane Terrace             570       1,480        2,050          453
3/12/99    Mission / Foxridge Dr                  1,656       4,043        5,699        1,176
3/12/99    Milwaukee / W. Dean Road               1,357       3,706        5,063        1,199
3/12/99    Columbus / Morse Road                  1,415       3,858        5,273        1,193
3/12/99    Milford / Branch Hill                    527       3,645        4,172          811
3/12/99    Fairfield / Dixie                        519       1,324        1,843          397
3/12/99    Cincinnati / Western Hills               758       1,989        2,747          635
3/12/99    Austin / N. Mopac Expressway             865       2,866        3,731          758
3/12/99    Atlanta / Dunwoody Place               1,390       3,572        4,962        1,053
3/12/99    Kennedale/Bowman Sprgs                   425       1,060        1,485          323
3/12/99    Colo Sprngs/N.Powers                   1,124       2,826        3,950          866
3/12/99    St. Louis/S. Third St                    206         495          701          141
3/12/99    Orlando / L.B. Mcleod Road               521       1,278        1,799          376
3/12/99    Jacksonville / Roosevelt Blvd.           851       2,287        3,138          794
3/12/99    Miami-Kendall / Sw 84th Street           935       2,306        3,241          717
3/12/99    North Miami Beach / 69th St            1,594       3,913        5,507        1,162
3/12/99    Miami Beach / Dade Blvd                  962       2,528        3,490          794
3/12/99    Chicago / N. Natchez Ave               1,684       4,196        5,880        1,214
3/12/99    Chicago / W. Cermak Road               1,294       3,627        4,921        1,267
3/12/99    Kansas City / State Ave                  645       1,714        2,359          557
3/12/99    Lenexa / Santa Fe Trail Road             713       1,849        2,562          559
3/12/99    Waukesha / Foster Court                  765       1,952        2,717          579
3/12/99    River Grove / N. 5th Ave.              1,034       2,642        3,676        1,001
3/12/99    St. Charles / E. Main St.                802       2,077        2,879          847
3/12/99    Chicago / West 47th St.                  705       1,717        2,422          497


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

3/12/99    Carol Stream / S. Main Place                 -        1,320       3,079          186             -
3/12/99    Carpentersville /N. Western Ave              -          911       2,120          144             -
3/12/99    Elgin / E. Chicago St.                       -          570       2,163          103             -
3/12/99    Elgin / Big Timber Road                      -        1,347       3,253          253             -
3/12/99    Chicago / S. Pulaski Road                    -          458       2,118          300             -
3/12/99    Aurora / Business 30                         -          900       2,097          153             -
3/12/99    Streamwood / Old Church Road                 -          855       1,991           78             -
3/12/99    Mt. Prospect / Central Road                  -          802       1,847          213             -
3/12/99    Geneva / Gary Ave                            -        1,072       2,501           76             -
3/12/99    Naperville / Lasalle Ave                     -        1,501       3,502          121             -
3/31/99    Forest Park                                  -          270       3,378        3,862             -
4/1/99     Fresno                                       -           44         206        (241)           804
5/1/99     Stockton                                     -          151         402        (256)         2,017
6/30/99    Winter Park/N. Semor                         -          342         638          331           728
6/30/99    N. Richland Hills                            -          455         769          278           832
6/30/99    Rolling Meadows/Lois                         -          441         849          371           898
6/30/99    Gresham/Burnside                             -          354         544          207           627
6/30/99    Jacksonville/University                      -          211         741          244           700
6/30/99    Irving/W. Airport                            -          419         960          216           857
6/30/99    Houston/Highway 6 So.                        -          751       1,006        1,001         1,057
6/30/99    Concord/Arnold                               -          827       1,553          484         1,874
6/30/99    Rockville/Gude Drive                         -          602         768          389           880
6/30/99    Bradenton/Cortez Road                        -          476         885          382           906
6/30/99    San Antonio/Nw Loop                          -          511         786          209           855
6/30/99    Anaheim / La Palma                           -        1,378         851          217         1,221
6/30/99    Spring Valley/Sweetwater                     -          271         380        5,058           416
6/30/99    Ft. Myers/Tamiami                            -          948         962          325         1,208
6/30/99    Littleton/Centennial                         -          421         804          301           812
6/30/99    Newark/Cedar Blvd                            -          729         971          325         1,067
6/30/99    Falls Church/Columbia                        -          901         975          327         1,141
6/30/99    Fairfax / Lee Highway                        -          586       1,078          346         1,106
6/30/99    Wheat Ridge / W. 44th                        -          480         789          271           831


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

3/12/99    Carol Stream / S. Main Place           1,320       3,265        4,585          995
3/12/99    Carpentersville /N. Western Ave          909       2,266        3,175          679
3/12/99    Elgin / E. Chicago St.                   570       2,266        2,836          638
3/12/99    Elgin / Big Timber Road                1,347       3,506        4,853        1,104
3/12/99    Chicago / S. Pulaski Road                458       2,418        2,876          664
3/12/99    Aurora / Business 30                     899       2,251        3,150          683
3/12/99    Streamwood / Old Church Road             854       2,070        2,924          591
3/12/99    Mt. Prospect / Central Road              795       2,067        2,862          654
3/12/99    Geneva / Gary Ave                      1,072       2,577        3,649          747
3/12/99    Naperville / Lasalle Ave               1,501       3,623        5,124        1,054
3/31/99    Forest Park                              270       7,240        7,510        2,368
4/1/99     Fresno                                   193         620          813          177
5/1/99     Stockton                                 590       1,724        2,314          498
6/30/99    Winter Park/N. Semor                     427       1,612        2,039          427
6/30/99    N. Richland Hills                        569       1,765        2,334          520
6/30/99    Rolling Meadows/Lois                     551       2,008        2,559          597
6/30/99    Gresham/Burnside                         441       1,291        1,732          368
6/30/99    Jacksonville/University                  263       1,633        1,896          483
6/30/99    Irving/W. Airport                        524       1,928        2,452          530
6/30/99    Houston/Highway 6 So.                    937       2,878        3,815          852
6/30/99    Concord/Arnold                         1,031       3,707        4,738        1,146
6/30/99    Rockville/Gude Drive                     751       1,888        2,639          557
6/30/99    Bradenton/Cortez Road                    594       2,055        2,649          607
6/30/99    San Antonio/Nw Loop                      638       1,723        2,361          470
6/30/99    Anaheim / La Palma                     1,720       1,947        3,667          499
6/30/99    Spring Valley/Sweetwater                 356       5,769        6,125          544
6/30/99    Ft. Myers/Tamiami                      1,184       2,259        3,443          605
6/30/99    Littleton/Centennial                     526       1,812        2,338          522
6/30/99    Newark/Cedar Blvd                        910       2,182        3,092          594
6/30/99    Falls Church/Columbia                  1,126       2,218        3,344          622
6/30/99    Fairfax / Lee Highway                    732       2,384        3,116          689
6/30/99    Wheat Ridge / W. 44th                    599       1,772        2,371          525


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

6/30/99    Huntington Bch/Gotham                        -          952         890          322         1,130
6/30/99    Fort Worth/McCart                            -          372         942          180           703
6/30/99    San Diego/Clairemont                         -        1,601       2,035          412         2,034
6/30/99    Houston/Millridge N.                         -        1,160       1,983          281         2,433
6/30/99    Woodbridge/Jefferson                         -          840       1,689          296         1,446
6/30/99    Mountainside                                 -        1,260       1,237          337         1,523
6/30/99    Woodbridge / Davis                           -        1,796       1,623          478         1,996
6/30/99    Huntington Beach                             -        1,026       1,437          149         1,450
6/30/99    Edison / Old Post Rd                         -          498       1,267          329         1,175
6/30/99    Northridge/Parthenia                         -        1,848       1,486          197         1,839
6/30/99    Brick Township/Brick                         -          590       1,431          313         1,364
6/30/99    Stone Mountain/Rock                          -        1,233         288          320           852
6/30/99    Hyattsville                                  -          768       2,186          270         1,919
6/30/99    Union City / Alvarado                        -          992       1,776          223         1,690
6/30/99    Oak Park / Greenfield                        -          621       1,735          218         1,490
6/30/99    Tujunga/Foothill Blvd                        -        1,746       2,383          248         2,370
7/1/99     Pantego/W. Pioneer Pkwy                      -          432       1,228           61             -
7/1/99     Nashville/Lafayette St                       -          486       1,135          217             -
7/1/99     Nashville/Metroplex Dr                       -          380         886          143             -
7/1/99     Madison / Myatt Dr                           -          441       1,028          108             -
7/1/99     Hixson / Highway 153                         -          488       1,138          224             -
7/1/99     Hixson / Gadd Rd                             -          207         484          342             -
7/1/99     Red Bank / Harding Rd                        -          452       1,056          183             -
7/1/99     Nashville/Welshwood Dr                       -          934       2,179          219             -
7/1/99     Madison/Williams Ave                         -        1,318       3,076          501             -
7/1/99     Nashville/Mcnally Dr                         -          884       2,062          509             -
7/1/99     Hermitage/Central Ct                         -          646       1,508          173             -
7/1/99     Antioch/Cane Ridge Rd                        -          353         823          184             -
9/1/99     Charlotte / Ashley Road                      -          664       1,551           39             -
9/1/99     Raleigh / Capital Blvd                       -          927       2,166          217             -
9/1/99     Charlotte / South Blvd.                      -          734       1,715           39             -
9/1/99     Greensboro/W.Market St.                      -          603       1,409           53             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                         Gross Carrying Amount
                                                  n       At December 31, 2005
   Date                                             --------------------------------    Accumulated
 Acquired              Description                    Land     Buildings      Total    Depreciation
---------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

6/30/99    Huntington Bch/Gotham                   1,189       2,105        3,294          605
6/30/99    Fort Worth/McCart                         464       1,733        2,197          372
6/30/99    San Diego/Clairemont                    1,999       4,083        6,082        1,107
6/30/99    Houston/Millridge N.                    1,449       4,408        5,857        1,193
6/30/99    Woodbridge/Jefferson                    1,048       3,223        4,271          733
6/30/99    Mountainside                            1,574       2,783        4,357          697
6/30/99    Woodbridge / Davis                      2,243       3,650        5,893        1,058
6/30/99    Huntington Beach                        1,282       2,780        4,062          721
6/30/99    Edison / Old Post Rd                      622       2,647        3,269          733
6/30/99    Northridge/Parthenia                    2,308       3,062        5,370          759
6/30/99    Brick Township/Brick                      736       2,962        3,698          754
6/30/99    Stone Mountain/Rock                     1,540       1,153        2,693          299
6/30/99    Hyattsville                               959       4,184        5,143        1,075
6/30/99    Union City / Alvarado                   1,239       3,442        4,681          871
6/30/99    Oak Park / Greenfield                     775       3,289        4,064          855
6/30/99    Tujunga/Foothill Blvd                   2,180       4,567        6,747        1,068
7/1/99     Pantego/W. Pioneer Pkwy                   432       1,289        1,721          223
7/1/99     Nashville/Lafayette St                    486       1,352        1,838          453
7/1/99     Nashville/Metroplex Dr                    379       1,030        1,409          358
7/1/99     Madison / Myatt Dr                        441       1,136        1,577          361
7/1/99     Hixson / Highway 153                      487       1,363        1,850          466
7/1/99     Hixson / Gadd Rd                          207         826        1,033          357
7/1/99     Red Bank / Harding Rd                     452       1,239        1,691          432
7/1/99     Nashville/Welshwood Dr                    934       2,398        3,332          747
7/1/99     Madison/Williams Ave                    1,318       3,577        4,895        1,103
7/1/99     Nashville/Mcnally Dr                      884       2,571        3,455          903
7/1/99     Hermitage/Central Ct                      646       1,681        2,327          536
7/1/99     Antioch/Cane Ridge Rd                     352       1,008        1,360          347
9/1/99     Charlotte / Ashley Road                   651       1,603        2,254          464
9/1/99     Raleigh / Capital Blvd                    909       2,401        3,310          675
9/1/99     Charlotte / South Blvd.                   719       1,769        2,488          521
9/1/99     Greensboro/W.Market St.                   591       1,474        2,065          436


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

10/8/99    Belmont / O'neill Ave                        -          869       4,659          167             -
10/11/99   Matthews                                     -          937       3,165          256         1,665
11/15/99   Poplar, Memphis                              -        1,631       3,093          316         2,201
12/17/99   Dallas / Swiss Ave                           -        1,862       4,344          149             -
12/30/99   Oak Park/Greenfield Rd                       -        1,184       3,685         (95)             -
12/30/99   Santa Anna                                   -        2,657       3,293          462         3,083
1/21/00    Hanover Park                                 -          262       3,104           69             -
1/25/00    Memphis / N.Germantwn Pkwy                   -          884       3,024          194         1,237
1/31/00    Rowland Heights/Walnut                       -          681       1,589          117             -
2/8/00     Lewisville / Justin Rd                       -          529       2,919        2,772         1,585
2/28/00    Plano / Avenue K                             -        2,064      10,407        1,781             -
4/1/00     Hyattsville/Edmonson                         -        1,036       2,657           61             -
4/29/00    St.Louis/Ellisville Twn Centre               -          765       4,377          292         1,621
5/2/00     Mill Valley                                  -        1,412       3,294        (367)             -
5/2/00     Culver City                                  -        2,439       5,689        (656)             -
5/26/00    Phoenix/N. 35th Ave                          -          868       2,967           54             -
6/5/00     Mount Sinai / Route 25a                      -          950       3,338          287         1,923
6/15/00    Pinellas Park                                -          526       2,247          271         1,100
6/30/00    San Antonio/Broadway St                      -        1,131       4,558        1,262             -
7/13/00    Lincolnwood                                  -        1,598       3,727          344             -
7/17/00    La Palco/New Orleans                         -        1,023       3,204          111         1,709
7/29/00    Tracy/1615& 1650 W.11th S                    -        1,745       4,530          320             -
8/1/00     Pineville                                    -        2,197       3,417          348         2,262
8/23/00    Morris Plains                                -        1,501       4,300          636         3,596
8/31/00    Florissant/New Halls Fry                     -          800       4,225           92             -
8/31/00    Orange, CA                                   -          661       1,542           54             -
9/1/00     Bayshore, NY                                 -        1,277       2,980        1,564             -
9/1/00     Los Angeles, CA                              -          590       1,376          517             -
9/13/00    Merrillville                                 -          343       2,474          213         1,449
9/15/00    Gardena / W. El Segundo                      -        1,532       3,424          125             -
9/15/00    Chicago / Ashland Avenue                     -          850       4,880          361             -
9/15/00    Oakland / Macarthur                          -          678       2,751          151             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

10/8/99    Belmont / O'neill Ave                    878       4,817        5,695        1,338
10/11/99   Matthews                               1,500       4,523        6,023          814
11/15/99   Poplar, Memphis                        2,378       4,863        7,241          824
12/17/99   Dallas / Swiss Ave                     1,878       4,477        6,355        1,270
12/30/99   Oak Park/Greenfield Rd                 1,196       3,578        4,774          935
12/30/99   Santa Anna                             3,705       5,790        9,495          882
1/21/00    Hanover Park                             256       3,179        3,435          715
1/25/00    Memphis / N.Germantwn Pkwy             1,301       4,038        5,339          774
1/31/00    Rowland Heights/Walnut                   688       1,699        2,387          471
2/8/00     Lewisville / Justin Rd                 1,680       6,125        7,805          802
2/28/00    Plano / Avenue K                       1,221      13,031       14,252        5,582
4/1/00     Hyattsville/Edmonson                   1,036       2,718        3,754          670
4/29/00    St.Louis/Ellisville Twn Centre         1,312       5,743        7,055        1,064
5/2/00     Mill Valley                            1,283       3,056        4,339          779
5/2/00     Culver City                            2,217       5,255        7,472        1,326
5/26/00    Phoenix/N. 35th Ave                      867       3,022        3,889          604
6/5/00     Mount Sinai / Route 25a                1,600       4,898        6,498          814
6/15/00    Pinellas Park                            887       3,257        4,144          472
6/30/00    San Antonio/Broadway St                1,131       5,820        6,951        1,227
7/13/00    Lincolnwood                            1,613       4,056        5,669        1,081
7/17/00    La Palco/New Orleans                   1,609       4,438        6,047          603
7/29/00    Tracy/1615& 1650 W.11th S              1,762       4,833        6,595        1,198
8/1/00     Pineville                              2,965       5,259        8,224          860
8/23/00    Morris Plains                          2,720       7,313       10,033        1,002
8/31/00    Florissant/New Halls Fry                 807       4,310        5,117        1,066
8/31/00    Orange, CA                               667       1,590        2,257          394
9/1/00     Bayshore, NY                           1,533       4,288        5,821        1,039
9/1/00     Los Angeles, CA                          708       1,775        2,483          489
9/13/00    Merrillville                             832       3,647        4,479          567
9/15/00    Gardena / W. El Segundo                1,532       3,549        5,081          740
9/15/00    Chicago / Ashland Avenue                 850       5,241        6,091        1,130
9/15/00    Oakland / Macarthur                      678       2,902        3,580          619


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

9/15/00    Alexandria / Pickett Ii                      -        2,743       6,198          369             -
9/15/00    Royal Oak / Coolidge Highway                 -        1,062       2,576          155             -
9/15/00    Hawthorne / Crenshaw Blvd.                   -        1,079       2,913          149             -
9/15/00    Rockaway / U.S. Route 46                     -        2,424       4,945          271             -
9/15/00    Evanston / Greenbay                          -          846       4,436          190             -
9/15/00    Los Angeles / Coliseum                       -        3,109       4,013          173             -
9/15/00    Bethpage / Hempstead Turnpike                -        2,899       5,457          861             -
9/15/00    Northport / Fort Salonga Road                -        2,999       5,698          279             -
9/15/00    Brooklyn / St. Johns Place                   -        3,492       6,026          296             -
9/15/00    Lake Ronkonkoma / Portion Rd.                -          937       4,199          165             -
9/15/00    Tampa/Gunn Hwy                               -        1,843       4,300           87             -
9/18/00    Tampa/N. Del Mabry                           -        2,204       2,447        7,533             -
9/30/00    Marietta/Kennestone& Hwy5                    -          622       3,388        1,409             -
9/30/00    Lilburn/Indian Trail                         -        1,695       5,170        1,649             -
11/15/00   Largo/Missouri                               -        1,092       4,270          293         2,215
11/21/00   St. Louis/Wilson                             -        1,608       3,913        1,931             -
12/21/00   Houston/7715 Katy Frwy                       -        2,274       5,307      (2,514)             -
12/21/00   Houston/10801 Katy Frwy                      -        1,664       3,884         (41)             -
12/21/00   Houston/Main St                              -        1,681       3,924          105             -
12/21/00   Houston/W. Loop/S. Frwy                      -        2,036       4,749          117             -
12/29/00   Chicago                                      -        1,946       6,002           37             -
12/30/00   Raleigh/Glenwood                             -        1,545       3,628          116             -
12/30/00   Frazier                                      -          800       3,324           43             -
1/5/01     Troy/E. Big Beaver Rd                        -        2,195       4,221          260         1,846
1/11/01    Ft Lauderdale                                -          954       3,972          387         2,183
1/16/01    No Hollywood/Sherman Way                     -        2,173       5,442           56             -
1/18/01    Tuscon/E. Speedway                           -          735       2,895          177         1,066
1/25/01    Lombard/Finley                               -          851       3,806          405         2,112
3/15/01    Los Angeles/West Pico                        -        8,579       8,630        2,513             -
4/1/01     Lakewood/Cedar Dr.                           -        1,329       9,356        3,751             -
4/7/01     Farmingdale/Rte 110                          -        2,364       5,807           10             -
4/17/01    Philadelphia/Aramingo                        -          968       4,539           26             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

9/15/00    Alexandria / Pickett Ii                2,743       6,567        9,310        1,331
9/15/00    Royal Oak / Coolidge Highway           1,062       2,731        3,793          580
9/15/00    Hawthorne / Crenshaw Blvd.             1,079       3,062        4,141          639
9/15/00    Rockaway / U.S. Route 46               2,424       5,216        7,640        1,088
9/15/00    Evanston / Greenbay                      846       4,626        5,472          941
9/15/00    Los Angeles / Coliseum                 3,109       4,186        7,295          826
9/15/00    Bethpage / Hempstead Turnpike          2,899       6,318        9,217        1,252
9/15/00    Northport / Fort Salonga Road          2,998       5,978        8,976        1,211
9/15/00    Brooklyn / St. Johns Place             3,492       6,322        9,814        1,222
9/15/00    Lake Ronkonkoma / Portion Rd.            937       4,364        5,301          869
9/15/00    Tampa/Gunn Hwy                         1,843       4,387        6,230          966
9/18/00    Tampa/N. Del Mabry                     2,225       9,959       12,184        3,593
9/30/00    Marietta/Kennestone& Hwy5                628       4,791        5,419        1,015
9/30/00    Lilburn/Indian Trail                   1,712       6,802        8,514        1,352
11/15/00   Largo/Missouri                         1,838       6,032        7,870          937
11/21/00   St. Louis/Wilson                       1,628       5,824        7,452        1,163
12/21/00   Houston/7715 Katy Frwy                 1,500       3,567        5,067          557
12/21/00   Houston/10801 Katy Frwy                1,618       3,889        5,507          692
12/21/00   Houston/Main St                        1,684       4,026        5,710          724
12/21/00   Houston/W. Loop/S. Frwy                2,038       4,864        6,902          875
12/29/00   Chicago                                1,949       6,036        7,985        1,210
12/30/00   Raleigh/Glenwood                       1,560       3,729        5,289          840
12/30/00   Frazier                                  800       3,367        4,167          566
1/5/01     Troy/E. Big Beaver Rd                  2,821       5,701        8,522          877
1/11/01    Ft Lauderdale                          1,746       5,750        7,496          852
1/16/01    No Hollywood/Sherman Way               2,175       5,496        7,671        1,220
1/18/01    Tuscon/E. Speedway                     1,095       3,778        4,873          614
1/25/01    Lombard/Finley                         1,565       5,609        7,174          835
3/15/01    Los Angeles/West Pico                  8,610      11,112       19,722        2,120
4/1/01     Lakewood/Cedar Dr.                     1,331      13,105       14,436        2,311
4/7/01     Farmingdale/Rte 110                    2,378       5,803        8,181        1,159
4/17/01    Philadelphia/Aramingo                    968       4,565        5,533          861


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

4/18/01    Largo/Walsingham Road                        -        1,000       3,545        (241)             -
6/17/01    Port Washington/Seaview &W.Sh                -        2,381       4,608        1,792             -
6/18/01    Silver Springs/Prosperity                    -        1,065       5,391        1,731             -
6/19/01    Tampa/W. Waters Ave & Wilsky                 -          953       3,785           23             -
6/26/01    Middletown                                   -        1,535       4,258          463         2,258
7/29/01    Miami/Sw 85th Ave                            -        2,755       4,951         (12)             -
8/28/01    Hoover/John Hawkins Pkwy                     -        1,050       2,453           43             -
9/30/01    Syosset                                      -        2,461       5,312          227         1,855
12/27/01   Los Angeles/W.Jefferson                      -        8,285       9,429          902             -
12/27/01   Howell/Hgwy 9                                -          941       4,070          269         1,260
12/29/01   Catonsville/Kent                             -        1,378       5,289        2,623             -
12/29/01   Old Bridge/Rte 9                             -        1,244       4,960         (10)             -
12/29/01   Sacremento/Roseville                         -          876       5,344        1,936             -
12/31/01   Santa Ana/E.Mcfadden                         -        7,587       8,612        1,027             -
1/1/02     Concord                                      -          650       1,332           64             -
1/1/02     Tustin                                       -          962       1,465         (13)             -
1/1/02     Pasadena/Sierra Madre                        -          706         872           45             -
1/1/02     Azusa                                        -          933       1,659        4,967             -
1/1/02     Redlands                                     -          423       1,202          171             -
1/1/02     Airport I                                    -          346         861           35             -
1/1/02     Miami / Marlin Road                          -          562       1,345           13             -
1/1/02     Riverside                                    -           95       1,106          (1)             -
1/1/02     Oakland / San Leandro                        -          330       1,116           60             -
1/1/02     Richmond / Jacuzzi                           -          419       1,224          (3)             -
1/1/02     Santa Clara / Laurel                         -        1,178       1,789           57             -
1/1/02     Pembroke Park                                -          475       1,259         (50)             -
1/1/02     Ft. Lauderdale / Sun                         -          452       1,254         (58)             -
1/1/02     San Carlos / Shorewa                         -          737       1,360         (35)             -
1/1/02     Ft. Lauderdale / Sun                         -          532       1,444            2             -
1/1/02     Sacramento / Howe                            -          361       1,181            1             -
1/1/02     Sacramento / Capitol                         -          186       1,284         (16)             -
1/1/02     Miami / Airport                              -          517         915           30             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

4/18/01    Largo/Walsingham Road                    800       3,504        4,304          668
6/17/01    Port Washington/Seaview &W.Sh          2,359       6,422        8,781          900
6/18/01    Silver Springs/Prosperity              1,065       7,122        8,187        1,048
6/19/01    Tampa/W. Waters Ave & Wilsky             954       3,807        4,761          695
6/26/01    Middletown                             2,295       6,219        8,514          831
7/29/01    Miami/Sw 85th Ave                      2,731       4,963        7,694          890
8/28/01    Hoover/John Hawkins Pkwy               1,051       2,495        3,546          453
9/30/01    Syosset                                3,090       6,765        9,855          924
12/27/01   Los Angeles/W.Jefferson                8,300      10,316       18,616        1,701
12/27/01   Howell/Hgwy 9                          1,365       5,175        6,540          719
12/29/01   Catonsville/Kent                       1,378       7,912        9,290        1,094
12/29/01   Old Bridge/Rte 9                       1,250       4,944        6,194          802
12/29/01   Sacremento/Roseville                     526       7,630        8,156        1,129
12/31/01   Santa Ana/E.Mcfadden                   7,601       9,625       17,226        1,617
1/1/02     Concord                                  650       1,396        2,046          345
1/1/02     Tustin                                   963       1,451        2,414          390
1/1/02     Pasadena/Sierra Madre                    706         917        1,623          229
1/1/02     Azusa                                    932       6,627        7,559          838
1/1/02     Redlands                                 422       1,374        1,796          338
1/1/02     Airport I                                347         895        1,242          227
1/1/02     Miami / Marlin Road                      562       1,358        1,920          350
1/1/02     Riverside                                 94       1,106        1,200          295
1/1/02     Oakland / San Leandro                    330       1,176        1,506          304
1/1/02     Richmond / Jacuzzi                       419       1,221        1,640          317
1/1/02     Santa Clara / Laurel                   1,179       1,845        3,024          485
1/1/02     Pembroke Park                            475       1,209        1,684          321
1/1/02     Ft. Lauderdale / Sun                     452       1,196        1,648          314
1/1/02     San Carlos / Shorewa                     737       1,325        2,062          356
1/1/02     Ft. Lauderdale / Sun                     533       1,445        1,978          384
1/1/02     Sacramento / Howe                        361       1,182        1,543          303
1/1/02     Sacramento / Capitol                     186       1,268        1,454          329
1/1/02     Miami / Airport                          517         945        1,462          270


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

1/1/02     Marietta / Cobb Park                         -          419       1,571           39             -
1/1/02     Sacramento / Florin                          -          624       1,710           84             -
1/1/02     Belmont / Dairy Lane                         -          915       1,252           45             -
1/1/02     So. San Francisco                            -        1,018       2,464          103             -
1/1/02     Palmdale / P Street                          -          218       1,287           37             -
1/1/02     Tucker / Montreal Rd                         -          760       1,485           66             -
1/1/02     Pasadena / S Fair Oaks                       -        1,313       1,905           72             -
1/1/02     Carmichael/Fair Oaks                         -          584       1,431           12             -
1/1/02     Carson / Carson St                           -          507         877           89             -
1/1/02     San Jose / Felipe Ave                        -          517       1,482           31             -
1/1/02     Miami / 27th Ave                             -          272       1,572           47             -
1/1/02     San Jose / Capitol                           -          400       1,183           16             -
1/1/02     Tucker / Mountain                            -          519       1,385           58             -
1/3/02     St Charles/Veterans Memorial Pkwy            -          687       1,602          142             -
1/7/02     Bothell/ N. Bothell Way                      -        1,063       4,995          150             -
1/15/02    Houston / N.Loop                             -        2,045       6,178        1,885             -
1/16/02    Orlando / S. Kirkman                         -          889       3,180           41             -
1/16/02    Austin / Us Hwy 183                          -          608       3,856           23             -
1/16/02    Rochelle Park / 168                          -          744       4,430           30             -
1/16/02    Honolulu / Waialae                           -       10,631      10,783          152             -
1/16/02    Sunny Isles Bch                              -          931       2,845          (7)             -
1/16/02    San Ramon / San Ramo                         -        1,522       3,510           38             -
1/16/02    Austin / W. 6th St                           -        2,399       4,493          255             -
1/16/02    Schaumburg / W. Wise                         -        1,158       2,598           24             -
1/16/02    Laguna Hills / Moulton                       -        2,319       5,200          153             -
1/16/02    Annapolis / West St                          -          955       3,669           32             -
1/16/02    Birmingham / Commons                         -        1,125       3,938          105             -
1/16/02    Crestwood / Watson Rd                        -        1,232       3,093            2             -
1/16/02    Northglenn /Huron St                         -          688       2,075           29             -
1/16/02    Skokie / Skokie Blvd                         -          716       5,285           31             -
1/16/02    Garden City / Stewart                        -        1,489       4,039           26             -
1/16/02    Millersville / Veterans                      -        1,036       4,229           22             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                         Gross Carrying Amount
                                                          At December 31, 2005
   Date                                             --------------------------------    Accumulated
 Acquired              Description                    Land     Buildings      Total    Depreciation
---------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

1/1/02     Marietta / Cobb Park                      420       1,609        2,029          465
1/1/02     Sacramento / Florin                       623       1,795        2,418          533
1/1/02     Belmont / Dairy Lane                      914       1,298        2,212          376
1/1/02     So. San Francisco                       1,019       2,566        3,585          753
1/1/02     Palmdale / P Street                       218       1,324        1,542          383
1/1/02     Tucker / Montreal Rd                      759       1,552        2,311          445
1/1/02     Pasadena / S Fair Oaks                  1,312       1,978        3,290          560
1/1/02     Carmichael/Fair Oaks                      584       1,443        2,027          409
1/1/02     Carson / Carson St                        506         967        1,473          270
1/1/02     San Jose / Felipe Ave                     516       1,514        2,030          481
1/1/02     Miami / 27th Ave                          271       1,620        1,891          484
1/1/02     San Jose / Capitol                        401       1,198        1,599          349
1/1/02     Tucker / Mountain                         520       1,442        1,962          433
1/3/02     St Charles/Veterans Memorial Pkwy         687       1,744        2,431          334
1/7/02     Bothell/ N. Bothell Way                 1,063       5,145        6,208          819
1/15/02    Houston / N.Loop                        2,045       8,063       10,108          994
1/16/02    Orlando / S. Kirkman                      889       3,221        4,110          542
1/16/02    Austin / Us Hwy 183                       608       3,879        4,487          658
1/16/02    Rochelle Park / 168                       744       4,460        5,204          742
1/16/02    Honolulu / Waialae                     10,631      10,935       21,566        1,833
1/16/02    Sunny Isles Bch                           931       2,838        3,769          479
1/16/02    San Ramon / San Ramo                    1,522       3,548        5,070          587
1/16/02    Austin / W. 6th St                      2,399       4,748        7,147          859
1/16/02    Schaumburg / W. Wise                    1,158       2,622        3,780          439
1/16/02    Laguna Hills / Moulton                  2,319       5,353        7,672          954
1/16/02    Annapolis / West St                       955       3,701        4,656          625
1/16/02    Birmingham / Commons                    1,125       4,043        5,168          675
1/16/02    Crestwood / Watson Rd                   1,232       3,095        4,327          514
1/16/02    Northglenn /Huron St                      688       2,104        2,792          359
1/16/02    Skokie / Skokie Blvd                      716       5,316        6,032          912
1/16/02    Garden City / Stewart                   1,489       4,065        5,554          677
1/16/02    Millersville / Veterans                 1,036       4,251        5,287          747


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

1/16/02    W. Babylon / Sunrise                         -        1,609       3,959           33             -
1/16/02    Memphis / Summer Ave                         -        1,103       2,772           12             -
1/16/02    Santa Clara/Lafayette                        -        1,393       4,626            9             -
1/16/02    Naperville / Washington                      -        2,712       2,225          445             -
1/16/02    Phoenix/W Union Hills                        -        1,071       2,934           26             -
1/16/02    Woodlawn / Whitehead                         -        2,682       3,355           29             -
1/16/02    Issaquah / Pickering                         -        1,138       3,704           22             -
1/16/02    West La /W Olympic                           -        6,532       5,975           53             -
1/16/02    New Orleans/I-10                             -        1,286       3,380      (1,934)             -
1/16/02    Pasadena / E. Colorado                       -        1,125       5,160           49             -
1/16/02    Memphis / Covington                          -          620       3,076            5             -
1/16/02    Hiawassee / N.Hiawassee                      -        1,622       1,892           56             -
1/16/02    Longwood / State Rd                          -        2,123       3,083           88             -
1/16/02    Casselberry / State                          -        1,628       3,308           19             -
1/16/02    Honolulu/Kahala                              -        3,722       8,525           52             -
1/16/02    Waukegan / Greenbay                          -          933       3,826           19             -
1/16/02    Southfield / Telegraph                       -        2,869       5,507          110             -
1/16/02    San Mateo / S. Delaware                      -        1,921       4,602           36             -
1/16/02    Scottsdale/N.Hayden                          -        2,111       3,564           23             -
1/16/02    Gilbert/W Park Ave                           -          497       3,534            2             -
1/16/02    W.Palm Beach/Okeechobee                      -        2,149       4,650        (391)             -
1/16/02    Indianapolis / W.86th                        -          812       2,421            2             -
1/16/02    Indianapolis / Madison                       -          716       2,655           23             -
1/16/02    Indianapolis / Rockville                     -          704       2,704            3             -
1/16/02    Santa Cruz / River                           -        2,148       6,584           66             -
1/16/02    Novato / Rush Landing                        -        1,858       2,574           10             -
1/16/02    Martinez / Arnold Dr                         -          847       5,422           16             -
1/16/02    Charlotte/Cambridge                          -          836       3,908            6             -
1/16/02    Rancho Cucamonga                             -          579       3,222        3,356             -
1/16/02    Renton / Kent                                -          768       4,078           37             -
1/16/02    Hawthorne / Goffle Rd                        -        2,414       4,918            5             -
2/2/02     Nashua / Southwood Dr                        -        2,493       4,326          168             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

1/16/02    W. Babylon / Sunrise                   1,609       3,992        5,601          668
1/16/02    Memphis / Summer Ave                   1,103       2,784        3,887          461
1/16/02    Santa Clara/Lafayette                  1,393       4,635        6,028          764
1/16/02    Naperville / Washington                2,712       2,670        5,382          413
1/16/02    Phoenix/W Union Hills                  1,065       2,966        4,031          504
1/16/02    Woodlawn / Whitehead                   2,682       3,384        6,066          598
1/16/02    Issaquah / Pickering                   1,137       3,727        4,864          621
1/16/02    West La /W Olympic                     6,532       6,028       12,560        1,013
1/16/02    New Orleans/I-10                       1,292       1,440        2,732          240
1/16/02    Pasadena / E. Colorado                 1,125       5,209        6,334          860
1/16/02    Memphis / Covington                      620       3,081        3,701          513
1/16/02    Hiawassee / N.Hiawassee                1,622       1,948        3,570          332
1/16/02    Longwood / State Rd                    2,123       3,171        5,294          571
1/16/02    Casselberry / State                    1,628       3,327        4,955          551
1/16/02    Honolulu/Kahala                        3,722       8,577       12,299        1,416
1/16/02    Waukegan / Greenbay                      933       3,845        4,778          634
1/16/02    Southfield / Telegraph                 2,869       5,617        8,486          916
1/16/02    San Mateo / S. Delaware                1,921       4,638        6,559          760
1/16/02    Scottsdale/N.Hayden                    2,113       3,585        5,698          602
1/16/02    Gilbert/W Park Ave                       497       3,536        4,033          588
1/16/02    W.Palm Beach/Okeechobee                2,149       4,259        6,408          614
1/16/02    Indianapolis / W.86th                    812       2,423        3,235          400
1/16/02    Indianapolis / Madison                   716       2,678        3,394          441
1/16/02    Indianapolis / Rockville                 704       2,707        3,411          446
1/16/02    Santa Cruz / River                     2,148       6,650        8,798        1,079
1/16/02    Novato / Rush Landing                  1,858       2,584        4,442          427
1/16/02    Martinez / Arnold Dr                     847       5,438        6,285          876
1/16/02    Charlotte/Cambridge                      836       3,914        4,750          651
1/16/02    Rancho Cucamonga                       1,130       6,027        7,157          562
1/16/02    Renton / Kent                            768       4,115        4,883          683
1/16/02    Hawthorne / Goffle Rd                  2,413       4,924        7,337          805
2/2/02     Nashua / Southwood Dr                  2,493       4,494        6,987          703


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

2/15/02    Houston/Fm 1960 East                         -          859       2,004           55             -
3/7/02     Baltimore / Russell Street                   -        1,763       5,821          190             -
3/11/02    Weymouth / Main St                           -        1,440       4,433          152             -
3/28/02    Clinton / Branch Ave & Schultz               -        1,257       4,108          449         3,253
4/17/02    La Mirada/Alondra                            -        1,749       5,044          346         2,443
5/1/02     N.Richlnd Hls/Rufe Snow Dr                   -          632       6,337        2,287             -
5/2/02     Parkville/E.Joppa                            -          898       4,306          132             -
6/17/02    Waltham / Lexington St                       -        3,183       5,733          278             -
6/30/02    Nashville / Charlotte                        -          876       2,004           88             -
7/2/02     Mt Juliet / Lebonan Rd                       -          516       1,203           70             -
7/14/02    Yorktown / George Washington                 -          707       1,684           39             -
7/22/02    Brea/E. Lambert & Clifwood Pk                -        2,114       3,555          147             -
8/1/02     Bricktown/Route 70                           -        1,292       3,690          176             -
8/1/02     Danvers / Newbury St.                        -        1,311       4,140          593             -
8/15/02    Montclair / Holt Blvd.                       -          889       2,074          196             -
8/21/02    Rockville Centre/Merrick Rd                  -        3,693       6,990          362             -
9/13/02    Lacey / Martin Way                           -        1,379       3,217           61             -
9/13/02    Lakewood / Bridgeport                        -        1,286       3,000           83             -
9/13/02    Kent / Pacific Highway                       -        1,839       4,291          130             -
11/4/02    Scotch Plains /Route 22                      -        2,124       5,072           50             -
12/23/02   Snta Clarita/Viaprincssa                     -        2,508       3,008        3,562             -
2/13/03    Pasadena / Ritchie Hwy                       -        2,253       4,218           10             -
2/13/03    Malden / Eastern Ave                         -        3,212       2,739           41             -
2/24/03    Miami / SW 137th Ave                         -        1,600       4,684        (292)             -
3/3/03     Chantilly / Dulles South Court               -        2,190       4,314           26             -
3/6/03     Medford / Mystic Ave                         -        3,886       4,982           19             -
5/27/03    Castro Valley / Grove Way                    -        2,247       5,881          917             -
8/2/03     Sacramento / E.Stockton Blvd                 -          554       4,175           31             -
8/13/03    Timonium / W. Padonia Road                   -        1,932       3,681           27             -
8/21/03    Van Nuys / Sepulveda                         -        1,698       3,886        2,406             -
9/9/03     Westwood / East St                           -        3,267       5,013          281             -
10/21/03   San Diego / Miramar Road                     -        2,244       6,653          656             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

2/15/02    Houston/Fm 1960 East                     859       2,059        2,918          334
3/7/02     Baltimore / Russell Street             1,763       6,011        7,774          927
3/11/02    Weymouth / Main St                     1,440       4,585        6,025          707
3/28/02    Clinton / Branch Ave & Schultz         2,358       6,709        9,067          717
4/17/02    La Mirada/Alondra                      2,575       7,007        9,582          807
5/1/02     N.Richlnd Hls/Rufe Snow Dr               632       8,624        9,256        1,120
5/2/02     Parkville/E.Joppa                        898       4,438        5,336          654
6/17/02    Waltham / Lexington St                 3,187       6,007        9,194          844
6/30/02    Nashville / Charlotte                    876       2,092        2,968          320
7/2/02     Mt Juliet / Lebonan Rd                   516       1,273        1,789          200
7/14/02    Yorktown / George Washington             707       1,723        2,430          262
7/22/02    Brea/E. Lambert & Clifwood Pk          2,113       3,703        5,816          520
8/1/02     Bricktown/Route 70                     1,293       3,865        5,158          537
8/1/02     Danvers / Newbury St.                  1,312       4,732        6,044          611
8/15/02    Montclair / Holt Blvd.                   889       2,270        3,159          384
8/21/02    Rockville Centre/Merrick Rd            3,692       7,353       11,045          995
9/13/02    Lacey / Martin Way                     1,379       3,278        4,657          283
9/13/02    Lakewood / Bridgeport                  1,286       3,083        4,369          277
9/13/02    Kent / Pacific Highway                 1,839       4,421        6,260          399
11/4/02    Scotch Plains /Route 22                2,126       5,120        7,246          701
12/23/02   Snta Clarita/Viaprincssa               2,508       6,570        9,078          644
2/13/03    Pasadena / Ritchie Hwy                 2,253       4,228        6,481          494
2/13/03    Malden / Eastern Ave                   3,212       2,780        5,992          312
2/24/03    Miami / SW 137th Ave                   1,600       4,392        5,992          507
3/3/03     Chantilly / Dulles South Court         2,190       4,340        6,530          469
3/6/03     Medford / Mystic Ave                   3,886       5,001        8,887          536
5/27/03    Castro Valley / Grove Way              2,307       6,738        9,045          687
8/2/03     Sacramento / E.Stockton Blvd             554       4,206        4,760          463
8/13/03    Timonium / W. Padonia Road             1,932       3,708        5,640          374
8/21/03    Van Nuys / Sepulveda                   1,699       6,291        7,990          362
9/9/03     Westwood / East St                     3,281       5,280        8,561          531
10/21/03   San Diego / Miramar Road               2,244       7,309        9,553          682


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

11/3/03    El Sobrante/San Pablo                        -        1,255       4,990          795             -
11/6/03    Pearl City / Kamehameha Hwy                  -        4,428       4,839          479             -
12/23/03   Boston / Southampton Street                  -        5,334       7,511          789             -
1/9/04     Farmingville / Horseblock Road               -        1,919       4,420        (115)             -
2/27/04    Salem / Goodhue St.                          -        1,544       6,160           52             -
3/18/04    Seven Corners / Arlington Blvd.              -        6,087       7,553        (290)             -
6/30/04    Marlton / Route 73                           -        1,103       5,195           15             -
7/1/04     Long Island City/Northern Blvd.              -        4,876       7,610        (246)             -
7/9/04     West Valley Cty/Redwood                  1,999          876       2,067           47             -
7/12/04    Hicksville/E. Old Country Rd.                -        1,693       3,910          145             -
7/15/04    Harwood/Ronald                               -        1,619       3,778           36             -
9/24/04    E. Hanover/State Rt                          -        3,895       4,943          233             -
10/14/04   Apple Valley/148th St                      774          591       1,375           27             -
10/14/04   Blaine / Hwy 65 NE                       1,029          789       1,833           27             -
10/14/04   Brooklyn Park / Lakeland Ave             1,846        1,411       3,278           66             -
10/14/04   Brooklyn Park / Xylon Ave                1,464        1,120       2,601           49             -
10/14/04   St Paul(Eagan)/Sibley Mem'l Hwy            800          615       1,431           16             -
10/14/04   Maple Grove / Zachary Lane               1,738        1,337       3,105           34             -
10/14/04   Minneapolis / Hiawatha Ave               1,930        1,480       3,437           53             -
10/14/04   New Hope / 36th Ave                      1,734        1,332       3,094           40             -
10/14/04   Rosemount / Chippendale Ave              1,130          864       2,008           39             -
10/14/04   St Cloud/Franklin                          752          575       1,338           24             -
10/14/04   Savage / W 128th St                      1,988        1,522       3,535           62             -
10/14/04   Spring Lake Park/Hwy 65 NE               1,998        1,534       3,562           50             -
10/14/04   St Paul / Terrace Court                  1,473        1,122       2,606           67             -
10/14/04   St Paul / Eaton St                       1,521        1,161       2,698           60             -
10/14/04   St Paul-Hartzell / Wabash Ave                -        1,207       2,816           68             -
10/14/04   West St Paul / Marie Ave                 1,888        1,447       3,361           56             -
10/14/04   Stillwater / Memorial Ave                2,175        1,669       3,876           57             -
10/14/04   St Paul(VadnaisHts/Birch Lake Rd         1,212          928       2,157           37             -
10/14/04   Woodbury / Hudson Road                   2,429        1,863       4,327           67             -
10/14/04   Brown Deer / N Green Bay Rd              1,382        1,059       2,461           40             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

11/3/03    El Sobrante/San Pablo                  1,257       5,783        7,040          506
11/6/03    Pearl City / Kamehameha Hwy            4,430       5,316        9,746          481
12/23/03   Boston / Southampton Street            5,345       8,289       13,634          673
1/9/04     Farmingville / Horseblock Road         1,919       4,305        6,224          348
2/27/04    Salem / Goodhue St.                    1,544       6,212        7,756          457
3/18/04    Seven Corners / Arlington Blvd.        6,086       7,264       13,350          505
6/30/04    Marlton / Route 73                     1,103       5,210        6,313          321
7/1/04     Long Island City/Northern Blvd.        4,876       7,364       12,240          468
7/9/04     West Valley Cty/Redwood                  883       2,107        2,990          130
7/12/04    Hicksville/E. Old Country Rd.          1,693       4,055        5,748          228
7/15/04    Harwood/Ronald                         1,619       3,814        5,433          221
9/24/04    E. Hanover/State Rt                    3,895       5,176        9,071          257
10/14/04   Apple Valley/148th St                    592       1,401        1,993           67
10/14/04   Blaine / Hwy 65 NE                       790       1,859        2,649           88
10/14/04   Brooklyn Park / Lakeland Ave           1,413       3,342        4,755          158
10/14/04   Brooklyn Park / Xylon Ave              1,121       2,649        3,770          126
10/14/04   St Paul(Eagan)/Sibley Mem'l Hwy          616       1,446        2,062           68
10/14/04   Maple Grove / Zachary Lane             1,338       3,138        4,476          148
10/14/04   Minneapolis / Hiawatha Ave             1,482       3,488        4,970          165
10/14/04   New Hope / 36th Ave                    1,333       3,133        4,466          148
10/14/04   Rosemount / Chippendale Ave              865       2,046        2,911           98
10/14/04   St Cloud/Franklin                        576       1,361        1,937           65
10/14/04   Savage / W 128th St                    1,524       3,595        5,119          169
10/14/04   Spring Lake Park/Hwy 65 NE             1,535       3,611        5,146          169
10/14/04   St Paul / Terrace Court                1,123       2,672        3,795          126
10/14/04   St Paul / Eaton St                     1,163       2,756        3,919          130
10/14/04   St Paul-Hartzell / Wabash Ave          1,207       2,884        4,091          138
10/14/04   West St Paul / Marie Ave               1,449       3,415        4,864          160
10/14/04   Stillwater / Memorial Ave              1,671       3,931        5,602          185
10/14/04   St Paul(VadnaisHts/Birch Lake Rd         929       2,193        3,122          102
10/14/04   Woodbury / Hudson Road                 1,865       4,392        6,257          206
10/14/04   Brown Deer / N Green Bay Rd            1,061       2,499        3,560          117


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

10/14/04   Germantown / Spaten Court                  797          607       1,411           34             -
10/14/04   Milwaukee/ N 77th St                     1,618        1,241       2,882           44             -
10/14/04   Milwaukee/ S 13th St                     1,933        1,484       3,446           48             -
10/14/04   Oak Creek / S 27th St                      980          751       1,746           27             -
10/14/04   Waukesha / Arcadian Ave                  2,170        1,665       3,868           56             -
10/14/04   West Allis / W Lincoln Ave               1,806        1,390       3,227           34             -
10/14/04   Garland / O'Banion Rd                    1,372          606       1,414           33             -
10/14/04   Grand Prairie/ Hwy360                    2,120          942       2,198           30             -
10/14/04   Duncanville/N Duncnvill                  3,424        1,524       3,556           41             -
10/14/04   Lancaster/ W Pleasant                    2,237          993       2,317           35             -
10/14/04   Mesquite / Oates Dr                      2,111          937       2,186           35             -
10/14/04   Dallas / E NW Hwy                        2,127          942       2,198           40             -
11/24/04   Pompano Beach/E. Sample                  4,729        1,608       3,754           73             -
11/24/04   Davie / SW 41st St.                      6,104        2,467       5,758           86             -
11/24/04   North Bay Village/Kennedy                6,697        3,275       7,644           53             -
11/24/04   Miami / Biscayne Blvd                    6,636        3,538       8,258         (44)             -
11/24/04   Miami Gardens/NW 57th St                 6,645        2,706       6,316           19             -
11/24/04   Tamarac/ N University Dr                 6,465        2,580       6,022          (6)             -
11/24/04   Miami / SW 31st Ave                     14,228       11,574      27,009          118             -       1
11/24/04   Hialeah / W 20th Ave                     5,555        2,224       5,192          (7)             -
11/24/04   Miami / SW 42nd St                       7,402        2,955       6,897           33             -
11/24/04   Miami / SW 40th St                       7,347        2,933       6,844           16             -
11/25/04   Carlsbad/CorteDelAbeto                       -        2,861       6,676        1,339             -
1/19/05    Cheektowaga / William St                     -          965       2,262           34             -
1/19/05    Amherst / Millersport Hwy                    -        1,431       3,350           13             -
1/19/05    Lancaster / Walden Ave                       -          528       1,244           19             -
1/19/05    Tonawanda/HospitalityCentreWay               -        1,205       2,823           20             -
1/19/05    Wheatfield / Niagara Falls Blv               -        1,130       2,649           24             -
1/20/05    Oak Lawn / Southwest Hwy                     -        1,850       4,330           63             -
2/25/05    Owings Mills / Reisterstown Rd               -          887       3,865            -             -
4/26/05    Hoboken / 8th St                             -        3,963       9,290            2             -
5/3/05     Bayville / 939 Route 9                       -        1,928       4,519           14             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                         Gross Carrying Amount
                                                          At December 31, 2005
   Date                                             --------------------------------    Accumulated
 Acquired              Description                    Land     Buildings      Total    Depreciation
---------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

10/14/04   Germantown / Spaten Court                 608       1,444        2,052           67
10/14/04   Milwaukee/ N 77th St                    1,242       2,925        4,167          137
10/14/04   Milwaukee/ S 13th St                    1,486       3,492        4,978          164
10/14/04   Oak Creek / S 27th St                     752       1,772        2,524           83
10/14/04   Waukesha / Arcadian Ave                 1,667       3,922        5,589          184
10/14/04   West Allis / W Lincoln Ave              1,391       3,260        4,651          153
10/14/04   Garland / O'Banion Rd                     608       1,445        2,053           60
10/14/04   Grand Prairie/ Hwy360                     944       2,226        3,170           91
10/14/04   Duncanville/N Duncnvill                 1,526       3,595        5,121          147
10/14/04   Lancaster/ W Pleasant                     995       2,350        3,345           96
10/14/04   Mesquite / Oates Dr                       939       2,219        3,158           91
10/14/04   Dallas / E NW Hwy                         944       2,236        3,180           92
11/24/04   Pompano Beach/E. Sample                 1,621       3,814        5,435          165
11/24/04   Davie / SW 41st St.                     2,467       5,844        8,311          252
11/24/04   North Bay Village/Kennedy               3,274       7,698       10,972          334
11/24/04   Miami / Biscayne Blvd                   3,538       8,214       11,752          357
11/24/04   Miami Gardens/NW 57th St                2,706       6,335        9,041          274
11/24/04   Tamarac/ N University Dr                2,580       6,016        8,596          261
11/24/04   Miami / SW 31st Ave                    11,573      27,128       38,701        1,177
11/24/04   Hialeah / W 20th Ave                    2,224       5,185        7,409          229
11/24/04   Miami / SW 42nd St                      2,955       6,930        9,885          305
11/24/04   Miami / SW 40th St                      2,933       6,860        9,793          300
11/25/04   Carlsbad/CorteDelAbeto                  2,861       8,015       10,876          344
1/19/05    Cheektowaga / William St                  965       2,296        3,261           86
1/19/05    Amherst / Millersport Hwy               1,431       3,363        4,794          127
1/19/05    Lancaster / Walden Ave                    528       1,263        1,791           47
1/19/05    Tonawanda/HospitalityCentreWay          1,205       2,843        4,048          107
1/19/05    Wheatfield / Niagara Falls Blv          1,130       2,673        3,803          101
1/20/05    Oak Lawn / Southwest Hwy                1,850       4,393        6,243          164
2/25/05    Owings Mills / Reisterstown Rd            887       3,865        4,752          131
4/26/05    Hoboken / 8th St                        3,963       9,292       13,255          254
5/3/05     Bayville / 939 Route 9                  1,928       4,533        6,461          120


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

5/3/05     Bricktown / Burnt Tavern Rd                  -        3,522       8,239           12             -
5/3/05     JacksonTwnshp/N.County Line Rd               -        1,555       3,647           15             -
5/16/05    Methuen / Pleasant Valley St                 -        2,263       4,540            -             -
5/19/05    Libertyville / Kelley Crt                    -        2,042       4,783           20             -
5/19/05    Joliet / Essington                           -        1,434       3,367           46             -
6/15/05    Atlanta/Howell Mill Rd NW                    -        1,864       4,363           18             -
6/15/05    Smyrna / Herodian Way SE                     -        1,294       3,032           28             -
7/7/05     Lithonia / Minola Dr                         -        1,273       2,985           36             -
7/13/05    Kennesaw / Bells Ferry Rd NW                 -        1,264       2,976           18             -
7/27/05    Atlanta / Monroe Dr NE                       -        2,914       6,829            -             -
8/11/05    Suwanee / Old Peachtree Rd NE                -        1,914       4,497            7             -
9/7/05     Brandon / Providence Rd                      -        2,592       6,067            3             -
9/15/05    Woodstock / Hwy 92                           -        1,251       2,935           25             -
9/22/05    Charlotte / W. Arrowood Rd                   -        1,426       3,335            4             -
10/4/05    Jacksonville Beach / Beach Bl                -        2,552       5,981            3             -
10/5/05    Bronx / Brush Ave                            -        4,517      10,581            -             -
10/11/05   Austin / E. Ben White Blvd                   -          213       3,461            -             -
10/12/05   Deerfield Beach/S. Powerline R               -        3,365       7,874            -             -
10/14/05   Cooper City / Sheridan St                    -        3,035       7,092            -             -
10/19/05   Staten Island / Veterans Rd W.               -        3,599       8,430            -             -
10/19/05   Pittsburg / LoveridgeCenter                  -        3,602       8,448            1             -
10/21/05   Norristown / W.Main St                       -        1,465       4,818            -             -
11/1/05    Miller Place / Route 25A                     -        2,757       6,459            -             -
11/17/05   Miami / Biscayne Blvd (Omni)                 -        7,434      17,268            -             -
11/30/05   Manchester / Taylor St                       -        1,305       3,029            1             -
12/6/05    Buffalo Grove/E. Aptakisic Rd                -        1,986       4,635            -             -
12/13/05   Lorton / Pohick Rd & I95                     -        1,167       4,582            -             -
12/16/05   Pico Rivera / Washington Blvd                -        4,719      11,012            -             -
12/27/05   Queens Village / Jamaica Ave                 -        3,409       5,494            -             -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                        Gross Carrying Amount
                                                         At December 31, 2005
   Date                                            --------------------------------    Accumulated
 Acquired              Description                   Land     Buildings      Total    Depreciation
--------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

5/3/05     Bricktown / Burnt Tavern Rd            3,522       8,251       11,773          218
5/3/05     JacksonTwnshp/N.County Line Rd         1,555       3,662        5,217           97
5/16/05    Methuen / Pleasant Valley St           2,263       4,540        6,803          115
5/19/05    Libertyville / Kelley Crt              2,042       4,803        6,845          121
5/19/05    Joliet / Essington                     1,434       3,413        4,847           85
6/15/05    Atlanta/Howell Mill Rd NW              1,864       4,381        6,245           96
6/15/05    Smyrna / Herodian Way SE               1,294       3,060        4,354           66
7/7/05     Lithonia / Minola Dr                   1,273       3,021        4,294           58
7/13/05    Kennesaw / Bells Ferry Rd NW           1,264       2,994        4,258           56
7/27/05    Atlanta / Monroe Dr NE                 2,914       6,829        9,743          117
8/11/05    Suwanee / Old Peachtree Rd NE          1,914       4,504        6,418           60
9/7/05     Brandon / Providence Rd                2,592       6,070        8,662           76
9/15/05    Woodstock / Hwy 92                     1,251       2,960        4,211           30
9/22/05    Charlotte / W. Arrowood Rd             1,426       3,339        4,765           34
10/4/05    Jacksonville Beach / Beach Bl          2,552       5,984        8,536           58
10/5/05    Bronx / Brush Ave                      4,517      10,581       15,098          101
10/11/05   Austin / E. Ben White Blvd               213       3,461        3,674          267
10/12/05   Deerfield Beach/S. Powerline R         3,365       7,874       11,239           69
10/14/05   Cooper City / Sheridan St              3,035       7,092       10,127           61
10/19/05   Staten Island / Veterans Rd W.         3,599       8,430       12,029           67
10/19/05   Pittsburg / LoveridgeCenter            3,602       8,449       12,051           68
10/21/05   Norristown / W.Main St                 1,465       4,818        6,283           37
11/1/05    Miller Place / Route 25A               2,757       6,459        9,216           42
11/17/05   Miami / Biscayne Blvd (Omni)           7,434      17,268       24,702           83
11/30/05   Manchester / Taylor St                 1,305       3,030        4,335           10
12/6/05    Buffalo Grove/E. Aptakisic Rd          1,986       4,635        6,621           13
12/13/05   Lorton / Pohick Rd & I95               1,167       4,582        5,749           17
12/16/05   Pico Rivera / Washington Blvd          4,719      11,012       15,731           19
12/27/05   Queens Village / Jamaica Ave           3,409       5,494        8,903            2


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Adjustments
                                                                  Initial Cost                        Resulting from
                                                            --------------------------                the Acquisition
   Date                                           Encum-                 Buildings &     Subsequent    of Minority
 Acquired              Description                brances        Land    Improvements  to Acquisition   interests
---------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
                                               ----------------------------------------------------------------------

Other Properties

           Glendale/Western Avenue                      -        1,622       3,771       14,287             -
12/13/99   Burlingame (Commercial & PUD)                -        4,043       9,434          328             -
4/28/00    San Diego/Sorrento                           -        1,282       3,016          268             -
6/1/98     Renton / Sw 39th St.                         -          725       2,196           52             -
6/29/98    Pompano Bch/Center Port Circle               -          795       2,312           25             -
12/30/99   Tamarac Parkway                              -        1,902       4,467        1,350             -
12/29/00   Gardena                                      -        1,737       5,456           30             -
4/2/02     Long Beach                                   -          887       6,251           16             -

           Construction in Progress                     -            -           -       54,472             -



                                              -----------------------------------------------------------------------
                                                 $127,247   $1,500,069  $3,518,756     $647,233      $318,898
                                              =======================================================================


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                       Gross Carrying Amount
                                                        At December 31, 2005
   Date                                           --------------------------------    Accumulated
 Acquired              Description                  Land     Buildings      Total    Depreciation
-------------------------------------------------------------------------------------------------
                                                        (Dollar amounts in thousands)
                                               -------------------------------------------------

Other Properties

           Glendale/Western Avenue               1,615      18,065       19,680       16,120
12/13/99   Burlingame (Commercial & PUD)         4,044       9,761       13,805        2,369
4/28/00    San Diego/Sorrento                    1,024       3,542        4,566          955
6/1/98     Renton / Sw 39th St.                    725       2,248        2,973          765
6/29/98    Pompano Bch/Center Port Circle          795       2,337        3,132          731
12/30/99   Tamarac Parkway                       1,890       5,829        7,719          773
12/29/00   Gardena                               1,737       5,486        7,223          890
4/2/02     Long Beach                              887       6,267        7,154          493

           Construction in Progress                  -      54,472       54,472            -



                                            -----------------------------------------------------
                                            $1,540,357  $4,444,599   $5,984,956   $1,500,128
                                            =====================================================
