Form 10-K/A
period 2005-12-31
PUBLIC STORAGE INC /CA
filed 2006-03-24
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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

None.

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2005 ("2005 10-K") to correct a typographical error in Exhibit 23, Consent of Independent Registered Public Accounting Firm, relating to the registration statements covered by the incorporation by reference. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are also filed as exhibits.

For purposes of this Form 10K/A and in accordance with Rule 12b-15 under the Exchange Act, Exhibit 23 is amended and restated in its entirety. No other information contained in the original filing is amended hereby, and this Amendment does not reflect events occurring after March 15, 2006, the date of the original filing, or modify or update any other disclosures in the original 2005 10-K.

                              PUBLIC STORAGE, INC.

                              INDEX TO EXHIBITS(1)

                           (Items 15(a)(3) and 15(c))

23       Consent of Independent Auditors.  Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(1)  SEC File No. 001-08389 unless otherwise indicated.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     PUBLIC STORAGE, INC.

Dated: March 23, 2006

                                                    By:/s/ John Reyes
                                                       -------------------
                                                       John Reyes
                                                       Chief Financial Officer
                                                       and Senior Vice President