Form 10-Q
period 2006-03-31
PUBLIC STORAGE INC /CA
filed 2006-05-10
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389
                         ------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

           California                                95-3551121
           -----------                               ----------
 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)

 701 Western Avenue, Glendale, California                 91201-2349
-------------------------------------------            ---------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's common stock, as of May 8, 2006:

Common Stock, $.10 par value per share - 129,309,950 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                                       Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
              March 31, 2006 and December 31, 2005                                         1

           Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2006 and 2005                                   2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Three Months Ended March 31, 2006                                    3

           Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2006 and 2005                       4 - 5

           Notes to Condensed Consolidated Financial Statements                       6 - 33

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          34 - 62

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                     62

Item 4.    Controls and Procedures                                                        62

PART II.   OTHER INFORMATION (Items 3 through 5 are not applicable)

Item 1.    Legal Proceedings                                                              63

Item 1A.   Risk Factors                                                              63 - 69

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                    69

Item 6.    Exhibits                                                                  69 - 76


                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                        March 31,          December 31,
                                                                                         2006                 2005
                                                                                 ------------------   -------------------

                                       ASSETS

Cash and cash equivalents....................................................      $     382,329        $     493,501
Real estate facilities, at cost:
   Land......................................................................          1,564,937            1,540,357
   Buildings.................................................................          4,466,239            4,390,127
                                                                                 ------------------   -------------------
                                                                                       6,031,176            5,930,484
   Accumulated depreciation..................................................         (1,547,708)          (1,500,128)
                                                                                 ------------------   -------------------
                                                                                       4,483,468            4,430,356
   Construction in process...................................................             54,915               54,472
                                                                                 ------------------   -------------------
                                                                                       4,538,383            4,484,828

Investment in real estate entities...........................................            305,558              328,555
Goodwill.....................................................................             78,204               78,204
Intangible assets, net.......................................................             96,430               98,081
Other assets.................................................................             69,700               69,317
                                                                                 ------------------   -------------------
              Total assets...................................................      $   5,470,604        $   5,552,486
                                                                                 ==================   ===================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................      $     106,200        $     113,950
Debt to joint venture partner................................................             35,740               35,697
Preferred stock called for redemption........................................                  -              172,500
Accrued and other liabilities................................................            153,159              159,360
                                                                                 ------------------   -------------------
         Total liabilities...................................................            295,099              481,507

Minority interest:
   Preferred partnership interests...........................................            225,000              225,000
   Other partnership interests...............................................             32,789               28,970
Commitments and contingencies (Note 14)......................................                  -                    -
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,702,536 shares issued (in series) and outstanding, (1,698,336 at
     December 31, 2005) at liquidation preference............................          2,603,400            2,498,400

   Common Stock, $0.10 par value, 200,000,000 shares authorized, 128,162,629
     shares issued and outstanding (128,089,563 at December 31, 2005)........             12,816               12,809
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,744.193 shares issued and outstanding.................................                  -                    -
   Paid-in capital...........................................................          2,428,424            2,430,671
   Cumulative net income.....................................................          3,303,482            3,189,266
   Cumulative distributions paid.............................................         (3,430,406)          (3,314,137)
                                                                                 ------------------   -------------------
         Total shareholders' equity..........................................          4,917,716            4,817,009
                                                                                 ------------------   -------------------
              Total liabilities and shareholders' equity.....................      $   5,470,604        $   5,552,486
                                                                                 ==================   ===================

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                              For the Three Months Ended March 31,
                                                                            ----------------------------------------
                                                                                    2006                  2005
                                                                            -----------------     ------------------
Revenues:
   Rental income:
      Self-storage facilities.........................................        $      251,512         $     227,346
      Commercial properties...........................................                 2,992                 2,848
      Containerized storage facilities................................                 3,930                 3,837
   Ancillary operations...............................................                15,174                14,018
   Interest and other income..........................................                 5,075                 2,893
                                                                            -----------------     ------------------
                                                                                     278,683               250,942
                                                                            -----------------     ------------------
Expenses:
  Cost of operations (excluding depreciation and amortization below):
      Self-storage facilities.........................................                87,735                81,644
      Commercial properties...........................................                 1,348                 1,127
      Containerized storage facilities................................                 3,310                 2,742
      Ancillary operations............................................                10,616                10,417
  Depreciation and amortization.......................................                50,049                47,938
  General and administrative..........................................                 6,779                 5,141
  Interest expense....................................................                 1,557                 1,663
                                                                            -----------------     ------------------
                                                                                     161,394               150,672
                                                                            -----------------     ------------------
Income from continuing operations before equity in earnings of real
   estate entities and minority interest in income....................               117,289               100,270


Equity in earnings of real estate entities (Note 5)...................                 3,466                 5,678
Minority interest in income:
  Preferred partnership interests:
     Based on ongoing distributions paid..............................                (3,591)               (5,375)
     Allocation of redemption costs (Note 9)..........................                     -                  (874)
  Other partnership interests.........................................                (3,568)               (4,395)
                                                                            -----------------     ------------------
Income from continuing operations.....................................               113,596                95,304
Cumulative effect of change in accounting principle (Note 12)........                    578                     -
Discontinued operations (Note 3)......................................                    42                 1,107
                                                                            -----------------     ------------------
Net income............................................................        $      114,216         $      96,411
                                                                            =================     ==================
Net income allocation:
----------------------
   Allocable to preferred shareholders:
     Based on distributions paid......................................        $       46,615         $      40,413
     Based on redemptions of preferred stock (Note 2).................                     -                 1,904
   Allocable to Equity Stock, Series A................................                 5,356                 5,375
   Allocable to common shareholders...................................                62,245                48,719
                                                                            -----------------     ------------------
                                                                              $      114,216         $      96,411
                                                                            =================     ==================
Net income per common share - basic
   Continuing operations..............................................        $         0.49        $         0.37
   Discontinued operations............................................                     -                  0.01
                                                                            -----------------     ------------------
                                                                              $         0.49        $         0.38
                                                                            =================     ==================
Net income per common share - diluted
   Continuing operations..............................................        $         0.48        $         0.37
   Discontinued operations............................................                     -                  0.01
                                                                            -----------------     ------------------
                                                                              $         0.48        $         0.38
                                                                            =================     ==================
Net income per depositary share of Equity Stock, Series A (basic and
   diluted)...........................................................        $         0.61        $         0.61
                                                                            =================     ==================
Basic weighted average common shares outstanding......................               128,122               128,586
                                                                            =================     ==================
Diluted weighted average common shares outstanding....................               129,009               129,175
                                                                            =================     ==================
Weighted average shares of Equity Stock, Series A (basic and diluted).                 8,744                 8,776
                                                                            =================     ==================


                             See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                                 Cumulative                                        Cumulative Net
                                                              Preferred Stock    Common Stock    Paid-in Capital       Income
                                                            ------------------- --------------  ----------------   ---------------
Balances at December 31, 2005.............................      $  2,498,400      $     12,809     $  2,430,671      $  3,189,266

Issuance of cumulative preferred stock:
   Series H (4,200 shares)..............................             105,000                 -           (3,508)                -

Issuance of common stock in connection with:
   Exercise of employee stock options (54,857 shares).....                 -                 5            1,536                 -
   Vesting of restricted stock (18,209 shares) ...........                 -                 2               (2)                -

Stock based compensation expense (Note 12) ...............                 -                 -             (273)                -

Net income................................................                 -                 -                -           114,216

Cash distributions:
   Cumulative preferred stock (Note 10)...................                 -                 -                -                 -
   Equity Stock, Series A ($0.61 per depositary share)....                 -                 -                -                 -
   Common Stock ($0.50 per share).........................                 -                 -                -                 -
                                                            ------------------- --------------  ----------------   ---------------
Balances at March 31, 2006................................      $  2,603,400      $     12,816     $  2,428,424      $  3,303,482
                                                             =================  ==============  ================   ===============




                                                                                    Total
                                                                Cumulative      Shareholders'
                                                              Distributions         Equity
                                                             ---------------    --------------
Balances at December 31, 2005.............................     $ (3,314,137)     $  4,817,009

Issuance of cumulative preferred stock:
   Series H (4,200 shares)..............................                  -           101,492

Issuance of common stock in connection with:
   Exercise of employee stock options (54,857 shares).....                -             1,541
   Vesting of restricted stock (18,209 shares) ...........                -                 -

Stock based compensation expense (Note 12) ...............                -              (273)

Net income................................................                -           114,216

Cash distributions:
   Cumulative preferred stock (Note 10)...................          (46,615)          (46,615)
   Equity Stock, Series A ($0.61 per depositary share)....           (5,356)           (5,356)
   Common Stock ($0.50 per share).........................          (64,298)          (64,298)
                                                             ---------------    --------------
Balances at March 31, 2006................................     $ (3,430,406)     $  4,917,716
                                                             ===============    ==============



                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                   ------------------------------
                                                                                         2006            2005
                                                                                   --------------   -------------
Cash flows from operating activities:
   Net income..................................................................      $  114,216      $   96,411
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium (Note 7)......................................            (236)           (327)
    Excess of effective interest over cash interest paid on debt to joint
       venture partner (Note 8) ..............................................               43              43
    Depreciation and amortization...........................................             50,049          47,938
    Equity in earnings of Real Estate Entities..............................             (3,466)         (5,678)
    Distributions received from the Real Estate Entities (Note 5)...........              5,776           4,537
    Minority interest in income.............................................              7,159          10,644
    Depreciation and gain on sale of non-real estate assets associated with
       discontinued operations (Note 3).....................................                 21          (1,076)
    Other operating activities..............................................            (10,729)         (3,517)
                                                                                   --------------   -------------

       Total adjustments....................................................             48,617          52,564
                                                                                   --------------   -------------
       Net cash provided by operating activities............................            162,833         148,975
                                                                                   --------------   -------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................             (8,379)         (6,806)
    Construction in process.................................................            (21,188)         (9,254)
    Acquisition of minority interests (Note 9)..............................                  -          (4,366)
    Acquisition of real estate facilities...................................            (46,489)        (23,751)
    Cash of entities consolidated pursuant to EITF Topic 04-5 (Note 2)......              2,865               -
    Proceeds from the sale of real estate and real estate investments.......              1,970               -
    Maturity of held to maturity debt securities  (Note 2) .................              2,359           1,177
    Acquisition of held to maturity debt securities (Note 2)................                  -          (3,345)
    Other investing activities..............................................                  -            (184)
                                                                                   --------------   -------------
       Net cash used in investing activities................................            (68,862)        (46,529)
                                                                                   --------------   -------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................            (12,104)        (12,024)
    Net proceeds from the issuance of common stock..........................              1,541           3,894
    Net proceeds from the issuance of cumulative preferred stock............            101,492         130,547
    Repurchase of common stock..............................................                  -          (2,971)
    Redemption of cumulative preferred stock................................           (172,500)        (54,892)
    Redemption of preferred partnership interest............................                  -         (85,000)
    Distributions paid to shareholders......................................           (116,269)       (103,860)
    Distributions paid to holders of preferred partnership interests (Note
       9)...................................................................             (3,591)         (5,375)
    Distributions paid to minority interests................................             (3,712)         (4,016)
    Net proceeds from financing through acquisition joint venture (Note 8)..                  -          19,429
                                                                                   --------------   -------------
       Net cash used in financing activities................................           (205,143)       (114,268)
                                                                                   --------------   -------------
Net decrease in cash and cash equivalents...................................           (111,172)        (11,822)
Cash and cash equivalents at the beginning of the year......................            493,501         366,255
                                                                                   --------------   -------------
Cash and cash equivalents at the end of the year............................         $  382,329      $  354,433
                                                                                   ==============   =============


                             See accompanying notes.
                                        4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)



Supplemental schedule of non-cash investing and financing activities:
    Real estate acquired in exchange for assumption of mortgage note...........      $   (4,590)     $        -
    Mortgage note assumed in connection with  acquisition of real estate.......           4,590               -
    Consolidation of entities pursuant to Emerging Issues Task Force Topic 04-5
     (Note 2):
       Minority interest.......................................................           3,963               -
       Real estate facilities..................................................         (22,459)              -
       Investments.............................................................          20,687               -
       Other Assets............................................................           (167)               -

       Accrued and Other Liabilities...........................................            841                -

    Retirement of common stock and Equity Stock, Series A, received as a distribution from affiliated entities (Note 5):
       Common stock.........................................................                  -            (64)
       Additional paid-in capital...........................................                  -        (14,456)
       Investment in real estate entities...................................                  -          14,520


                             See accompanying notes.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

              At March 31, 2006, we had direct and indirect equity interests in 1,524 self-storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 19 million net rentable square feet of commercial space located in 10 states.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

              Certain amounts previously reported have been reclassified to conform to the March 31, 2006 presentation. In previous presentations, net income from our truck rental, merchandise sales, and property management operations were included on a net basis in "Interest and other income" in our consolidated statements of income. In our current presentation, revenues with respect to each of these operations, along with revenues from our tenant reinsurance operations, are included under the caption "Revenues: Ancillary operations" and the related cost of operations are included in "Expenses: Cost of operations - Ancillary operations" on our condensed consolidated statements of income. Certain reclassifications have also been made from previous presentations as a result of discontinued operations (See Note 3).

     Consolidation Policy
     --------------------

              Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial Accounting Standards Board's Interpretation No. 46R, "Consolidation of Variable Interest Entities," they represent Variable Interest Entities. Variable Interest Entities in which we are the primary beneficiary are consolidated. Entities that are not Variable Interest Entities that we control are consolidated. For purposes of determining control, when we are the general partner, we are considered to control the partnership unless the limited partners possess substantial "kick-out" or "participative" rights as defined in Emerging Issues Task Force Statement 04-5 - "Determining whether a general partner or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights" ("EITF 04-5"). All significant intercompany balances and transactions have been eliminated.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              In accordance with the guidance of EITF 04-5, effective January 1, 2006 we commenced consolidating the accounts of three partnerships that we previously accounted for on the equity method. Our investment in these entities totaling $20,687,000 was allocated to the cash, other assets, liabilities, and minority interests of these entities as described in the table below.

                                          Total
                                     ------------
    Real estate facilities....       $   22,459
    Cash......................            2,865
    Other assets..............              167
    Accrued and other liabilities          (841)
    Minority interest ........           (3,963)
                                     ------------
                                     $   20,687
                                    =============

              We have determined that we have no Variable Interest Entities for any periods presented. We control 37 entities and, accordingly, the consolidated financial statements include the accounts of these entities (the "Consolidated Entities") as well as those of the Company. Collectively, the Company and the Consolidated Entities own a total of 1,493 real estate facilities, consisting of 1,486 self-storage facilities, three industrial facilities used by the containerized storage operations and four commercial properties.

              At March 31, 2006, we had equity investments in five limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 22 self-storage facilities, which are managed by the Company. In addition, at March 31, 2006, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 17.9 million net rentable square feet of commercial space at March 31, 2006. Our investment in these limited partnerships and PSB (collectively, the "Unconsolidated Entities") are accounted for using the equity method.

     Use of Estimates
     ----------------

              The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2006 and, accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other financial instruments included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. At March 31, 2006, we believe that the carrying value of our notes payable is, in aggregate, approximately $1.0 million higher than their fair value.

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

              Included in cash and cash equivalents at March 31, 2006 is $22,585,000 ($18,962,000 at December 31, 2005 held by our captive insurance entities. Other assets at March 31, 2006 include investments totaling $17,479,000 ($19,838,000 at December 31, 2005) in held to maturity Federal government agency securities stated at amortized cost, which approximates fair value. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities.

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

              During the year ended December 31, 2004, the Acquisition Joint Venture acquired two facilities directly from third parties at an aggregate cost of $9,086,000. We account for our investment with respect to these facilities using the equity method, with our pro rata share of the income from these facilities recorded as "Equity in earnings of real estate entities" on our condensed consolidated statements of income. See Note 5 for further discussion of these amounts.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              In December 2004, we sold seven facilities to the Acquisition Joint Venture for an aggregate of $22,993,000. During the first quarter of 2005, we sold an interest in three additional facilities to the Acquisition Joint Venture for an aggregate of approximately $27,755,000. Due to our continuing interest in these facilities and the likelihood that we will exercise our option to acquire our partner's interest, we have accounted for our partner's investment ($35,740,000 and $35,697,000 at March 31, 2006 and December 31, 2005, respectively) in these facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these ten facilities is accounted for as a liability on our condensed consolidated balance sheet under the caption "Debt to joint venture partner," with our partner's share of operations with respect to these ten facilities accounted for as interest expense on our condensed consolidated statements of income. Quarterly we review the fair value of this liability and to the extent fair value exceeds the carrying value of the liability an adjustment will be made to increase the liability to fair value; no adjustments were necessary during 2005 or for the three months ended March 31, 2006 (See Note 8).

     Evaluation of Asset Impairment
     ------------------------------

              We evaluate impairment of goodwill annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluation at December 31, 2005.

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairments were identified from our evaluations as of March 31, 2006.

     Accounting for Stock-Based Compensation
     ---------------------------------------

              We utilize the Fair Value Method (as defined in Note 12) of accounting for our employee stock options. Restricted stock unit expense is recorded over the relevant vesting period. See Note 12 for a full discussion of our accounting with respect to employee stock options and restricted stock units.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

     Other Assets
     ------------

              Other assets primarily consists of prepaid expenses, investments in held to maturity debt securities (described below), accounts receivable, assets associated with our containerized storage business, merchandise inventory and rental trucks.

              Included in depreciation  and  amortization  expense for the three
     months  ended  March  31,  2006  and  2005,  is  $839,000  and   $1,961,000
     respectively, related to depreciation of other assets.

              Other assets at March 31, 2006 also includes investments totaling $17,479,000 ($19,838,000 at December 31, 2005) in held to maturity debt securities stated at amortized cost, which approximates fair value.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of real and personal property tax accruals, prepayments of rents, trade payables, losses and loss adjustment liabilities from our insurance programs (described below), and accrued interest. Prepaid rent totals $28,105,000 at March 31, 2006 ($26,145,000 at December 31, 2005).

              STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a wholly owned subsidiary of the Company with respect to these insurance activities for policy periods following March 31, 2004. We also utilize other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 14. STOR-Re and PSIC-H accrue liabilities for covered losses and loss adjustment expense, which at March 31, 2006 totaled $31,830,000 ($32,797,000 at December 31, 2005) with respect to insurance provided to the Company and its affiliates.

              Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates. While we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are reviewed quarterly.

              PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to March 31, 2004. PSIC-H succeeded PSIC with respect to these tenant re-insurance activities effective April 1, 2004. Prior to January 1, 2006 both of these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Commencing January 1, 2006, PSIC-H covers losses up to $1,500,000 with third party insurers covering the next $9,000,000 from any individual event. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant re-insurance operations. Losses exceeding the third-party insurers limit are the responsibility of PSIC-H.

              The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $4,795,000 at March 31, 2006 ($4,773,000 at December 31, 2005).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

     Intangible Assets and Goodwill
     ------------------------------

              Intangible assets consist of property management contracts ($165,000,000) that were acquired in 1995 and are net of accumulated amortization of $68,570,000 ($66,919,000 at December 31, 2005). Included in depreciation and amortization expense for each of the three month periods ended March 31, 2006 and 2005 is $1,651,000, respectively, with respect to the amortization of property management contracts. These assets have a defined life and are amortized on a straight-line basis over a 25-year period.

              Goodwill ($94,719,000) represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our Goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Goodwill is net of accumulated amortization of $16,515,000 at March 31, 2006 and December 31, 2005. Our goodwill has an indeterminate life and, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, amortization of goodwill ceased effective January 1, 2002.

     Revenue and Expense Recognition
     -------------------------------

              Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as income when collected. Tenant reinsurance premiums are recognized as premium revenue when earned. Revenues from merchandise sales and truck rentals are recognized when earned. Interest income is recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Entities.

              We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

              Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year. Television, yellow page, and other advertising expense totaled $8,701,000 and $7,571,000 for the three months ended March 31, 2006 and 2005, respectively.

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

     Net Income per Common Share
     ---------------------------

              Distributions paid to the holders of our Cumulative Preferred Stock totaled $46,615,000 and $40,413,000 for the three months ended March 31, 2006 and 2005, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

              In conformity with the SEC Observer's clarification, an additional $1,904,000 was allocated to preferred stockholders for the three months ended March 31, 2005 (none for March 31, 2006), for the excess of the redemption amount over the carrying amount of our Cumulative Preferred
     Stock. It is our policy to record such allocations at the time the securities are called for redemption.

              Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A, was allocated net income of $5,356,000 and $5,375,000 for each of the three months ended March 31, 2006 and 2005, respectively. The remaining $62,245,000 and $48,719,000 for the three months ended March 31, 2006 and 2005, respectively, was allocated to the regular common shareholders.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities as described in Note 10 for the three months ended March 31, 2006 and 2005, as these shares of common stock are eliminated in consolidation.

3.       Discontinued Operations
         -----------------------

              We segregate all of our disposed components that have operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              Since January 1, 2002, we closed a total of 43 containerized storage facilities that were determined to be non-strategic (the "Closed Facilities"). As the decision was made to close each facility, the related assets were evaluated for recoverability and asset impairment charges were recorded for the excess of these assets' net book value over their fair value (less costs to sell), determined based upon recent selling prices for similar assets. No asset impairment or lease termination charges were recorded during 2005 or for the three months ended March 31, 2006.

              During the first quarter of 2005, we sold the non-real estate assets of six of the Closed Facilities, resulting in a gain on sale of approximately $1,143,000.

              During July 2005, in an eminent domain proceeding, one of our self-storage facilities located in the Portland, Oregon market was condemned. We received the proceeds, totaling $6.6 million, from the disposal of this facility during the third quarter of 2005 and recorded a gain of $5.2 million.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              During the first quarter of 2006, we were notified that a self-storage facility in Seattle, Washington is to be condemned. We expect the condemnation to be completed by the third quarter of 2006, with an expected gain on sale of approximately $2 million.

              Collectively the Portland and Seattle self-storage facilities are referred to as "the Eminent Domain Facilities". The operations of these facilities prior to their disposition are classified as "discontinued operations" for all periods presented on our condensed consolidated statements of income and included under "Eminent Domain Facilities" in the table below.

              The following table summarizes the historical operations of each component of our discontinued operations:

Discontinued Operations:

                                          Three Months
                                          Ended March 31,
                                    -------------------------
                                        2006           2005
                                    -----------   -----------
                                     (Amounts in thousands)
Rental income (a):
  Eminent Domain Facilities.......    $   113      $   248
  Closed Facilities...............          -           95
                                    -----------   -----------
Total rental income...............        113          343
                                    -----------   -----------

Cost of operations (a):
  Eminent Domain Facilities.......         50          118
  Closed Facilities...............          -          194
                                    -----------   -----------
Total cost of operations..........         50          312
                                    -----------   -----------

Depreciation expense (a):
  Eminent Domain Facilities.......         21           38
  Closed Facilities...............          -           29
                                    -----------   -----------
Total depreciation ...............         21           67

Other items (b)...................          -        1,143
                                    -----------   -----------
Net discontinued operations (c)...    $    42      $ 1,107
                                     ==========   ==========

(a) These amounts represent the historical operations of the Eminent Domain Facilities and the Closed Facilities, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) During the quarter ended March 31, 2005, assets of the Closed Facilities were sold, resulting in a gain on sale of approximately $1,143,000.

(c) Earnings per share for the three months ended 2005, were increased by $0.01 per share (none for the three months ended March 31, 2006), due to the impact from discontinued operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

4.       Real Estate Facilities
         ----------------------

              Activity in real estate facilities is as follows:

                                                              Three Months Ended
                                                                March 31, 2006
                                                             -------------------
                                                                (In thousands)
Real estate facilities, at cost:
   Balance at December 31, 2005........................        $    5,930,484
   Facilities consolidated pursuant to EITF 04-5 (Note 2)              22,459
   Newly developed facilities opened for operations....                18,775
   Acquisition of real estate facilities...............                51,079
   Capital improvements................................                 8,379
                                                            -------------------
   Balance at March 31, 2006...........................             6,031,176
                                                            -------------------
Accumulated depreciation:
   Balance at December 31, 2005........................            (1,500,128)
   Additions during the year...........................               (47,580)
                                                            -------------------
   Balance at March 31, 2006...........................            (1,547,708)
                                                            -------------------

Construction in process:
   Balance at December 31, 2005........................                54,472
   Current development.................................                21,188
   Dispositions........................................                (1,970)
   Newly developed facilities opened for operations....               (18,775)
                                                            -------------------
   Balance at March 31, 2006...........................                54,915
                                                            -------------------
Total real estate facilities at March 31, 2006.........        $    4,538,383
                                                            ===================


              During the three months ended March 31, 2006, we opened one newly developed self-storage facility (89,000 net rentable square feet) for an aggregate cost of $9,343,000. We also completed two projects which converted space previously used by our containerized storage business into 70,000 net rentable square feet of self-storage space for an aggregate cost of $4,643,000. In addition, we completed one expansion project to an existing self-storage facility adding 16,000 net rentable square feet for an aggregate of $2,126,000, and we incurred trailing development costs with respect to development projects completed in prior years, for an aggregate net cost of $2,663,000.

              During the three months ended March 31, 2006, we disposed of a parcel of land for an aggregate of $1,970,000. The net proceeds were equal to the book value of this parcel; accordingly, no gain or loss was recorded.

              During the three months ended March 31, 2006, we acquired six self-storage facilities (380,000 net rentable square feet) from third parties at an aggregate cost of $51,079,000, consisting of $46,489,000 in cash and assumed mortgage debt totaling $4,590,000.

              Construction in process at March 31, 2006 consists primarily of three self-storage facilities (248,000 net rentable square feet) with costs incurred of $39,893,000 at March 31, 2006 and total estimated costs to complete of $11,446,000, 46 projects (2,802,000 net rentable square feet) which expand or enhance the visual and structural appeal of our existing self-storage facilities with cost incurred of $7,612,000 at March 31, 2006 and total estimated costs to complete of $222,963,000, and five projects (419,000 net rentable square feet) to convert space at former containerized storage facilities into self-storage space with cost incurred of $1,788,000 at March 31, 2006 and total estimated costs to complete of $15,314,000.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized during the three months ended March 31, 2006 and 2005 was $716,000 and $665,000, respectively.

5.       Investment in Real Estate Entities
         ----------------------------------

              At March 31, 2006, our investments in real estate entities consist of ownership interests in the Unconsolidated Entities. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the entities. The accounting policies of these entities are similar to the Company's.

              For the three months ended March 31, 2006, we recognized earnings from our investments of $4,501,000 as compared to $5,678,000 for the same period in 2005. For the three months ended March 31, 2006 and 2005, equity in earnings includes an increase of $312,000 and $1,265,000, respectively, for our pro rata share of PSB's gain on sale of real estate assets. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

              We received cash distributions from our investments for the three months ended March 31, 2006 and 2005, in the amount of $5,776,000 and $4,537,000, respectively.

              The following table sets forth our investments in real estate entities at March 31, 2006 and December 31, 2005, and our equity in earnings of real estate entities for the three months ended March 31, 2006 and 2005 (amounts in thousands):

                                                                                     Equity in Earnings of Real
                                            Investments in Real Estate               Estate Entities for the
                                                   Entities at                     Three Months Ended March 31,
                                   ---------------------------------------    ----------------------------------
                                          March 31,        December 31,
                                             2006            2005                   2006           2005
                                   -----------------  -----------------      -------------  ---------------
   PSB (a).......................   $      287,980     $     288,694          $     2,976     $     4,209
   Acquisition Joint Venture.....            2,871             2,865                   6             (15)
   Other Investments (b).........           14,707            36,996                  484           1,484
                                   -----------------  -----------------      -------------  ---------------
     Total.......................   $      305,558     $     328,555          $     3,466     $     5,678
                                  ================    =================      =============  ================

(a) Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata impact from these items resulted in an increase of equity in earnings of $312,000 and $1,265,000 for the three months ended March 31, 2006 and 2005, respectively.


(b) As described in Note 2, effective January 1, 2006 we commenced consolidating the accounts of three limited partnerships that we previously had accounted for on the equity method. As a result, we decreased our investment in these partnerships by approximately $20,687,000 on January 1, 2006.

     Investment in PSB
     -----------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of March 31, 2006. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both March 31, 2006 and December 31, 2005; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at March 31, 2006 ($55.92 per share of PSB common stock), the shares and units had a market value of approximately $711.5 million as compared to a book value of $288.0 million.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              At March 31, 2006, PSB owned approximately 17.9 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth the condensed statements of operations for each of the three month periods ended March 31, 2006 and 2005 (as restated for discontinued operations), and the condensed balance sheets of PSB at March 31, 2006 and December 31, 2005. The amounts below represent 100% of PSB's balances and not our pro rata share.


                                                            Three Months Ended March 31,
                                                       ----------------------------------------
                                                               2006               2005
                                                       -------------------  -------------------
                                                             (Amounts in thousands)
   Total revenue....................................     $       58,903      $       53,908
   Cost of operations and other operating expenses..            (19,596)            (17,308)
   Other income and expense, net....................              1,487                 116
   Depreciation and amortization....................            (20,586)            (18,426)
   Discontinued operations (a)......................                458               2,958
   Minority interest................................             (4,349)             (4,155)
                                                       -------------------  -------------------
     Net income.....................................     $       16,317      $       17,093
                                                       ===================  ===================


                                                           March 31,              December 31,
                                                              2006                    2005
                                                       -------------------  -------------------
                                                             (Amounts in thousands)
   Total assets (primarily real estate).............     $    1,453,015      $    1,463,678
   Total debt.......................................             25,726              25,893
   Other liabilities................................             41,433              39,126
   Preferred equity and preferred minority interest.            729,100             729,100
   Common equity and common minority interest.......            656,756             669,559


(a) Included in discontinued operations for the three months ended March 31, 2006 is a net gain on disposition of real estate of $711,000 ($2,914,000 for the same period in 2005).

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              The following table sets forth certain condensed financial information (representing 100% of this entity's balances and not our pro rata share) with respect to the two self-storage facilities acquired by the Acquisition Joint Venture that we account for using the equity method of accounting:

                                                                   Three Months Ended March 31,
                                                            --------------------------------------------
                                                                     2006                  2005
                                                            -------------------   ----------------------
                                                                    (Amounts in thousands)
   Total revenue........................................      $          354        $          305
   Cost of operations and other expenses................                (134)                 (120)
   Depreciation and amortization........................                 (69)                  (66)
                                                            -------------------   ----------------------
     Net income.........................................      $          151        $          119
                                                            ===================  ======================


                                                                At March 31,           At December 31,
                                                                    2006                   2005
                                                            -------------------   ----------------------
                                                                    (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $        9,202        $        8,974
   Liabilities..........................................                  87                    62
   Partners' equity.....................................               9,115                 8,912

     Other Investments
     -----------------

              The Other Investments consist primarily of an average approximately 24% common equity ownership during the three months ended March 31, 2006 and 2005, in four limited partnerships (collectively, the "Other Investments") owning an aggregate of 20 storage facilities.

              The  following  table  sets  forth  certain  condensed   financial
     information (representing 100% of these entities' balances and not our pro rata share) with respect to Other Investments:

                                                                 Three Months Ended March 31,
                                                             -------------------------------------
                                                                    2006               2005
                                                             ------------------  -----------------
                                                                  (Amounts in thousands)
   Total revenue........................................      $        3,937      $        3,664
   Cost of operations and other expenses................              (1,538)             (1,555)
   Depreciation and amortization........................                (423)               (428)
                                                            ------------------  -----------------
     Net income.........................................      $        1,976      $        1,681
                                                             ================   ===================

                                                                  March 31,             December 31,
                                                                     2006                   2005
                                                            ------------------  -----------------
                                                                  (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       39,685      $       39,813
   Other liabilities....................................               1,058               1,178
   Partners' equity.....................................              38,627              38,635


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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at March 31, 2006. At March 31, 2006 and at May 8, 2006, we had no outstanding borrowings on our line of credit.

              At March 31, 2006 and May 8, 2006, we had undrawn standby letters of credit totaling $17,919,000. The beneficiaries of these standby letters of credit were certain insurance companies associated with our captive insurance and tenant re-insurance activities.

7.       Notes Payable
         -------------

              Notes payable at March 31, 2006 and December 31, 2005 consist of the following:

                                                                         Carrying Amount
                                                                 ------------------------------
                                                                   March 31,       December 31,
                                                                       2006           2005
                                                                 ---------------  -------------
                                                                     (Amounts in thousands)
Unsecured senior notes:

  7.66% note due January 2007.............................       $     11,200      $     22,400

Mortgage notes payable:

  5.58% mortgage note secured by a real estate facility
  with a net book value of $9.1 million, principal and
  interest payable monthly, due in September 2013.........              4,573                 -

  7.134% and 8.75% mortgage notes secured by two real estate facilities with a net book value of $10.7 million, principal and interest payable monthly, due at varying dates between
  October 2009 and September 2028.........................              1,443             1,484

  5.05% mortgage notes (including unamortized note premium of
  $1.8 million) secured by 25 real estate facilities with a
  net book value of $95.4 million, principal and interest due monthly,  due at varying dates  between  October 2010 and
  May 2023................................................             37,825             38,568

  5.25% mortgage notes (including unamortized note premium
  of $3.4 million) secured by seven real estate facilities
  with a net book value of $90.0 million, principal and
  interest due monthly, due at varying dates between
 June 2011 and July 2013..................................             51,159            51,498
                                                                 ---------------  -------------
        Total notes payable..............................        $    106,200       $   113,950
                                                                 ===============  =============


              All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at March 31, 2006.

              We assumed the 5.58% mortgage note in connection with a property acquisition during the first quarter of 2006. The note was recorded at the stated rate, which we believe approximates the market rate for similar mortgage notes.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              We assumed the 5.05% and 5.25% mortgage notes in connection with property acquisitions in 2004. The stated interest rates on the notes range from 5.4% to 8.0% with a weighted average of approximately 6.65%. The notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of 5.05% and 5.25%, an aggregate of approximately $94,693,000, as compared to actual assumed balances aggregating approximately $88,247,000. This initial premium of approximately $6,446,000 over the principal balance of the notes payable is amortized over the remaining term of the loans based upon the effective interest method.

              We incurred interest expense with respect to our notes payable aggregating $1,515,000 and $1,657,000 for the three months ended March 31, 2006 and 2005, respectively. These amounts were comprised of $1,751,000 and $1,984,000 in cash for the three months ended March 31, 2006 and 2005, respectively, less $236,000 and $327,000 in amortization of premium, respectively.

              At March 31, 2006, approximate principal maturities of notes payable are as follows:


                                      Unsecured            Mortgage
                                     senior notes        notes payable          Total
                                   ----------------    ----------------      ------------
                                               (dollar amounts in thousands)
2006 (remainder of)..........        $          -         $    3,499           $   3,499
2007.........................              11,200              4,898              16,098
2008.........................                   -              5,155               5,155
2009.........................                   -              5,358               5,358
2010.........................                   -              5,404               5,404
Thereafter...................                   -             70,686              70,686
                                   ----------------    ----------------      ------------
                                     $     11,200         $   95,000           $ 106,200
                                   ================    ================      ============
Weighted average rate........               7.7%               5.2%                 5.5%
                                   ================    ================      ============


8.       Debt to Joint Venture Partner
         -----------------------------

              As described more fully in Note 2, our partner's equity contributions with respect to certain transactions has been classified as debt under the caption "Debt to Joint Venture Partner." The balances of $35,740,000 and $35,697,000 as of March 31, 2006 and December 31, 2005,
     approximate the fair value of our partners' interest in these facilities as of each respective date.

              A total of $758,000 and $671,000 was recorded as interest  expense on our condensed consolidated statements of income with respect to our Debt to Joint Venture Partner during the three months ended March 31, 2006 and 2005, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $715,000 and $628,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the three months ended March 31, 2006 and 2005, respectively, and an increase in the debt balance of $43,000 in each of the three months ended March 31, 2006 and 2005.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

     Preferred Partnership Interests
     -------------------------------

              The following table summarizes the preferred partnership units outstanding at March 31, 2006 and December 31, 2005:


                    Earliest Redemption
                       Date or Dates      Distribution     Units       Carrying
      Series              Redeemed            Rate      Outstanding     Amount
-----------------  ---------------------- ------------  ------------  -----------
                                                          (amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000
                                                         -----------  -----------
Total............                                            9,000    $   225,000
                                                         ===========  ===========


              Income allocated to the preferred minority interests totaled $3,591,000 and $6,249,000 for the three months ended March 31, 2006 and 2005, respectively, comprised of distributions paid and the allocation of income resulting from the application of EITF Topic D-42 (see below).

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

              On May 9, 2006, one of the Consolidated Entities issued 4,000,000 units of our 7.25% Series J Preferred Partnership Units for cash proceeds of $100 million.

              Subject to certain conditions, the Series NN preferred units are convertible into shares of our 6.40% Series NN Cumulative Preferred Stock, the Series Z preferred units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock and the Series J preferred units are convertible into shares of our 7.25% Series J Cumulative Preferred Stock. The holders of the Series Z preferred partnership units, have a one-time option exercisable five years from issuance, to require us to redeem their units for $25.0 million in cash, plus any unpaid distribution.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

     Other Partnership Interests
     ---------------------------

              Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following table sets forth the minority interests at March 31, 2006 and December 31, 2005 as well as the income allocated to minority interests for the three months ended March 31, 2006 and 2005 with respect to the other partnership interests (amounts in thousands):


                                                                                   Minority Interests in Income
                                                Minority Interest at                for the Three Months Ended
                                            ------------------------------        --------------------------------
                                             March 31,       December 31,           March 31,         March 31,
               Description                     2006              2005                  2006             2005
                                            -------------   --------------        --------------   ---------------
Convertible Partnership Units...........     $    6,177       $     6,177           $       116      $        90
Consolidated Development Joint Venture...             -                 -                     -            1,568
Newly Consolidated Partnerships..........         3,963                 -                   930                -
Other consolidated partnerships..........        22,649            22,793                 2,522            2,737
                                            -------------   ---------------       ----------------  --------------
Total other partnership interests........    $   32,789       $    28,970           $     3,568      $     4,395
                                            =============   ===============       ================  ===============

              Distributions paid to minority interests with respect to the Newly Consolidated Partnerships and the other partnership interests for the three months ended March 31, 2006 and 2005 were $3,712,000 and $4,016,000, respectively.

     Convertible Partnership Units
     -----------------------------

              As of March 31, 2006, one of the Consolidated Entities had approximately 231,978 convertible operating partnership units ("Convertible Units") outstanding (237,934 at December 31, 2005) representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into our common stock at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the three months ended March 31, 2006, a total of 5,956 units were converted into common shares (none during 2005).

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

              On August 5, 2005, we acquired the institutional investor's interest in PSAC for approximately $41,420,000 in cash and on November 17, 2005, we acquired the remaining interest in PSAC from Mr. Hughes for $64,513,000 in cash.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

     Newly Consolidated Partnerships
     -------------------------------

              As further described in Note 2, effective January 1, 2006 we commenced consolidating the accounts of three partnerships that we had previously accounted for on the equity method of accounting. This consolidation resulted in a $3,963,000 increase in minority interest on January 1, 2006. Effective January 1, 2006, the income allocated to the interests we do not own in these three partnerships is shown in the table above.

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

              At March 31, 2006, the Other Consolidated Partnerships reflect common equity interests that we do not own in 22 entities owning an aggregate of 73 self-storage facilities.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

10.      Shareholders' Equity
         --------------------

     Cumulative Preferred Stock
     --------------------------

              At March 31, 2006 and December 31, 2005, we had the following series of Cumulative Preferred Stock outstanding:


                                                             At March 31, 2006            At December 31, 2005
                                                        -----------------------------   ----------------------------
                           Earliest
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series                Date (a)      Rate        Outstanding      Amount        Outstanding       Amount
-----------------       --------------  ------------- --------------- -------------- ----------------  --------------
                                                                       (Dollar amount in thousands)
Series R                 9/28/06              8.000%          20,400    $   510,000          20,400    $   510,000
Series S                 10/31/06             7.875%           5,750        143,750           5,750        143,750
Series T                 1/18/07              7.625%           6,086        152,150           6,086        152,150
Series U                 2/19/07              7.625%           6,000        150,000           6,000        150,000
Series V                 9/30/07              7.500%           6,900        172,500           6,900        172,500
Series W                 10/6/08              6.500%           5,300        132,500           5,300        132,500
Series X                 11/13/08             6.450%           4,800        120,000           4,800        120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                 3/5/09               6.250%           4,500        112,500           4,500        112,500
Series A                 3/31/09              6.125%           4,600        115,000           4,600        115,000
Series B                 6/30/09              7.125%           4,350        108,750           4,350        108,750
Series C                 9/13/09              6.600%           4,600        115,000           4,600        115,000
Series D                 2/28/10              6.180%           5,400        135,000           5,400        135,000
Series E                 4/27/10              6.750%           5,650        141,250           5,650        141,250
Series F                 8/23/10              6.450%          10,000        250,000          10,000        250,000
Series G                 12/12/10             7.000%           4,000        100,000           4,000        100,000
Series H                 1/19/11              6.950%           4,200        105,000               -              -
                                                        -------------  --------------   ------------- -------------
      Total Cumulative Preferred Stock                     1,702,536    $ 2,603,400       1,698,336    $ 2,498,400
                                                        =============  ==============  =============  =============


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


              The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 2006, there were no dividends in arrears and the Debt Ratio was 2.0%.

              Upon issuance of our Cumulative Preferred Stock, we classify the liquidation value as preferred stock on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              On January 19, 2006, we issued 4,000,000 depositary shares, with each depositary share representing 1/1,000 of a share of 6.95% Cumulative Preferred Stock, Series H. The offering resulted in $100 million of gross proceeds. On January 27, 2006, we issued an additional 200,000 depository shares, with each depositary share representing 1/1,000 of a share of our 6.95% Cumulative Preferred Stock, Series H resulting in $5 million of gross proceeds.

              During the first quarter of 2006, we redeemed our 8.60% Series Q Cumulative Preferred Stock for $172,500,000 plus accrued and unpaid dividends. The Series Q Cumulative Preferred Stock was called for redemption in December 2005; accordingly, the redemption value of
     $172,500,000 was classified as a liability at December 31, 2005. In addition, during 2005, we redeemed our 9.75% Series F Cumulative Preferred Stock for $57,500,000, plus accrued and unpaid dividends.

              During 2005, we issued four series of Cumulative  Preferred Stock:
     Series D - issued  February 28, 2005, net proceeds  totaling  $130,548,000,
     Series E - issued April 27, 2005, net proceeds totaling $136,601,000, Series F - issued August 23, 2005, net proceeds totaling $242,550,000 and Series G - issued December 12, 2005, aggregate net proceeds totaling $96,886,000.

              Subsequent to March 31, 2006, we issued 20,700,000 depositary shares each representing 1/1,000 of a share of our 7.25% Cumulative Preferred Stock, Series I, for gross proceeds of approximately $517.5 million.

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

     Equity Stock, Series A
     ----------------------

              At  March  31,  2006  and  December  31,  2005,  we had  8,744,193
     depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common stock or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     Equity Stock, Series AAA
     ------------------------

              In  November  1999,  we sold  $100,000,000  (4,289,544  shares) of
     Equity Stock, Series AAA ("Equity Stock AAA") to the Consolidated Development Joint Venture. On November 17, 2005, upon the acquisition of Mr. Hughes' interest in PSAC, we owned 100% of the partnership interest in the Consolidated Development Joint Venture. For all periods presented, the Equity Stock, Series AAA and related dividends are eliminated in consolidation.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

     Common Stock
     ------------

              During the three  months ended March 31,  2006,  we issued  73,066
     shares  of  common   stock  in   connection   with   employee   stock-based
     compensation.

              At March 31, 2006 and December 31, 2005, certain entities we consolidate owned 1,146,207 shares of our Common Stock. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles our legally issued and outstanding shares of Common Stock and the reported outstanding shares of Common Stock at March 31, 2006 and December 31, 2005:



Reconciliation of Common Shares Outstanding
-------------------------------------------

                                                    At March 31,     At December 31,
                                                       2006                2005
                                                  ---------------    -----------------
Legally issued and outstanding shares.......         129,308,836       129,235,770
Less - Shares owned by entities we consolidate
    that are eliminated in consolidation....          (1,146,207)       (1,146,207)
                                                  ---------------   ------------------
Reported issued and outstanding shares......         128,162,629       128,089,563
                                                 ================  ====================

     Dividends
     ---------

              The following table summarizes dividends declared and paid during the three months ended March 31, 2006:

                                             Distributions Per
                                            Share or Depositary
                                                   Share          Total Distributions
                                          ----------------------  -------------------
Preferred Stock:
Series Q..............................             $0.108        $    742,000
Series R..............................             $0.500          10,200,000
Series S..............................             $0.492           2,830,000
Series T..............................             $0.477           2,900,000
Series U..............................             $0.477           2,860,000
Series V..............................             $0.469           3,234,000
Series W..............................             $0.406           2,153,000
Series X..............................             $0.403           1,935,000
Series Y..............................             $0.428             685,000
Series Z..............................             $0.391           1,758,000
Series A..............................             $0.383           1,761,000
Series B..............................             $0.445           1,937,000
Series C..............................             $0.413           1,898,000
Series D..............................             $0.386           2,086,000
Series E..............................             $0.422           2,384,000
Series F..............................             $0.403           4,031,000
Series G..............................             $0.438           1,750,000
Series H..............................             $0.350           1,471,000
                                                                 -------------------
                                                                   46,615,000
Common Stock:
Equity Stock, Series A................             $0.613           5,356,000
Common ...............................             $0.500          64,298,000
                                                                --------------------
   Total dividends....................                           $116,269,000
                                                                ====================

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              The dividend rate on the common stock was $0.50 per common share for the three months ended March 31, 2006. The dividend rate on the Equity Stock A was $0.6125 per depositary share for the three months ended March 31, 2006.


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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

     Presentation of Segment Information
     -----------------------------------

              The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income.


                                                                 Three Months Ended
                                                                     March 31,
                                                              -------------------------
                                                                2006           2005
                                                             ------------  ------------
                                                               (Amounts in thousands)
Reconciliation of Net Income by Segment:

Self-storage
  Self-storage net operating income.......................   $   163,777    $ 145,702
  Self-storage depreciation...............................       (49,204)     (46,197)
  Equity in earnings - self-storage property operations...           787        1,734
  Equity in earnings - depreciation (self-storage)........          (215)        (432)
  Discontinued operations (Note 3) .......................            42           92
                                                             ------------  ------------
      Total self-storage segment net income...............       115,187      100,899
                                                             ------------  ------------
  Commercial  properties
  Commercial properties net operating income..............         1,644        1,721
  Depreciation and amortization - commercial properties...          (585)        (579)
  Equity in earnings - commercial property operations.....        17,930       17,214
  Equity in earnings - depreciation (commercial
     properties) .........................................        (9,039)      (8,253)
                                                             ------------  ------------
      Total commercial property segment net income.........        9,950       10,103
                                                             ------------  ------------
  Containerized storage
  Containerized storage net operating income..............           620        1,095
  Containerized storage depreciation......................          (260)      (1,162)
  Discontinued operations (Note 3) .......................             -        1,015
                                                             ------------  ------------
      Total containerized storage segment net income......           360          948
                                                             ------------  ------------
  Ancillary Operations
   Revenue less cost of operations........................         4,558        3,601
                                                             ------------  ------------
  Other items not allocated to segments
  -------------------------------------
  General and administrative and other included in equity
     in earnings..........................................        (5,997)      (4,585)

  Cumulative effect of change in accounting principal.....           578            -
  Interest and other income...............................         5,075        2,893
  General and administrative..............................        (6,779)      (5,141)
  Interest expense........................................        (1,557)      (1,663)
  Minority interest in income.............................        (7,159)     (10,644)
                                                             ------------  ------------
      Total other items not allocated to segments                (15,839)     (19,140)
                                                             ------------  ------------
       Total consolidated net income......................   $   114,216    $  96,411
                                                             ============  ============

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

              We recognize compensation expense for stock-based awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"), less an allowance for estimated future forfeited awards.

              For the three months ended March 31, 2006 and 2005, we recorded $267,000 and $211,000, respectively, in stock option compensation expense related to options granted after January 1, 2002. The estimated per option value of $10.50 for the stock options granted in the first three months of 2006 was based upon an estimated life of 5 years, an average risk-free rate of 4.32%, an expected dividend yield of 7%, and an average expected volatility of 0.265.

              A total of 125,000 stock options were granted during the three months ended March 31, 2006, 54,857 shares were exercised, and 2,000 shares were forfeited. A total of 1,491,289 stock options were outstanding at March 31, 2006 (1,423,146 at December 31, 2005).

     Restricted Stock Units
     ----------------------

              Outstanding restricted stock units vest over a five or eight-year period from the date of grant at the rate of one-fifth or one-eighth per year, respectively. The employee receives additional compensation equal to the per-share dividends received by common shareholders with respect to restricted stock units outstanding. Such compensation is accounted for as dividends paid. Any dividends paid on units which are subsequently forfeited are expensed. Upon vesting, the employee receives common shares equal to the number of vested restricted stock units in exchange for the units.

              The total value of each restricted stock unit grant, based upon the market price of our common stock at the date of grant, is amortized over the vesting period as compensation expense. The related employer portion of payroll taxes is expensed as incurred. Until December 31, 2005 (see below), forfeitures were recognized as experienced, reducing compensation expense.

              Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123 - revised ("FAS 123R"), we began recording compensation expense net of estimates for future forfeitures (the "Estimated Forfeiture Method"). In addition, we estimated the cumulative compensation expense that would have been recorded through December 31, 2005, had we used the Estimated Forfeiture Method, would have been $578,000 lower. Accordingly, as prescribed by FAS 123R, we recorded this adjustment as a cumulative effect of change in accounting principal on our condensed consolidated income statement for the quarter ended March 31, 2006.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

              From December 31, 2005 through March 31, 2006, 194,520 restricted stock units were granted, 8,750 restricted stock units were forfeited, and 27,900 restricted stock units vested. This vesting resulted in the issuance of 18,209 shares of the Company's Common Stock. In addition, cash compensation was paid to employees in lieu of 9,691 shares of Common Stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At March 31, 2006, approximately 457,700 restricted stock units were outstanding (299,830 at December 31, 2005). A total of $1,269,000 and $1,018,000 in restricted stock expense was recorded for the three months ended March 31, 2006 and 2005, respectively.

13.      Related Party Transactions
         --------------------------

              Relationships and transactions with the Hughes Family
              -----------------------------------------------------

              Mr. Hughes and his family (the "Hughes Family") have ownership interests in, and operate approximately 44 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our Common Stock outstanding at March 31, 2006. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 44 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Through PSIC and PSCI-H, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During each of the three month periods ended March 31, 2006 and 2005, we received $259,000 in reinsurance premiums attributable to the Canadian Facilities. Since our right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

              In November  1999, we formed the  Consolidated  Development  Joint
     Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes. On August 5, 2005, we acquired the institutional investor's interest in PSAC for approximately $41,420,000 in cash. This acquisition gave us a controlling position in PSAC and the right to acquire the remaining interest in PSAC held by Mr. Hughes, which we exercised, for a stipulated amount of $64,513,000 plus accrued preferred return on November 17, 2005.

              The Company and Mr. Hughes are co-general partners in certain of the Consolidated Entities and the Unconsolidated Entities. Mr. Hughes and his family also own limited partnership interests in certain of these partnerships. The Company and Mr. Hughes and his family receive distributions from these partnerships in accordance with the terms of the partnership agreements.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

13.      Other Related Party Transactions
         ----------------------------------

              Ronald L. Havner, Jr. is our vice-chairman and chief executive officer, and he is chairman of the board of PSB.

              Dann V. Angeloff, a director of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $13,000 and $11,000 for the three months ended March 31, 2006 and 2005, respectively.

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $149,000, and $145,000, for the three months ended March 31 2006 and 2005, respectively, in management fees with respect to PSB's property management services.

              We manage the Company's wholly-owned self-storage facilities as well as the facilities owned by the Unconsolidated Entities and the Consolidated Entities on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses which were included in the operations of the Unconsolidated Entities were approximately $591,000, and $631,000 or the three months ended March 31, 2006 and 2005, respectively.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services. PSB's share of these costs totaled approximately $80,000 and $85,000 for the three months ended March 31, 2006 and 2005, respectively.

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

14.      Commitments and Contingencies
         -----------------------------

              LEGAL MATTERS

     Serrao v.  Public  Storage,  Inc.  (filed  April 2003)  (Superior  Court of
     ---------------------------------------------------------------------------
     California - Orange County)
     ---------------------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

     Potter,  et al v.  Hughes,  et al  (filed  December  2004)  (United  States
     ---------------------------------------------------------------------------
     District Court - Central District of California)
     ------------------------------------------------

              As previously reported, in November 2002, a shareholder of the Company made a demand on the Board of Directors challenging the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and related matters. PSIC was previously owned by the Hughes Family. Following the filing, in June 2003, by the Hughes Family of a complaint for declaratory relief asking the court to find that the acquisition of PSIC and related matters were fair to the Company, it was ruled that the PSIC transaction was just and reasonable as to the Company and holding that the Hughes Family was not required to make any payment to the Company. These proceedings have previously been reported.

              At the end of December 2004, the same shareholder referred to above and a second shareholder filed this shareholder's derivative complaint naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in this complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In June 2005, the court granted the defendants' motion to dismiss the complaint with leave to amend the complaint. In July 2005, the plaintiffs filed an amended complaint, and the defendants filed a motion to dismiss the amended complaint. The matter is currently under submission. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Brinkley v. Public  Storage,  Inc.  (filed April,  2005) (Superior Court of
     ---------------------------------------------------------------------------
     California - Los Angeles County)
     --------------------------------

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

     Simas v. Public  Storage,  Inc.  (filed  January,  2006) (Superior Court of
     ---------------------------------------------------------------------------
     California - Orange County)
     ---------------------------

              The Simas plaintiffs bring this action against the Company on behalf of a purported class who bought insurance coverage at Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was brought under California Business and Professions Code Section 17200. The Company filed a demurrer to the complaint. While the demurrer was pending, Plaintiffs amended the complaint to allege a national class and claims for unfair business practices, quasi-contract, common counts, and negligent and intentional misrepresentation. We are vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certifications.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                  (Unaudited)

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

              The Company, STOR-Re, PSIC-H and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage (a maximum of $80,000,000 with respect to earthquake coverage) and $102,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in engineering and actuarial studies.

              Our tenant re-insurance program, operating through PSIC through March 31, 2004, and through PSIC-H beginning April 1, 2004, reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. For 2005, we had outside third-party insurance coverage for claims paid exceeding $500,000 resulting from any individual event, to a limit of $10,000,000. Effective January 1, 2006, such coverage was revised to cover claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000.

         DEVELOPMENT AND ACQUISITION OF REAL ESTATE FACILITIES

              We currently have 54 projects in our development pipeline, including newly developed facilities and expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $299 million, of which $49.3 million has been spent at March 31, 2006. These projects are subject to contingencies.

              As of May 8, 2006, we are under contract to purchase four self-storage facilities (total approximate net rentable square feet of 336,000) at an aggregate cost of approximately $28.1 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

         MERGER WITH SHURGARD

              On March 6, 2006, we entered into an agreement with Shurgard under which Public Storage will acquire Shurgard at a total transaction value of approximately $5.0 billion. Under the transaction, which is taxable, Public Storage will issue approximately 38.7 million shares of common stock in exchange for outstanding Shurgard common stock and assume Shurgard's debt and line of credit of approximately $1.9 billion (as of March 31, 2006). Concurrent with the closing of the merger, we expect to repay Shurgard's line of credit ($621 million at March 31, 2006), and pay approximately $90 million in legal, consulting, and other merger related costs. In addition, approximately $136 million of Shurgard's preferred stock will be redeemed. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of the shareholders of both companies, and is currently targeted to close during the third quarter of 2006.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                  (Unaudited)

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

              The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006, and our Form S-4, which was filed April 20, 2006.

              During the quarter ended March 31, 2006, we incurred approximately $1.2 million in legal, consulting, and other costs incurred prior to signing the merger agreement, which are included in our general and administrative expense for the quarter. We expect that additional costs will be incurred subsequent to the merger related to the integration of the two companies and the winding down of Shurgard. Such costs, the amount of which cannot be determined at this time, are expected to be expensed when incurred and, as a result, have a negative impact on earnings.

15.  Subsequent Events
     -----------------

              From March 31, 2006 through May 8, 2006, we acquired three additional self-storage facilities (228,000 net rentable square feet) at an aggregate cost of approximately $31.1 million in cash. These acquisitions were entirely funded by us.

              On May 3, 2006, we issued 20,700,000 depositary shares each representing 1/1,000 of a share of our 7.25% Cumulative Preferred Stock, Series I, for gross proceeds of approximately $517.5 million. We expect that these proceeds will be used to fund cash requirements with respect to the merger with Shurgard.

              On May 9, 2006, one of the Consolidated Entities issued 4,000,000 7.25% Cumulative Redeemable Preferred Units, Series J, which are exchangeable under certain circumstances into our 7.25% Cumulative Redeemable Preferred Stock, Series J. Gross proceeds received by PSAIP were $100 million and are expected to be used to fund cash requirements with respect to the merger with Shurgard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         Forward Looking Statements: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "should," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance are described in Item 1A, "Risk Factors" in Part II of this Quarterly Report on Form 10Q. These risks include, but are not limited to, the following: changes in general economic conditions and in the markets in which Public Storage operates; the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in Public Storage's ability to evaluate, finance and integrate acquired and developed properties into its existing operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce our profitability; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process, which could adversely affect profitability; economic uncertainty due to the impact of war or terrorism could adversely affect its business plan; and risks related to our agreement to acquire Shurgard Storage Centers, Inc, including risks related to the timing and completion of the transaction, risks associated with Shurgard's level of debt, Shurgard's investment in European operations, and risks associated with the integration of Shurgard's operations. We disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

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

MERGER WITH SHURGARD
--------------------

         On March 6, 2006, we entered into an agreement with Shurgard Storage Centers, Inc ("Shurgard") under which Public Storage will acquire Shurgard at a total transaction value of approximately $5.0 billion. Under the transaction, which is taxable, Public Storage will issue approximately 38.7 million shares of common stock in exchange for outstanding Shurgard common stock and assume Shurgard's debt and line of credit of approximately $1.9 billion (as of March 31, 2006). Concurrent with the closing of the merger, we expect to repay

Shurgard's line of credit ($621 million at March 31, 2006), and pay approximately $90 million of legal, consulting, and other merger-related costs. In addition, approximately $136 million of Shurgard's preferred stock will be redeemed. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of the shareholders of both companies, and is currently targeted to close during the third quarter of 2006.

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

         The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006, and our Form S-4, which was filed April 20, 2006.

         During the quarter ended March 31, 2006, we incurred approximately $1.2 million in legal, consulting, and other costs incurred prior to signing the merger agreement, which are included in our general and administrative expense for the quarter. We expect that additional costs will be incurred subsequent to the merger related to the integration of the two companies and the winding down of Shurgard. Such costs, the amount of which cannot be determined at this time, are expected to be expensed when incurred and, as a result, have a negative impact on earnings.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006:

         Net income for the three months ended March 31, 2006 was $114,216,000 compared to $96,411,000 for the same period in 2005, representing an increase of $17,805,000, or 18.5%. This increase is primarily due to improved operations from our Same Store, newly developed and acquired self-storage facilities, reduced minority interest in income and higher interest income. These items were partially offset by increases in general and administrative expense and depreciation along with a decrease in equity in earnings of real estate entities.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $62,245,000 or $0.48 per common share on a diluted basis for the three months ended March 31, 2006 compared to $48,719,000 or $0.38 per common share on a diluted basis for the same period in 2005, representing an increase of $0.10 per common share, or 26.3%. The increases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above.

         For the three months ended March 31, 2006 and 2005, we allocated $46,615,000 and $40,413,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly preferred securities issued. We also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42 totaling $1,904,000 for the three months ended March 31, 2005 (none for the same period in 2006).

         Weighted average diluted shares decreased to 129,009,000 for the three months ended March 31, 2006 from 129,175,000 for the three months ended March 31, 2005.

         As described more fully under "Liquidity and Capital Resources" below, we have approximately $653,750,000 in higher coupon preferred stock that becomes available for redemption during the remainder of 2006. While there is no assurance that we will be able to raise the necessary capital and at appropriate rates to redeem these securities, if we do redeem these securities, during 2006 there would be an additional allocation to the preferred shareholders of approximately $22 million ($0.17 per common share, based upon weighted average shares during the first quarter of 2006) from the application of EITF Topic D-42.

         In the ensuing discussions of our operations, we present Net Operating Income (before depreciation) and cost of operations (before depreciation), which exclude the impact of depreciation expense. Although depreciation is an operating expense, we believe that these operating metrics are meaningful measures of operating performance, because we utilize these measures in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period to period and market to market property operating results.

REAL ESTATE OPERATIONS

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 90% of our total revenues generated for the three months ended March 31, 2006. The improvements in rental income for the periods presented on our condensed consolidated statements of income, are due to improvements in the performance of those facilities that we owned prior to January 1, 2004, and the addition of new facilities to our portfolio, either through our acquisition or development activities.

         To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes, the self-storage operating results.



Self - storage operations summary:                      Three Months Ended March 31,
----------------------------------                   ------------------------------------
                                                                               Percentage
                                                       2006          2005        Change
                                                     -----------  -----------  ----------
                                                        (dollar amounts in thousands)
Rental income (a):
   Same Store Facilities (b)...................      $  208,228   $  198,059       5.1%
   Acquired Facilities (c).....................          14,115        7,496      88.3%
   Expansion Facilities (d)....................          12,556       11,145      12.7%
   Developed Facilities (e)....................          13,315       10,646      25.1%
   Newly consolidated facilities (g)...........           3,298            -       -
                                                     -----------  -----------  ----------
     Total rental income.......................         251,512      227,346      10.6%
                                                     -----------  -----------  ----------
Cost of operations (excluding depreciation) (f):
   Same Store Facilities.......................          72,030       69,991       2.9%
   Acquired Facilities.........................           5,701        3,428      66.3%
   Expansion Facilities........................           4,256        4,028       5.7%
   Developed Facilities........................           4,969        4,197      18.4%
   Newly consolidated facilities (g)...........             779            -       -
                                                     -----------  -----------  ----------
   Total cost of operations....................          87,735       81,644       7.5%
                                                     -----------  -----------  ----------
Net operating income before depreciation :
-----------------------------------------
   Same Store Facilities.......................         136,198      128,068       6.3%
   Acquired Facilities.........................           8,414        4,068     106.8%
   Expansion Facilities........................           8,300        7,117      16.6%
   Developed Facilities........................           8,346        6,449      29.4%
   Newly consolidated facilities (g)...........           2,519            -       -
                                                     -----------  -----------  ----------
   Total net operating income before depreciation       163,777      145,702      12.4%
 Depreciation..................................         (49,204)     (46,197)      6.5%
                                                     -----------  -----------  ----------
   Net operating income........................      $  114,573   $   99,505      15.1%
                                                     ===========  ===========  ==========
Number of self-storage facilities (at end of
period)........................................           1,485        1,431       3.8%
Net rentable square feet (in thousands, at end of
   period) (h): ...............................          90,860       87,305       4.1%


(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income excludes retail sales, truck rental income and tenant reinsurance revenues generated at these facilities. Such ancillary revenues are reflected as a component of "Ancillary Operations" on our consolidated statements of income.

(b) The Same Store Facilities include 1,266 facilities containing 73,946,000 net rentable square feet that have been owned prior to January 1, 2004, and operated at a mature, stabilized occupancy level since January 1, 2004.

(c) The Acquired Facilities include 83 facilities containing 5,891,000 net rentable square feet that were acquired after January 1, 2004.

(d) The Expansion Facilities include 61 facilities containing 5,185,000 net rentable square feet of self-storage space; these facilities were owned since January 1, 2004, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet (described below).

(e) The Developed Facilities include 59 facilities containing 4,840,000 net rentable square feet of self-storage space. These facilities were developed and opened since January 1, 2002 at a total cost of $501.2 million.

(f) Cost of operations includes all costs, both direct and indirect costs, incurred in the operating activities of the facilities. Cost of operations excludes, costs associated with retail sales, truck rentals, and tenant reinsurance activities; such costs are reflected under "Ancillary Operations" on our income statement.

(g) Effective January 1, 2006, in connection with our implementation of EITF 04-5, we commenced consolidation the accounts of three limited partnerships that we had previously accounted for on the equity method of accounting. As a result, we began including the revenues and cost of operations of 16 facilities with an aggregate of 998,000 net rentable square feet in the table above.

(h) Square footages do not include 472,000 net rentable square feet of industrial space initially developed for containerized storage activities. This space is being converted into self-storage space; see "Development Pipeline Summary" below.

         In the discussion that follows, we present realized annual rent per occupied square foot, which is computed by dividing rental income, before late charges and administrative fees, by the weighted average occupied square footage for the period. We also present annualized rental income per available square foot ("REVPAF"), which represents annualized rental income, before late charges and administrative fees, divided by total available net rentable square feet. Late charges and administrative fees are excluded to more effectively measures our ongoing level of revenue associated with the leasing of the units.

         Self-Storage Operations - Same Store Facilities

         We increased the number of facilities included in the Same Store Facilities from 1,260 facilities at December 31, 2005 to 1,266 facilities at March 31, 2006. The increase in the Same Store pool of facilities is due to the inclusion of 23 facilities previously classified as Developed or Expansion facilities and the removal of 17 facilities that are now classified as Expansion facilities. These facilities are included in the Same Store Facilities because they are all stabilized and owned since January 1, 2004 and therefore provide meaningful comparative data for 2004, 2005, and 2006.

         As a result of the change in the Same Store Facilities, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented in 2005 reports for the 1,260 Same Store Facilities and the current 1,266 Same Store Facilities in order to identify trends in occupancies, realized rents per square foot, or operating results.

         The Same Store Facilities contain approximately 73.9 million net rentable square feet, representing approximately 81% of the aggregate net rentable square feet of our consolidated self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities." The following table sets forth additional operating data with respect to the Same Store Facilities:


SAME STORE FACILITIES                                        Three Months Ended March 31,
                                                        -------------------------------------
                                                                                   Percentage
                                                            2006         2005        Change
                                                        ------------  ------------ ----------
                                                        (Dollar amounts in thousands, except
                                                               rents per square foot)

Rental income......................................      $  199,091    $  189,572       5.0%
Late charges and administrative fees collected.....           9,137         8,487       7.7%
                                                        ------------  ------------ ----------
   Total rental income.............................         208,228       198,059       5.1%
                                                        ------------  ------------ ----------
Cost of operations (excluding depreciation):
     Payroll expense...............................          21,330        21,095       1.1%
     Property taxes................................          20,663        19,931       3.7%
     Repairs and maintenance.......................           6,701         6,682       0.3%
     Advertising and promotion.....................           6,679         5,970      11.9%
     Utilities.....................................           4,800         4,557       5.3%
     Property insurance............................           1,850         2,002      (7.6)%
     Telephone reservation center..................           1,949         1,753      11.2%
     Other cost of management......................           8,058         8,001       0.7%
                                                        ------------  ------------ ----------
   Total cost of operations........................          72,030        69,991       2.9%
                                                        ------------  ------------ ----------
Net operating income before depreciation ..........         136,198       128,068       6.3%
Depreciation.......................................         (38,548)      (38,968)     (1.1)%
                                                        ------------  ------------ ----------
 Net operating income..............................      $   97,650    $   89,100       9.6%
                                                        ============  ===========  ==========
Gross margin (before depreciation).................          65.4%         64.7%        1.1%

Weighted average for the fiscal year:
   Square foot occupancy (a).......................          90.2%         89.9%        0.3%
   Realized annual rent per occupied square foot (b) .      $11.94        $11.41        4.6%
   REVPAF (c)......................................         $10.77        $10.25        5.1%

 Weighted average at March 31:
   Square foot occupancy...........................          90.4%         90.0%        0.4%
   In place annual rent per occupied square foot (d)         $12.99        $12.36       5.1%

Total net rentable square feet (in thousands)......          73,946        73,946       -


(a) Square foot occupancies represent weighted average occupancy levels over the entire period.

(b) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(c) Annualized rental income per available square foot ("REVPAF") represents annualized rental income, prior to late charges and administrative fees, divided by total available net rentable square feet.

(d)   In place  annual  rent per  occupied  square  foot  represents  annualized
      contractual  rents  per  occupied  square  foot  without   reductions  for
      promotional discounts, and excludes late charges and administrative fees.

         Rental income increased approximately 5.1% for the three months ended March 31, 2006, as compared to the same period in 2005. This increase was primarily attributable to higher average realized annual rental rates per occupied square foot, which were 4.6% higher for the three months ended March 31, 2006, as compared to the same period in 2005. Our occupancy levels increased approximately 0.3% for the three months ended March 31, 2006, as compared to the same period in 2005.

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

         We believe that our Same Store Facilities are well positioned for continued rental income growth for the remainder of 2006. At March 31, 2006, our existing tenants were paying rental rates that were 5.1% higher than one year earlier and occupancies improved by 0.4% for the same period.

         There can be no assurance that we will achieve our goal of sustainable growth in our rental income, while sustaining our occupancy levels.

         Cost of operations (excluding depreciation) increased by 2.9% for the three months ended March 31, 2006, as compared to the same period in 2005.

         Payroll expense has increased 1.1% in the quarter, due principally to higher wage rates offset partially by reduced incentives.

         Advertising and promotion costs increased approximately 11.9%, due principally to increases in internet and television advertising expenses. Television advertising increased from $3,588,000 to $3,978,000 in the three months ended March 31, 2006 as compared to the same period in 2005, due principally to more aggressive media programs. Future television advertising expenditures will continue to be volatile as we adopt to market and competitive conditions.

         Telephone reservation center costs increased 11.2% in the quarter. In preparation for our seasonal rental period, we increased our staffing levels earlier this year compared to the same period in 2005, resulting in higher payroll costs. We should see some benefit from this through better conversion ratios and lower temporary staffing costs in the second and third quarters.

         Property insurance expense declined 7.6% in the quarter ended March 31, 2006 as compared to the same period in 2005, due to improved cost controls as well as a somewhat softer insurance market that was in place when our insurance contracts for the policy year April 1, 2005 through March 31, 2006 were entered into. However, our policy renewed on April 1, 2006, with substantial increases in our property insurance premiums primarily due to the impact of last year's hurricanes. This increase is expected to be approximately $1.0 million each quarter, as compared to the same quarter in the previous year, for the current policy year.

         Utility costs increased 5.3% in the quarter ended March 31, 2006 as compared to the same period in 2005. We expect that this trend will continue and accelerate throughout 2006, as energy prices remain high.

         Our operating expense growth in the first quarter of 2006 was more moderate than we anticipated. We believe that this will change in the remainder of 2006, for the reasons indicated above.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                               For the Quarter Ended
                      ----------------------------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                      ---------------   ---------------  ----------------    ----------------    -------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2006             $   208,228
     2005             $   198,059        $   203,302         $  208,745          $  208,272        $   818,378

Total cost of operations
 (excluding depreciation):
     2006             $    72,030
     2005             $    69,991        $    67,736         $   67,730          $   65,873        $   271,330

Property tax expense:
     2006             $    20,663
     2005             $    19,931        $    18,402         $   19,573          $   17,025        $    74,931

Television advertising
 expense:
     2006             $     3,978
     2005             $     3,588        $     2,955         $    2,314          $    2,141        $    10,998

REVPAF:
     2006             $    10.77
     2005             $    10.25         $    10.51          $   10.77           $    10.76        $    10.58

Weighted average realized annual rent
 per occupied square foot:
     2006             $    11.94
     2005             $    11.41         $    11.42          $   11.75           $    11.89        $    11.61

Weighted average occupancy levels
 for the period:
     2006                 90.2%
     2005                 89.9%              92.1%               91.7%               90.5%              91.1%


ANALYSIS OF REGIONAL TRENDS

The following table sets forth regional trends in our Same Store Facilities:

                                              Three Months Ended March 31,
                                         ---------------------------------------
                                              2006         2005         Change
                                          -----------  ------------  -----------
Same Store Facilities Operating          (Dollar amounts in thousands, except by
 Trends Region rents per square
 foot) Rental income:
   Southern California
   (126 facilities).................      $   34,237   $   32,646      4.9%
   Northern California
   (127 facilities).................          25,190       23,855      5.6%
   Texas  (149 facilities)..........          18,207       17,462      4.3%
   Florida  (130 facilities)........          21,903       20,000      9.5%
   Illinois  (91 facilities)........          15,284       14,955      2.2%
   Georgia  (58 facilities).........           7,140        6,693      6.7%
   All other states  (585 facilities)         86,267       82,448      4.6%
                                          -----------  ------------  -----------
Total rental income.................         208,228      198,059      5.1%

Cost of operations (excluding
   depreciation expense)
   Southern California..............           8,235        7,634      7.9%
   Northern California..............           6,748        6,364      6.0%
   Texas............................           8,249        8,101      1.8%
   Florida..........................           7,208        6,989      3.1%
   Illinois.........................           7,479        6,926      8.0%
   Georgia..........................           2,532        2,406      5.2%
   All other states.................          31,579       31,571      0.0%
                                          -----------  ------------  -----------
Total cost of operations............          72,030       69,991      2.9%

Net operating income (excluding
   depreciation expense)
   Southern California..............          26,002       25,012      4.0%
   Northern California..............          18,442       17,491      5.4%
   Texas............................           9,958        9,361      6.4%
   Florida..........................          14,695       13,011     12.9%
   Illinois.........................           7,805        8,029     (2.8)%
   Georgia..........................           4,608        4,287      7.5%
   All other states.................          54,688       50,877      7.5%
                                          -----------  ------------  -----------
Total net operating income..........      $  136,198   $  128,068      6.3%

Weighted average occupancy:
   Southern California..............         91.3%        92.5%       (1.3)%
   Northern California..............         89.8%        89.3%        0.6%
   Texas............................         89.9%        88.8%        1.2%
   Florida..........................         93.4%        91.9%        1.6%
   Illinois.........................         87.6%        87.7%       (0.1)%
   Georgia..........................         92.5%        91.1%        1.5%
   All other states.................         89.5%        89.5%        0.0%
                                          -----------  ------------  -----------
Total weighted average occupancy....         90.2%        89.9%        0.3%

REVPAF
   Southern California..............       $  16.66     $  15.88       4.9%
   Northern California..............          13.96        13.23       5.5%
   Texas............................           7.50         7.22       3.9%
   Florida..........................          11.21        10.24       9.5%
   Illinois.........................          10.53        10.32       2.0%
   Georgia..........................           8.03         7.56       6.2%
   All other states.................           9.83         9.40       4.6%
                                          -----------  ------------  -----------
Total REVPAF:.......................       $  10.77     $  10.25       5.1%

Same Store Facilities Operating Trends        Three Months Ended March 31,
by Region (Continued)                     --------------------------------------
                                              2006         2005         Change
                                          -----------  ------------  -----------
Realized annual rent per occupied
    square foot
   Southern California..............       $  18.25     $  17.17       6.3%
   Northern California..............          15.55        14.81       5.0%
   Texas............................           8.34         8.13       2.6%
   Florida..........................          12.00        11.14       7.7%
   Illinois.........................          12.02        11.77       2.1%
   Georgia..........................           8.69         8.30       4.7%
   All other states.................          10.98        10.51       4.5%
                                          -----------  ------------  -----------
Total realized rent per square foot:...    $  11.94     $  11.41       4.6%

In place annual rent per occupied
square foot at March 31
   Southern California..............       $  19.80     $  18.77       5.5%
   Northern California..............          16.93        16.11       5.1%
   Texas............................           9.15         8.80       3.9%
   Florida..........................          13.08        11.96       9.4%
   Illinois.........................          12.93        12.51       3.4%
   Georgia..........................           9.67         9.04       7.0%
   All other states.................          11.92        11.40       4.6%
                                          -----------  ------------  -----------
Total in place rent per occupied
  square foot:......................       $  12.99     $  12.36       5.1%


         Self-Storage Operations - Acquired Facilities

         During 2004, 2005 and the first three months of 2006, we acquired a total of 83 self-storage facilities containing 5,891,000 net rentable square feet. The following table summarizes operating data with respect to these facilities.

                               ACQUIRED SELF-STORAGE FACILITIES


                                                             Three Months Ended March 31,
                                                        -------------------------------------
                                                            2006       2005         Change
                                                        -----------  ----------   -----------
                                                         (Dollar amounts in thousands, except
                                                               per square foot amounts)
Rental income:
   Self-storage facilities acquired in 2006......       $    397     $      -     $     397
   Self-storage facilities acquired in 2005......          5,638          500         5,138
   Self-storage facilities acquired in 2004......          8,080        6,996         1,084
                                                        -----------  ----------   -----------
   Total rental income...........................         14,115        7,496         6,619
                                                        -----------  ----------   -----------



Cost of operations (excluding depreciation):
   Self-storage facilities acquired in 2006......            225            -           225
   Self-storage facilities acquired in 2005......          2,469          277         2,192
   Self-storage facilities acquired in 2004......          3,007        3,151          (144)
                                                        -----------  ----------   -----------
   Total cost of operations......................          5,701        3,428         2,273
                                                        -----------  ----------   -----------
Net operating income before depreciation:
   Self-storage facilities acquired in 2006......            172            -           172
   Self-storage facilities acquired in 2005......          3,169          223         2,946
   Self-storage facilities acquired in 2004......          5,073        3,845         1,228
                                                        -----------  ----------   -----------
   Total net operating income before depreciation          8,414        4,068         4,346
Depreciation.....................................         (3,928)      (1,627)       (2,301)
                                                        -----------  ----------   -----------
   Net operating income..........................       $  4,486     $  2,441     $   2,045
                                                        ===========  ==========   ===========
Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2006......          55.7%         -               -
   Self-storage facilities acquired in 2005......          81.9%        73.0%         12.2%
   Self-storage facilities acquired in 2004......          85.9%        82.9%          3.6%
                                                        -----------  ----------   -----------
                                                           83.1%        81.6%          1.8%
                                                        ===========  ==========   ===========
Weighted average realized annual rent per occupied
square foot for the period (a):
   Self-storage facilities acquired in 2006......       $  16.63     $      -             -
   Self-storage facilities acquired in 2005......          11.02         7.64         44.2%
   Self-storage facilities acquired in 2004......          12.12        10.80         12.2%
                                                        -----------  ----------   -----------
                                                        $  11.73     $  10.58         10.9%
                                                        ===========  ==========   ===========
In place annual rent per occupied square foot at
March 31(b):
   Self-storage facilities acquired in 2006......       $  17.08     $      -             -
   Self-storage facilities acquired in 2005......          12.24         8.61         42.2%
   Self-storage facilities acquired in 2004......          13.05        12.08          8.0%
                                                        -----------  ----------   -----------
                                                        $  12.81     $  11.74          9.1%
                                                        ===========  ==========   ===========
Number of Facilities:
     2006........................................              6            -             6
     2005........................................             32            6            26
     2004........................................             45           45             -
                                                        -----------  ----------   -----------
                                                              83           51            32
                                                        ===========  ==========   ===========
Net rentable square feet at March 31:
Self-storage facilities acquired in 2006.........            380            -           380
Self-storage facilities acquired in 2005.........          2,390          460         1,930
Self-storage facilities acquired in 2004 (c).....          3,121        3,109            12
                                                        -----------  ----------   -----------
                                                           5,891        3,569         2,322
                                                        ===========  ==========   ===========
Cumulative acquisition cost at March 31:
Self-storage facilities acquired in 2006.........       $ 51,079     $      -     $  51,079
Self-storage facilities acquired in 2005.........        254,549       23,751       230,798
Self-storage facilities acquired in 2004 (c).....        260,801      259,487         1,314
                                                        -----------  ----------   -----------
                                                        $566,429     $283,238     $ 283,191
                                                        ===========  ==========   ===========

(a) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(b)   In place  annual  rent per  occupied  square  foot  represents  annualized
      contractual  rents  per  occupied  square  foot  without   reductions  for
      promotional discounts, and excludes late charges and administrative fees.

(c) During 2005, we expanded one of the 2004 acquisitions, adding 12,000 net rentable square feet at a cost of $1,314,000.

         The 2005 and 2006 acquisitions were acquired at various dates throughout each period. Accordingly, rental income, cost of operations, net operating income and weighted average square foot occupancy levels represent the operating results for the partial period that we owned the facilities during the year acquired.

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

         For the three months ended March 31, 2006, we acquired a total of six self-storage facilities, principally in single-property transactions, containing an aggregate of approximately 380,000 net rentable square feet for an aggregate cost of $51,079,000 located in California, Florida, Illinois, New York and Virginia.

         We believe our presence in and knowledge of substantially all of the major markets in the United States enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the storage industry. Our acquisitions consist of facilities that have been operating for a number of years as well as newly constructed facilities that were in the process of filling up to stabilized occupancy levels. In either case, we have been able to leverage off of our operating strategies and improve the occupancy levels of the facilities, or with respect to the newly developed facilities we have been able to accelerate the fill-up pace.

         We expect that our acquisitions will continue to provide earnings growth during 2006 as these facilities continue to improve their occupancy levels as well as realized rental rates. In addition, during the remainder of 2006 we expect to continue to acquire additional self-storage facilities.

         Between April 1, 2006 and May 8, 2006, we acquired three self-storage facilities from third parties with total net rentable square feet of 228,000, at an aggregate cost of approximately $31.1 million in cash. At May 8, 2006, we are under contract to purchase four self-storage facilities (total approximate net rentable square feet of 336,000) at an aggregate cost of approximately $28.1 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

Self-Storage Operations - Expansion Facilities

         Our expansion facilities consist of (i) 53 self-storage facilities that we have owned for a number of years and have recently expanded, or are in the process of expanding, the amount of square footage available for rent combined with (ii) eight self-storage facilities located in New Orleans that were heavily impacted by Hurricane Katrina during 2005. The 53 self-storage facilities are generally older facilities that are located in prime locations where we have added additional space by either constructing new buildings on available land at the existing site or by demolishing existing single story buildings and rebuilding multi-story buildings in their place.

         The operating results of these 53 expansion facilities and the eight facilities located in New Orleans are not comparable on a year over year basis due to the addition of square footage or the damage caused by the hurricane, in the case of the New Orleans facilities. The operating results for these facilities are presented in the table below.



EXPANSION SELF-STORAGE FACILITIES                        Three Months Ended March 31,
                                                    ---------------------------------------
                                                       2006          2005         Change
                                                    ------------  -----------  ------------
                                                      (Amounts in thousands, except per
                                                            square foot amounts)
Rental income:
   New Orleans facilities (a) ...............       $    1,516      $  1,444    $       72
   Other expansion facilities................           11,040         9,701         1,339
                                                    ------------  -----------  ------------
     Total rental income.....................           12,556        11,145         1,411
                                                    ------------  -----------  ------------
Cost of operations (excluding depreciation):
   New Orleans facilities....................              368           506          (138)
   Other expansion facilities................            3,888         3,522           366
                                                    ------------  -----------  ------------
     Total cost of operations................            4,256         4,028           228
                                                    ------------  -----------  ------------
Net operating income before depreciation :
   New Orleans facilities....................            1,148           938           210
   Other expansion facilities................            7,152         6,179           973
                                                    ------------  -----------  ------------
   Total net operating income before depreciation        8,300         7,117         1,183
 Depreciation................................           (2,967)       (2,533)         (434)
                                                    ------------  -----------  ------------
   Net operating income......................       $    5,333      $  4,584    $      749
                                                    ============  ===========  ============
Weighted average square foot occupancy during the
 period:
   New Orleans facilities (b)................            78.1%         89.3%        (12.5)%
   Other expansion facilities................            78.6%         82.5%         (4.7)%
                                                    ------------  -----------  ------------
                                                         78.5%         83.3%         (5.8)%
                                                    ------------  -----------  ------------
Weighted average realized rent per occupied square
 foot during the period (c):
   New Orleans facilities (b) ...............       $   12.88       $  11.74          9.7%
   Other expansion facilities................           12.59          12.27          2.6%
                                                    ------------  -----------  ------------
                                                    $   12.61       $  12.21          3.3%
                                                    ============  ===========  ============
In place annual rent per occupied square foot at
March 31 (d):
   New Orleans facilities (b) ...............       $   13.71       $  12.90          6.3%
   Other expansion facilities................           13.46          12.94          4.0%
                                                    ------------  -----------  ------------
                                                    $   13.49       $  12.93          4.3%
                                                    ============  ===========  ============
Number of Facilities:
   New Orleans facilities....................               8              8            -
   Other expansion facilities................              53             53            -
                                                    ------------  -----------  ------------
                                                           61             61            -
                                                    ============  ===========  ============
Net rentable square feet (in thousands, at end
of period): (e)
   New Orleans facilities....................              524          524             -
   Other expansion facilities................            4,661        4,003           658
                                                    ------------  -----------  ------------
                                                         5,185        4,527           658
                                                    ============  ===========  ============


(a) Rental income for the New Orleans Facilities for the quarter ended March 31, 2006 includes $507,000 in business interruption proceeds we expect to receive from our insurers, relative to losses occurring in the quarter ended March 31, 2006.

(b) Occupied and available square footage excludes the impact of units taken offline due to hurricane damage, where such amounts are factored in to the computations of weighted average square foot occupancy, weighted average realized rent per occupied square foot, and in place annual rent per occupied square foot.

(c) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due. Realized rent per square foot excludes the impact of $507,000 in business interruption proceeds we expect to receive from our insurers relative to the New Orleans facilities for the three months ended March 31, 2006.

(d)   In place  annual  rent per  occupied  square  foot  represents  annualized
      contractual  rents  per  occupied  square  foot  without   reductions  for
      promotional discounts, and excludes late charges and administrative fees.

(e) Square footage excludes 299,000 net rentable containerized storage space initially developed for the containerized storage business at March 31, 2006, but includes square footage taken offline due to hurricane damage.

         All of the New Orleans facilities were closed for operations for several weeks following the hurricane; however, all but three of these facilities have since reopened. The five that are operating are not operating at full capacity, as many units are unavailable for lease due to damage. Two of the three facilities that remain closed will not be able to reopen at all without substantial restoration and repair work. Notwithstanding that five of our facilities in New Orleans are currently operating, we believe that the indirect economic effects of the hurricane on the city may have a negative impact on our facilities' operating results, and these effects are expected to continue for an indeterminate time period. Included in revenues for the three months ended March 31, 2006 are $575,000 in expected business interruption proceeds for these facilities, representing the loss of business for the quarter ended March 31, 2006.

         We expect that the Expansion Facilities, other than the New Orleans facilities, will continue to provide growth to our earnings during 2006 as we continue to rent the newly added vacant space. The weighted average occupancy level of these facilities was 78.6%, and 82.5% for the three months ended March 31, 2006 and 2005, respectively.

         We expect that we will continue to redevelop additional facilities; at March 31, 2006, we have 5 projects with an aggregate cost of $17.1 million to convert the containerized storage space into self-storage space and 46 other expansion and repackaging projects to enhance the visual appeal of our facilities or increase their net rentable space at an aggregate cost of $230.6 million. These activities will increase our self-storage space by an aggregate of 3,221,000 net rentable square feet and will result in short-term dilution to earnings. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual appeal, provide an important means to improve the Company's earnings. Further, the construction cost for these expansions is generally lower on a per-square foot basis than the development of a new facility, resulting in a higher yield potential on invested capital. There can be no assurance about the future level of such expansion and enhancement opportunities, and these projects are subject to contingencies.

Self-Storage Operations - Developed Facilities

         We have 42 newly developed self-storage facilities, and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities") that have not been operating at a stabilized level of operations since January 1, 2004. At March 31, 2006, these newly developed facilities have an aggregate of 4,840,000 net rentable square feet of self-storage space and 173,000 net rentable square feet of industrial space developed originally for our containerized storage business. Aggregate development cost for these 59 facilities was approximately $501.2 million at March 31, 2006. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities." These facilities are not included in the "Same Store" portfolio because their operations have not been stabilized.

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:


DEVELOPED SELF-STORAGE FACILITIES                       Three Months Ended March 31,
                                                    --------------------------------------
                                                       2006          2005        Change
                                                    ------------  -----------  -----------
                                                     (Amounts in thousands, except per
                                                   square foot amounts and facility count)

Rental income:
  Self-storage facility opened on March 31, 2006    $        -    $        -   $        -
  Self-storage facilities opened in 2005.......            369             2          367
  Self-storage facilities opened in 2004.......          1,618         1,007          611
  Self-storage facilities opened in 2003 and 2002        6,610         5,750          860
  Combination facilities.......................          4,718         3,887          831
                                                    ------------  -----------  -----------
     Total rental income.......................         13,315        10,646        2,669
                                                    ------------  -----------  -----------
Cost of operations (excluding depreciation):
  Self-storage facility opened on March 31, 2006             -             -            -
  Self-storage facilities opened in 2005.......            414            23          391
  Self-storage facilities opened in 2004.......            578           519           59
  Self-storage facilities opened in 2003 and 2002        2,165         2,048          117
  Combination facilities.......................          1,812         1,607          205
                                                    ------------  -----------  -----------
     Total cost of operations..................          4,969         4,197          772
                                                    ------------  -----------  -----------
Net operating income before depreciation :
  Self-storage facility opened on March 31, 2006             -             -            -
  Self-storage facilities opened in 2005.......            (45)          (21)         (24)
  Self-storage facilities opened in 2004.......          1,040           488          552
  Self-storage facilities opened in 2003 and 2002        4,445         3,702          743
  Combination facilities.......................          2,906         2,280          626
                                                    ------------  -----------  -----------
   Net operating income before depreciation....          8,346         6,449        1,897
 Depreciation..................................         (3,489)       (3,069)        (420)
                                                    ------------  -----------  -----------
   Net operating income........................     $    4,857    $    3,380   $    1,477
                                                    ============  ===========  ===========
Weighted average square foot occupancy during
the period:
  Self-storage facility opened on March 31, 2006          -             -            -
  Self-storage facilities opened in 2005.......          31.0%          8.6%       260.5%
  Self-storage facilities opened in 2004.......          83.8%         59.0%        42.0%
  Self-storage facilities opened in 2003 and 2002        91.5%         86.9%         5.3%
  Combination facilities.......................          74.9%         73.4%         2.0%
                                                    ------------  -----------  -----------
                                                         77.6%         77.6%         -
                                                    ============  ===========  ===========
Weighted average realized rent per occupied
square foot during the period (a):
  Self-storage facility opened on March 31, 2006    $        -   $         -           -
  Self-storage facilities opened in 2005.......           9.65             -           -
  Self-storage facilities opened in 2004.......          15.34         13.34       15.0%
  Self-storage facilities opened in 2003 and 2002        14.34         13.09        9.5%
  Combination facilities.......................          13.14         12.73        3.2%
                                                    ------------  -----------  -----------
                                                    $    13.79    $    12.96        6.4%
                                                    ============  ===========  ===========
In place annual rent per occupied square foot at
March 31 (b):
  Self-storage facility opened on March 31, 2006    $        -    $       -            -
  Self-storage facilities opened in 2005.......          13.78        13.50         2.1%
  Self-storage facilities opened in 2004.......          17.02        16.30         4.4%
  Self-storage facilities opened in 2003 and 2002        15.67        14.38         9.0%
  Combination facilities.......................          14.29        13.74         4.0%
                                                    ------------  -----------  -----------
                                                    $    15.19    $   14.30         6.2%
                                                    ============  ===========  ===========



DEVELOPED SELF-STORAGE FACILITIES                       Three Months Ended March 31,
(continued)                                         --------------------------------------
-----------                                            2006          2005        Change
                                                    ------------  -----------  -----------
                                                     (Amounts in thousands, except per
                                                    square foot amounts and facility count)

Number of facilities:
  Self-storage facility opened on March 31, 2006            1             -           1
  Self-storage facilities opened in 2005.......             6             1           5
  Self-storage facilities opened in 2004.......             7             7           -
  Self-storage facilities opened in 2003 and 2002          28            28           -
  Combination facilities.......................            17            17           -
                                                    ------------  -----------  -----------
                                                           59            53           6
                                                    ============  ===========  ===========
Square Footage:
  Self-storage facility opened on March 31, 2006           89             -          89
  Self-storage facilities opened in 2005.......           463            52         411
  Self-storage facilities opened in 2004.......           505           505           -
  Self-storage facilities opened in 2003 and 2002       1,937         1,937           -
  Combination facilities (c)...................         1,846         1,561         285
                                                    ------------  -----------  -----------
                                                        4,840         4,055         785
                                                    ============  ===========  ===========
Cumulative development cost:
  Self-storage facility opened on March 31, 2006     $  9,343      $      -    $  9,343
  Self-storage facilities opened in 2005.......        37,716         4,252      33,464
  Self-storage facilities opened in 2004.......        60,579        61,558        (979)
  Self-storage facilities opened in 2003 and 2002     211,621       204,473       7,148
  Combination facilities (c)...................       181,899       170,745      11,154
                                                    ------------  -----------  -----------
                                                     $501,158      $441,028    $ 60,130
                                                    ============  ===========  ===========


(a) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(b) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees.


(c) Square footages exclude industrial space developed for containerized storage activities totaling 173,000 net rentable square feet at March 31, 2006. Since January 1, 2003, we have converted industrial space no longer used by the discontinued containerized storage business into 1,483,000 net rentable square feet of traditional self-storage space, at an aggregate cost of $23,207,000.

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

         As these facilities approach the targeted occupancy level of approximately 90%, rates are increased, resulting in further improvement in net operating income as the existing tenants, which moved in at lower rates, have their rates increased or are replaced by new tenants paying higher rates. This process of reaching stabilized rental rates can take approximately another 12 to 24 months following the time when the facilities reach a stabilized occupancy level. In addition, move-in discounts have a more pronounced effect upon realized rental rates for the newly developed facilities, because such facilities tend to have a higher ratio of newer tenants.

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

         The annualized yield on cost for these facilities for the quarter ended March 31, 2006, based on net operating income before depreciation, was approximately 6.7%, which is lower than our ultimate yield expectations. We expect these yields to increase as these facilities reach stabilization of both occupancy levels and realized rents. Properties that were developed before 2005 have contributed greatly to our earnings growth. The growth in properties developed in 2004 was principally due to occupancy growth, and growth for properties developed in 2003 and 2002 were due principally to rate increases. We expect that these facilities will continue to provide growth to our earnings.

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

Self-Storage Operations - Newly Consolidated Facilities

         Effective January 1, 2006, as described in Note 2 to our condensed consolidated financial statements, we commenced including the accounts of three limited partnerships that we had previously accounted for on the equity method of accounting. These facilities are substantially all mature facilities that we have managed and had an interest in for several years, and these 16 facilities have an aggregate of 998,000 net rentable square feet. Accordingly, their future operating characteristics and past operating history are similar to those of our Same Store facilities.

         The following chart sets forth the operations of the Newly Consolidated
Facilities:

                                                   Three Months
                                                      Ended
                                                  March 31, 2006
                                                 ---------------
   Rental income...............................  $      3,298
   Cost of operations (excluding depreciation).           779
                                                 ---------------
   Net operating income before depreciation....         2,519
   Depreciation................................          (272)
                                                 ---------------
      Net operating income.....................         2,247
                                                 ===============
   Weighted average square foot occupancy
   during the period:..........................          88.5%

   Weighted average realized annual rent per
   occupied square foot for the period::.......  $       14.28

   In place annual rent per occupied square
   foot at March 31:...........................  $       15.66

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

         Our commercial operations are comprised of 1,296,000 net rentable square feet of commercial space operated principally at certain of the self-storage facilities.

         The results of our commercial operations are provided in the table below:

Commercial Property Operations:
                                               Three Months Ended March 31,
                                            ----------------------------------
                                              2006         2005       Change
                                            ----------  ----------- ----------
                                                  (amounts in thousands)
Rental income.........................      $   2,992    $   2,848   $    144
 Cost of operations...................          1,348        1,127        221
                                            ----------  ----------- ----------
   Net operating income...............          1,644        1,721        (77)

 Depreciation.........................           (585)        (579)        (6)
                                            ----------  ----------- ----------
   Operating income...................      $   1,059    $   1,142   $    (83)
                                            ==========  =========== ==========

         Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions of the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for the remainder of 2006.

         CONTAINERIZED STORAGE OPERATIONS:

         We have closed many of our containerized storage facilities since 2002, and have refined our market and product focus to twelve facilities located in eight densely populated markets with above-average rent and income. The operations with respect to the facilities other than the twelve ongoing facilities are included in "Discontinued Operations" on our income statement.
The operations of the twelve remaining facilities are included in PSPUD's continuing operations and are reflected on the table below:

Containerized Storage:
(excluding discontinued operations)

                                             Three Months Ended March 31,
                                           ---------------------------------
                                             2006        2005       Change
                                           ---------  ---------   ----------
                                                (Amounts in thousands)
Rental and other income ............       $ 3,930     $ 3,837     $     93
Cost of operations:
    Direct operating costs..........         2,952       2,384          568
    Facility lease expense..........           358         358            -
                                           ---------  ---------   ----------
      Total cost of operations......         3,310       2,742          568
                                           ---------  ---------   ----------
Operating income prior to depreciation         620       1,095         (475)
   Depreciation expense (a).........          (260)     (1,162)         902
                                           ---------  ---------   ----------
Operating income....................       $   360     $   (67)    $    427
                                           =========  =========   ==========

(a) Depreciation expense principally relates to the depreciation of containers; however, depreciation expense for the three months ended March 31, 2006 includes $200,000, related to real estate facilities compared to $252,000 for the same period in 2005, respectively.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods from city to city. At March 31, 2006, there were approximately 20,939 occupied containers in the continuing facilities.

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

         ANCILLARY OPERATIONS: Our Ancillary operations include the operating results of our tenant insurance, truck rental, merchandise, and third-party property management operations. The following table sets forth our ancillary operations:

                                            Three Months Ended March 31,
                                         --------------------------------------
                                             2006          2005       Change
                                         -------------  ----------- -----------
                                                (amounts in thousands)
Revenues:
    Tenant reinsurance premiums.....       $    6,786   $   5,916     $   870
    Merchandise sales...............            5,013       4,807         206
    Truck rentals...................            2,770       2,581         189
    Property management.............              605         714        (109)
                                         -------------  ----------- -----------
       Total revenues...............           15,174      14,018       1,156
                                         -------------  ----------- -----------
Cost of operations:
    Tenant reinsurance..............            3,092       2,977         115
    Merchandise sales...............            4,573       4,271         302
    Truck rentals...................            2,890       2,958         (68)
    Property management.............               61         211        (150)
                                         -------------  ----------- -----------
       Total cost of operations.....           10,616      10,417         199
                                         -------------  ----------- -----------
Net operating income:
    Tenant reinsurance..............            3,694       2,939         755
    Merchandise sales...............              440         536         (96)
    Truck rentals...................             (120)       (377)        257
    Property management.............              544         503          41
                                         -------------  ----------- -----------
       Total net operating income...       $    4,558   $   3,601     $   957
                                         ============   =========== ===========

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

         For 2005, we had outside third-party insurance coverage for claims paid exceeding $500,000 resulting from any individual event, to a limit of $10,000,000. Effective January 1, 2006, such coverage was revised to cover claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000.

         The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, premiums charged for such insurance, and existing tenant retention to continue participating in the insurance program. For the three months ended March 31, 2006 and 2005, approximately 32% and 33%, respectively, of our self-storage tenant base had such policies.

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

         The revenues and expenses of these activities have remained relatively stable during the periods reflected in the table above. The primary factors impacting the level of operations of these activities is the level of customer and tenant traffic at our self-storage facilities, including the level of move-ins.

         Property management operations
         ------------------------------

         We manage 27 self-storage facilities on behalf of third-party owners and 22 self-storage facilities that are owned by the Unconsolidated Entities. Under the supervision of the property owners, we coordinate rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers, and independent contractors. We also assist and advise the property owners in establishing policies for the hire, discharge, and supervision of employees for the operation of these facilities.

         Property management operations declined in the quarter ended March 31, 2006 as compared to the same period in 2005, due to our consolidation, effective January 1, 2006, of three partnerships owning 16 self-storage facilities that we had previously accounted for using the equity method of accounting. This resulted in the elimination in consolidation of management fee income and cost of operations with respect to these three partnerships for periods after January 1, 2006.

         Our operating income from these activities is generally dependent upon the revenues earned at the managed facilities, because our management fee is based upon revenues. Management contracts with the third-party owners can be terminated by either party upon 60 days written notice.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at March 31, 2006. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the three months ended March 31, 2006 and 2005 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

                                                  Three Months Ended March 31,
                                            ------------------------------------
                                               2006        2005         Change
                                            ----------  -----------  -----------
                                                    (Amounts in thousands)
Property operations:
  PSB                                       $17,930       $17,214        $716
  Acquisition Joint Venture..............        86            51          35
  Newly consolidated partnerships (1)....         -         1,276      (1,276)
  Other investments (2)..................       701           407         294
                                            ----------  -----------  -----------
                                             18,717        18,948        (231)
                                            ----------  -----------  -----------
Depreciation:
  PSB....................................    (9,039)       (8,253)       (786)
  Acquisition Joint Venture..............       (69)          (66)         (3)
  Newly consolidated partnerships (1)....         -          (175)        175
  Other investments (2)..................      (146)         (191)         45
                                            ----------  -----------  -----------
                                             (9,254)       (8,685)       (569)
                                            ----------  -----------  -----------
Other: (3)
  PSB (4)................................    (5,915)       (4,752)     (1,163)
  Newly consolidated partnerships (1)....         -           127        (127)
  Other investments (2)..................       (82)           40        (122)
                                            ----------  -----------  -----------
                                             (5,997)       (4,585)     (1,412)
                                            ----------  -----------  -----------
Total equity in earnings of real estate
entities..................................   $3,466        $5,678     $(2,212)
                                            ==========  ===========  ===========

(1) As described more fully in Note 2 to our financial statements, we commenced consolidating the accounts of three limited partnerships that we had previously accounted for on the equity method of accounting. Accordingly, equity in income with respect to these partnerships ceased effective January 1, 2006.

(2) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three months ended March 31, 2006 and 2005.

(3) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $224,000 for the three months ended March 31, 2006, as compared to $123,000, respectively, for the same periods in 2005.

(4) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

         The decrease in equity in earnings of real estate entities is principally due to our $312,000 pro-rata share of PSB's gain on sale of real estate assets recorded in the quarter ended March 31, 2006, as compared to $1,265,000 for the same period in 2005, as well as our consolidation of three limited partnerships effective January 1, 2006 as described in Note 2 to our condensed consolidated financial statements. As a result of this consolidation, equity in income with respect to these partnerships ceased effective January 1, 2006.

         Equity in earnings of PSB represents our pro-rata share (an average of approximately 44% for the three months ended March 31, 2006 and 2005) of the earnings of PSB. Throughout 2005 and the first three months of 2006, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At March 31, 2006, PSB owned and operated 17.9 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at March 31, 2006 pursuant to property management agreements.

         Our future equity income from PSB will be dependent entirely upon PSB's operating results. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 2 to the Consolidated Financial Statements for the quarter ended March 31, 2006, our pro-rata share of earnings with respect to two of the facilities acquired directly from third parties by the Acquisition Joint Venture in 2004, at an aggregate cost of $9,086,000, are reflected in Equity in Earnings in the table above. Our investment in the Acquisition Joint Venture with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties.

         The "Other Investments" are comprised primarily of our equity in earnings from four limited partnerships, for which we held an approximately consistent level of equity interest throughout 2005 and the first three months of 2006. These limited partnerships were formed by the Company during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Ancillary operations." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other Investments" will be dependent upon the operating results of the 20 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 5 to the consolidated financial statements for the operating results of these entities for the three months ended March 31, 2006 and 2005.

OTHER INCOME AND EXPENSE ITEMS

         INTEREST AND OTHER INCOME: Interest and other income was $5,075,000 for the three months ended March 31, 2006, respectively, as compared to $2,893,000, respectively, for the same periods in 2005. This increase is due to higher interest income on cash balances due to higher average interest rates.

         As discussed more fully in "Liquidity and Capital Resources" below, at March 31, 2006, we had cash balances totaling approximately $382 million, which includes significant proceeds from recent equity issuances. These balances are typically invested in short-term low-risk securities that, during the quarter ended March 31, 2006, earned a nominal yield. In addition, on May 3, 2006, we raised approximately $518 million in gross proceeds from our issuance of our Series I Cumulative Preferred Stock and on May 9, 2006 we raised an additional $100 million through one of the Consolidated Entities' issuance of its Series J Preferred Units. The future level of interest and other income will be partially dependent upon the timing of our investment of these unused offering proceeds and the level of interest earned on these short-term investments.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $50,049,000 and $47,938,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in depreciation and amortization for the three months ended March 31, 2006 as compared to the same period in 2005 is due primarily to increased depreciation with respect to newly developed and acquired facilities, offset partially by a reduction in depreciation with respect to maintenance capital expenditures.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $6,779,000 for the three months ended March 31, 2006, as compared to $5,141,000 for the same period in 2005, representing an increase of approximately $1,638,000. General and administrative expense principally consists of state income taxes, investor relation expenses and corporate and executive salaries. In addition, general and administrative expense includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance, stock-based compensation and product research and development expenditures.

         The increase in general and administrative expense for the three months ended March 31, 2006 as compared to the same period in 2005 is primarily due to costs incurred prior to the signing of the merger agreement with Shurgard, totaling approximately $1,224,000.

         We expect that additional costs associated with the integration of Shurgard and winding down of Shurgard will be incurred. Such costs, the amount of which cannot be determined at this time, are expected to be expensed when incurred.

         INTEREST EXPENSE: Interest expense was $1,557,000 and $1,663,000 for the three months ended March 31, 2006 and 2005, respectively. Interest capitalized during the three months ended March 31, 2006 and 2005 was $716,000 and $665,000, respectively. See also Notes 7 and 8 for a schedule of our debt balances, principal repayment requirements, and average interest rates.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three months ended March 31, 2006 and 2005:


                                                         Three Months Ended March 31,
                                                    ----------------------------------------
                                                       2006           2005          Change
                                                    ------------  ------------   -----------
                                                              (Amounts in thousands)
Preferred partnership interests:
   Ongoing distributions (a).................        $  3,591      $    5,375      $ (1,784)
   Special Distribution and EITF Topic D-42 (b)             -             874          (874)
Acquired minority interests (c)..............               -           2,325        (2,325)
Newly consolidated partnerships (d)                       930               -           930
Convertible Partnership Units (e)............             116              90            26
Other minority interests (f).................           2,522           1,980           542
                                                    ------------  ------------   -----------
    Total minority interests in income.......       $   7,159      $   10,644     $  (3,485)
                                                    ============  ============   ===========


(a) The decrease in ongoing distributions is due to the redemption of $40 million of our 9.5% Series N Preferred Units on March 17, 2005 and $45 million of our 9.125% Series O Preferred units on March 29, 2005.

(b) In accordance with the Securities and Exchange Commissions clarification of EITF Topic D-42, are original issuance cost with respect to our first quarter of 2005 redemption of preferred units included in minority interest in income for the three months ended March 31, 2005 totaling $874,000.

(c) These amounts reflect income allocated to minority interests that the Company acquired in 2005 and are no longer outstanding at March 31, 2006.

(d) Thse amounts reflect income allocated to minority interests for three entities that we commenced consolidating the accounts for effective
      January 1, 2006 (see Note 2 to the condensed consolidated financial statements). Included in minority interest in income for the three months ended March 31, 2006 was $34,000 in depreciation expense.

(e)   These  amounts   reflect  the  minority   interests   represented  by  the
      Convertible
     Partnership Units (see Note 8 to the condensed consolidated financial statements).

(f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three months ended March 31, 2006 and 2005. Included in minority interest in income is $162,000 in depreciation expense for the three months ended March 31, 2006, respectively, as compared to $200,000 for the same period in 2005.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2005 and the three months ended March 31, 2006, comprised of investments in the Consolidated Entities described in Note 9 to the Company's financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         On May 9, 2006, one of the Consolidated Entities issued $100 million of its 7.25% Series J Preferred Partnership Units. Accordingly, ongoing distributions with respect to preferred partnership interest are expected to increase. Discontinued Operations: As described more fully in Note 3 to the consolidated financial statements, during 2002, 2003 and 2004, we implemented a business plan which included the closure of 43 of 55 containerized storage facilities that were open at December 31, 2001. The 43 facilities are hereinafter referred to as the "Closed Facilities."

         During July 2005, in an eminent domain proceeding, one of our self-storage facilities located in the Portland, Oregon market was condemned, additionally, in 2006, we will be losing a facility in our Seattle, Washington market to an eminent domain proceeding, (collectively these facilities a referred to as "the Eminent Domain Facilities").

         The following table summarizes the historical operations of the Eminent Domain Facilities and the Closed Facilities:

Discontinued Operations:                     Three Months Ended March 31,
                                            ----------------------------------
                                               2006         2005      Change
                                            -----------  ----------  ---------
                                                 (amounts in thousands)
Rental income.......................        $    113     $    343           $
                                                                         (230)
Cost of operations...................            (50)        (312)        262
Depreciation and amortization ......             (21)         (67)         46
                                            -----------  ----------  ---------
Income before other items...........              42          (36)         78

Other items:
    Net gain on disposition of assets              -        1,143      (1,143)
                                            -----------  ----------  ---------
Net discontinued operations.........        $     42     $  1,107    $ (1,065)
                                            ==========   ==========  =========
LIQUIDITY AND CAPITAL RESOURCES


         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. At March 31, 2006, cash on hand totaled $382.3 million and we had no outstanding borrowings under our $200 million bank line of credit.

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


                                                                          Three Months Ended March 31,
                                                                        ---------------------------------
                                                                            2006               2005
                                                                        ---------------   ---------------
                                                                             (Amounts in thousands)
Net cash provided by operating activities.......................         $    162,833       $    148,975

Allocable to minority interest (Preferred Units) - ongoing
distributions...................................................               (3,591)            (5,375)
Allocable to minority interest (common equity)..................               (3,712)            (4,016)
                                                                        ---------------   ---------------
Cash from operations allocable to our shareholders..............              155,530            139,584

Capital improvements to maintain our facilities.................               (8,379)            (6,806)
                                                                        ---------------   ---------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................              147,151            132,778


Distributions paid:
  Preferred stock dividends.....................................              (46,615)           (40,413)
  Equity Stock, Series A dividends..............................               (5,356)            (5,375)
  Distributions to Common shareholders..........................              (64,298)           (58,072)
                                                                        ---------------   ---------------
Cash available for principal payments on debt and reinvestment..         $     30,882       $     28,918
                                                                        ==============    ===============


         Our financial profile is characterized by a low level of debt to total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at March 31, 2006, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200 million line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2006, we had mortgage debt outstanding of $95.0 million (which encumbers 35 facilities with a book value of approximately $205.2 million) and unsecured debt in the amount of $11.2 million. We also have Debt to Joint Venture Partner amounting to $35.7 million with respect to ten real estate facilities with an aggregate book value of $48.3 million.

         RECENT ISSUANCE OF PREFERRED STOCK AND PROJECTED REDEMPTION OF PREFERRED SECURITIES: One of our financing objectives over the past several years has been to reduce our average cost of capital with respect to our preferred securities. Accordingly, we have redeemed higher rate preferred securities outstanding and have financed the redemption with cash on-hand or from the proceeds from the issuance of lower rate preferred securities. The table below reflects the preferred stock that is redeemable in 2006 (amounts in 000's):

           Redeem 8.00% Series R (Redeemable 09/28/06)       $    510,000
           Redeem 7.88% Series S (Redeemable 10/31/06)            143,750
                                                             ------------
           Total redemptions                                 $    653,750
                                                             ============

         We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2003 through March 31, 2006, we have issued approximately $1.5 billion of our Cumulative Preferred Stock, and used approximately $0.8 billion of these net proceeds in order to redeem higher-coupon preferred securities.

         REQUIREMENT TO PAY DISTRIBUTIONS: We estimate the distribution requirement with respect to our Preferred Stock outstanding at May 8, 2006 to be approximately $222.5 million per year. We estimate that the annual distribution requirement with respect to the preferred partnership units outstanding at March 31, 2006, to be approximately $14.4 million per year. On May 9, 2006, we issued 4,000,000 units of our Series J Preferred Partnership Units, raising approximately $100 million in cash proceeds. Our annual distribution requirement is estimated to be approximately $7.3 million per year with respect to these units.

         During each of the three months ended March 31, 2006 and 2005, we paid cash dividends totaling $5,356,000 and $5,375,000, respectively, to the holders of our Equity Stock, Series A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at March 31, 2006, we estimate the total regular distribution for the second quarter of 2006 to be approximately $5.4 million.

         During the three months ended March 31, 2006, we paid dividends totaling $64,298,000 ($0.50 per common share) to the holders of our common stock. Based upon shares outstanding at May 8, 2006 and a quarterly distribution of $0.50 per share, which was declared by the Board of Directors on May 3, 2006 and payable on June 29, 2006, to shareholders of record as of June 2, 2006, we estimate a dividend payment with respect to our common stock of approximately $64.1 million for the second quarter of 2006.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2006, we budgeted approximately $38 million for capital improvements. During the three months ended March 31, 2006, we incurred capital improvements of approximately $8.4 million. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our debt, all of which is fixed rate. At March 31, 2006, we had total outstanding debt of approximately $141.9 million. See
Note 7 to the consolidated financial statements for approximate principal maturities of such borrowings.

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

         Between March 31, 2006 and May 8, 2006, we acquired three additional self-storage facilities from third parties at an aggregate cost of approximately $31.1 million in cash. At May 8, 2005, we are under contract to acquire four additional facilities at an aggregate cost of approximately $28.1 million. Each of these acquisitions is subject to significant contingencies, and there can be no assurance that these facilities will be acquired.

         At March 31, 2006 we have a development "pipeline" of 54 projects consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At March 31, 2006, we have acquired the land for all of these projects.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $249.7 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY (as of March 31, 2006)
                                                                             Total
                                                    Number      Net        estimated      Costs incurred
                                                      of      rentable     development       through         Costs to
                                                   projects   sq. ft         costs            3/31/06         complete
                                                  ---------- ----------   ------------   --------------      ----------
                                                                  (Amounts in thousands, except number of projects)
  Facilities currently under construction:
    Self-storage facilities                            2          191      $   44,223       $   37,558       $    6,665
    Expansions and other enhancements to
     existing self-storage facilities                  8          337          24,624            7,586           17,038
                                                  ---------- ----------   ------------   --------------      ----------
                                                      10          528          68,847           45,144           23,703

  Facilities awaiting  construction,  where land
     has been acquired:
    Self-storage facilities                            1           57           7,116            2,335            4,781
    Expansions and other enhancements to
     existing self-storage facilities                 43        2,884         223,053            1,814          221,239
                                                  ---------- ----------   ------------   --------------      ----------
                                                      44        2,941         230,169            4,149          226,020

  Total Development Pipeline                          54        3,469      $  299,016       $   49,293       $  249,723
                                                  ========== ==========   ============   ==============      ===========


         In addition, we have parcels of land held for development with an aggregate cost of $5,622,000.

         MERGER WITH SHURGARD: On March 6, 2006, we entered into an agreement with Shurgard Storage Centers, Inc ("Shurgard") under which Public Storage will acquire Shurgard at a total transaction value of approximately $5.0 billion. Under the transaction, which is taxable, Public Storage will issue approximately
38.7 million shares of common stock in exchange for outstanding Shurgard common stock and assume Shurgard's debt and line of credit of approximately $1.9 billion (as of March 31, 2006). Concurrent with the closing of the merger, we expect to repay Shurgard's line of credit ($621 million at March 31, 2006), and pay approximately $90 million of legal, consulting, and other merger-related costs. In addition, approximately $136 million of Shurgard's preferred stock will be redeemed. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of the shareholders of both companies, and is currently targeted to close during the third quarter of 2006.

         The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006, and our Form S-4, which was filed April 20, 2006.

         REPURCHASES OF THE COMPANY'S COMMON STOCK: The Company's Board of Directors authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. For the three months ended March 31, 2006, we did not repurchase any shares of our common stock.

         From the initial authorization through May 8, 2005, we have repurchased a total of 22,201,720 shares of common stock at an aggregate cost of approximately $567 million.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At March 31, 2006, our debt as a percentage of total shareholders' equity (based on book values) was 2.9%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010, Series H - January 19, 2011 and Series I - May 3, 2011. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $141.9 million at March 31, 2006. All of the Company's debt bears interest at fixed rates. See Note 7 to the consolidated financial statements at March 31, 2006 for approximate principal maturities of the notes payable at March 31, 2006.

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

ITEM 1A.   RISK FACTORS
           ------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2005, you should consider the following factors in evaluating the Company:

IF THE SHURGARD MERGER IS COMPLETED, IT MAY SUBJECT US TO ADDITIONAL RISKS

         On March 6, 2006, we entered into an agreement with Shurgard Storage Centers, Inc ("Shurgard") under which Public Storage will acquire Shurgard at a total transaction value of approximately $5.0 billion. Under the transaction, which is taxable, Public Storage will issue approximately 38.7 million shares of common stock in exchange for outstanding Shurgard common stock and assume Shurgard's debt and line of credit of approximately $1.9 billion (as of March 31, 2006 ). Concurrent with the closing of the merger, we expect to repay Shurgard's line of credit ($621 million at March 31, 2006), and pay approximately $90 million of legal, consulting, and other merger-related costs. In addition, approximately $136 million of Shurgard's preferred stock will be redeemed. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of the shareholders of both companies, and is currently targeted to close during the third quarter of 2006.

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

         The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006, and our Form S-4, which was filed April 20, 2006.

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

         The success of the merger will depend, in part, on our ability to realize the anticipated cost savings from combining the businesses of Public Storage and Shurgard. However, to realize the anticipated benefits from the merger, we must successfully combine the businesses of Public Storage and Shurgard in a manner that permits those cost savings to be realized. If we are not able to successfully achieve those objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer or cost more to realize than expected. Public Storage and Shurgard have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of valuable employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements that adversely affect our ability to maintain relationships with tenants and employees or to achieve the anticipated benefits of the merger. Further, the size of the transaction may make integration of Public Storage and Shurgard difficult, expensive, and disruptive, adversely affecting the combined company's revenues and earnings, and implementation of merger integration efforts may divert management's attention from other strategic priorities. In addition, the merger has been structured so that it should be a taxable transaction for U.S. Federal income tax purposes. As a result, the combined company should have the benefit of a step-up in tax basis in Shurgard's assets. It is possible that the IRS may challenge the step-up in basis. If such challenge were sustained, we would not achieve this benefit, which would reduce our depreciation deductions and our ability to retain cash flow.

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

         Shurgard has a significantly greater level of debt than we do with more fixed and floating-rate debt, as well as derivative instruments that we would assume. Shurgard's outstanding borrowings on its lines of credit ($621 million at March 31, 2006) would become payable immediately upon completion of the merger. In addition, there would be $90 million in additional cash costs related to the merger, cash requirements for the redemption of $136 million of Shurgard's preferred stock on the merger date, and additional possible cash requirements following the merger. As a result, this transaction may result in an increase in our exposure to interest rate and refinancing risks.

         We would also be acquiring Shurgard's international operations in Europe, which consist principally of facilities that have been completed in the last few years and are in various stages of fill-up. We have no experience in European operations, which may adversely impact our ability to operate profitably in Europe. In addition, these operations have specific inherent risks, including without limitation the following:

o        currency risks, including currency fluctuations;

o        unexpected changes in legislative and regulatory requirements;

o        potentially adverse tax burdens;

o burdens of complying with different permitting standards, environmental and labor laws and a wide variety of foreign laws;

o        obstacles to the repatriation of earnings and cash;

o        regional, national and local political uncertainty;

o        economic slowdown and/or downturn in foreign markets;

o        difficulties in staffing and managing international operations;

o        reduced protection for intellectual property in some countries; and

o inability to effectively control less than wholly-owned partnerships and joint ventures.

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

THE  HUGHES  FAMILY  COULD  CONTROL  US  AND  TAKE  ACTIONS   ADVERSE  TO  OTHER
SHAREHOLDERS.

         At May 8, 2006, B. Wayne Hughes, Chairman of the Board, and members of his family (the "Hughes Family") owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes Family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE OR SHURGARD FAILED TO QUALIFY AS A REIT.

         We have assumed based on public filings that Shurgard has qualified and will continue to qualify as a REIT following the merger. However, if Shurgard has failed or fails to qualify as a REIT, we generally would succeed to or incur significant tax liabilities and possibly lose our REIT status should disqualifying activities continue after the Shurgard merger.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         Debt increases the risk of loss. In making real estate investments, we may borrow money, which increases the risk of loss. At March 31, 2006, our debt of $141.9 million was 2.6% of our total assets.

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

o        changes in tax, real estate and zoning laws; and

o        tenant claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks; areas that other real estate companies may use third-party insurers for. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 16 under "Insurance and Loss Exposure" to our consolidated financial statements at March 31, 2006.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated most of our revenue for the three months ended March 31, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development  and fill-up of our  properties  would reduce our profitability.  Since  January  1,  2002,  we have  opened  42  newly  developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of approximately $501.2 million. In addition, at March 31, 2006 we had 54 projects in development that are expected to be completed in approximately the next two years. These 54 projects have total estimated costs of approximately $299 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

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

         Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PSIC. For each of the three month periods ended March 31, 2006 and 2005, we collected $259,000 in reinsurance premiums attributable to the Canadian operations. Since PSIC's right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred an operating loss of $10,058,000 in 2002, and generated operating profits of $2,543,000 in 2003, $684,000 in 2004, $1,818,000 for 2005 and $360,000 for the three months ended March 31, 2006. Since 2002, PSPUD closed or consolidated facilities that were deemed not strategic to its business plan, and has 12 facilities open at March 31, 2006.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------

         On June 12, 1998, we announced that the Board of Directors (the "Directors") authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On subsequent dates the Directors increased the repurchase authorization, the last being April 13, 2001, when the Board of Directors increased the repurchase authorization to 25,000,000 shares. The Company has repurchased a total of 22,201,720 shares of Common Stock under this authorization. The Company did not repurchase any shares of Common Stock during the quarter ended March 31, 2006.

ITEM 6.    EXHIBITS

         Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DATED:     May 10, 2006

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

3.59 Certificate of Determination of Preferences of 7.25% Cumulative Preferred Stock, Series I of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.25% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.60        Amendment  to  Certificate  of  Determination  of  Determination  of
            Preferences of Cumulative Preferred Stock, Series G (8.875%), H (8.45%), I (8.625%), J (8%), K (8.25%), L (8.25%), M (8.75%), N
            (9.5%), O (9.125%) and P (8.75%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 22, 2005 and incorporated herein by reference.

3.61 Revised Bylaws of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-4/A (SEC File No. 33-64971) and incorporated herein by reference.

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

3.71 Amendment to Bylaws of Public Storage, Inc. adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.1. Merger Agreement, dated as of March 6, 2006, by and among Shurgard Storage Centers, Inc., ASKL Sub LLC and Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

10.2. Voting Agreement, dated as of March 6, 2006, by and among Charles K. Barbo and Public Storage, Inc.. Filed with Registrant's Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

10.3. Deposit Agreement dated as of May 3, 2006 among Registrant and Computershare Trust Company N.A. and the holders of depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.25% Cumulative Preferred Stock, Series I. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.25% Cumulative Preferred Stock, Series I and incorporated herein by reference.

11          Statement Re: Computation of Earnings per Share. Filed herewith.

12          Statement  Re:  Computation  of Ratio of Earnings to Fixed  Charges.
            Filed herewith.

31.1        Rule  13a-14(a)/15d-14(a)  Certification of Chief Executive Officer.
            Filed herewith.

31.2        Rule  13a-14(a)/15d-14(a)  Certification of Chief Financial Officer.
            Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith