Form 10-Q
period 2006-06-30
PUBLIC STORAGE INC /CA
filed 2006-08-09
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                             95-3551121
 ------------------------------------    ---------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

 701 Western Avenue, Glendale, California              91201-2349
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [ ] Yes [X] No

Indicate the number of shares outstanding of the registrant's common stock, as of August 8, 2006:

Common Stock, $.10 par value per share - 129,368,307 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                         Pages
                                                                         -----
PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
             June 30, 2006 and December 31, 2005                             1

          Condensed Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 2006 and 2005               2

          Condensed Consolidated Statement of Shareholders' Equity
             for the Six Months Ended June 30, 2006                          3

          Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2006 and 2005             4 - 5

          Notes to Condensed Consolidated Financial Statements          6 - 36

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations             37 - 69

Item 3.   Quantitative and Qualitative Disclosures about Market Risk   69 - 70

Item 4.   Controls and Procedures                                           70

PART II.  OTHER INFORMATION (Items 3 through 5 are not applicable)
          -----------------

Item 1.   Legal Proceedings                                                 71

Item 1A.  Risk Factors                                                 71 - 77

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds  77 - 78

Item 6.   Exhibits                                                          78

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                          June 30,         December 31,
                                                                                            2006               2005
                                                                                    ----------------      --------------
                                                                                        (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................       $     983,630         $    493,501
Real estate facilities, at cost:
   Land......................................................................           1,596,915            1,540,357
   Buildings.................................................................           4,550,764            4,390,127
                                                                                    ----------------      --------------
                                                                                        6,147,679            5,930,484
   Accumulated depreciation..................................................          (1,594,913)          (1,500,128)
                                                                                    ----------------      --------------
                                                                                        4,552,766            4,430,356
   Construction in process...................................................              19,695               54,472
                                                                                    ----------------      --------------
                                                                                        4,572,461            4,484,828

Investment in real estate entities...........................................             303,884              328,555
Goodwill (Note 2)............................................................             174,634              176,285
Other assets.................................................................              65,527               69,317
                                                                                    ----------------      --------------
              Total assets...................................................       $   6,100,136         $  5,552,486
                                                                                    ================      ==============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................       $     105,053         $    113,950
Debt to joint venture partner................................................              35,784               35,697
Preferred stock called for redemption........................................                   -              172,500
Accrued and other liabilities................................................             171,773              159,360
                                                                                    ----------------      --------------
         Total liabilities...................................................             312,610              481,507
Minority interest:
   Preferred partnership interests...........................................             325,000              225,000
   Other partnership interests...............................................              33,223               28,970
Commitments and contingencies (Note 14)
   Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,723,236 shares issued (in series) and outstanding, (1,698,336 at
     December 31, 2005) at liquidation preference............................           3,120,900            2,498,400

   Common Stock, $0.10 par value, 200,000,000 shares authorized, 128,210,747
     shares issued and outstanding (128,089,563 at December 31, 2005)........              12,821               12,809
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,744.193 shares issued and outstanding.................................                   -                    -
   Paid-in capital...........................................................           2,415,673            2,430,671
   Cumulative net income.....................................................           3,432,344            3,189,266
   Cumulative distributions paid.............................................          (3,552,435)          (3,314,137)
                                                                                    ----------------      --------------
         Total shareholders' equity..........................................           5,429,303            4,817,009
                                                                                    ----------------      --------------
              Total liabilities and shareholders' equity.....................       $   6,100,136         $  5,552,486
                                                                                    ================      ==============

                            See accompanying notes.
                                       1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                Three Months Ended               Six Months Ended
                                                                                     June 30,                        June 30,
                                                                            ---------------------------     ------------------------
                                                                               2006            2005             2006         2005
                                                                            ------------  -------------     ------------ -----------
Revenues:
   Rental income:
      Self-storage facilities...........................................     $ 262,398     $   235,255      $   513,910  $ 462,601
      Commercial properties.............................................         3,013           2,927            6,005      5,775
      Containerized storage facilities..................................         4,200           3,988            8,130      7,825
   Ancillary operations.................................................        18,369          17,198           33,543     31,216
   Interest and other income............................................        10,047           3,394           15,122      6,287
                                                                            ------------  -------------     ------------ -----------
                                                                               298,027         262,762          576,710    513,704
                                                                            ------------  -------------     ------------ -----------
Expenses:
  Cost of operations (excluding depreciation and amortization below):
      Self-storage facilities...........................................        89,425          80,402          177,160    162,046
      Commercial properties.............................................         1,235           1,043            2,583      2,170
      Containerized storage facilities..................................         4,219           3,274            7,529      6,016
      Ancillary operations..............................................        11,696          10,140           22,312     20,557
  Depreciation and amortization.........................................        48,626          48,240           98,675     96,178
  General and administrative............................................         6,975           6,128           13,754     11,269
  Interest expense......................................................         1,872           1,794            3,429      3,457
                                                                            ------------  -------------     ------------ -----------
                                                                               164,048         151,021          325,442    301,693
                                                                            ------------  -------------     ------------ -----------
Income from continuing operations before equity in earnings of real
   estate entities and minority interest in income......................       133,979         111,741          251,268    212,011
Equity in earnings of real estate entities (Note 5).....................         3,124           4,851            6,590     10,529
Minority interest in income:
  Preferred partnership interests:
     Based on ongoing distributions paid................................        (4,658)         (3,590)          (8,249)    (8,965)
     Allocation of redemption costs (Note 9)............................             -               -                -       (874)
  Other partnership interests...........................................        (4,070)         (4,878)          (7,638)    (9,273)
                                                                            ------------  -------------     ------------ -----------
Income from continuing operations.......................................       128,375         108,124          241,971    203,428
Cumulative effect of change in accounting principle (Note 12)...........             -               -              578          -
Gain on disposition of real estate assets...............................           466              53              466         53
Discontinued operations (Note 3)........................................            21              89               63      1,196
                                                                            ------------  -------------     ------------ -----------
Net income..............................................................     $ 128,862     $   108,266      $   243,078  $ 204,677
                                                                            ============  =============     ============ ===========
Net income allocation:
----------------------
   Allocable to preferred shareholders:
     Based on distributions paid........................................     $  52,376     $    42,147      $    98,991  $  82,560
     Based on redemptions of preferred stock (Note 2)...................             -               -                -      1,904
   Allocable to Equity Stock, Series A..................................         5,356           5,356           10,712     10,731
   Allocable to common shareholders.....................................        71,130          60,763          133,375    109,482
                                                                            ------------  -------------     ------------ -----------
                                                                             $ 128,862     $   108,266      $   243,078  $ 204,677
                                                                            ============  =============     ============ ===========
Net income per common share - basic
   Continuing operations................................................     $   0.55      $      0.47      $      1.04  $    0.84
   Discontinued operations..............................................            -                -                -       0.01
                                                                            ------------  -------------     ------------ -----------
                                                                             $   0.55      $      0.47      $      1.04  $    0.85
                                                                            ============  =============     ============ ===========
Net income per common share - diluted
   Continuing operations................................................     $   0.55      $      0.47      $      1.03  $    0.84
   Discontinued operations..............................................            -                -                -       0.01
                                                                            ------------  -------------     ------------ -----------
                                                                             $   0.55      $      0.47      $      1.03  $    0.85
                                                                            ============  =============     ============ ===========
Net income per depositary share of Equity Stock, Series A (basic and
   diluted).............................................................     $   0.61      $      0.61      $      1.23  $    1.23
                                                                            ============  =============     ============ ===========
Basic weighted average common shares outstanding........................       128,180         127,986          128,151    128,284
                                                                            ============  =============     ============ ===========
Diluted weighted average common shares outstanding......................       129,062         128,618          129,037    128,895
                                                                            ============  =============     ============ ===========
Weighted average shares of Equity Stock, Series A (basic and diluted)...         8,744           8,744            8,744      8,760
                                                                            ============  =============     ============ ===========

                            See accompanying notes.
                                       2

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)
                                   (Unaudited)



                                                             Cumulative
                                                          Preferred Stock    Common Stock    Paid-in Capital
                                                          ---------------    -------------   ---------------
Balance at December 31, 2005..............................  $  2,498,400      $     12,809     $  2,430,671

Issuance of cumulative preferred stock:
   Series H (4,200 shares)................................       105,000                 -           (3,508)
   Series I (20,700 shares)...............................       517,500                 -          (15,899)

Issuance of common stock in connection with:
   Exercise of employee stock options (94,166 shares).....             -                10            3,329
   Vesting of restricted stock (21,062 shares) ...........             -                 2               (2)

Stock-based compensation expense (Note 12) ...............             -                 -            1,082

Net income................................................             -                 -                -

Cash distributions:
   Cumulative preferred stock (Note 10)...................             -                 -                -
   Equity Stock, Series A ($1.23 per depositary share)....             -                 -                -
   Common Stock ($1.00 per share).........................             -                 -                -
                                                          ---------------    -------------   ---------------
Balance at June 30, 2006..................................  $  3,120,900      $     12,821     $  2,415,673
                                                          ===============    =============   ===============


                                                                                                     Total
                                                             Cumulative Net      Cumulative      Shareholders'
                                                                 Income        Distributions         Equity
                                                             ---------------   --------------    --------------
Balance at December 31, 2005..............................    $   3,189,266     $ (3,314,137)     $  4,817,009

Issuance of cumulative preferred stock:
   Series H (4,200 shares)................................                -                -           101,492
   Series I (20,700 shares)...............................                -                -           501,601

Issuance of common stock in connection with:
   Exercise of employee stock options (94,166 shares).....                -                -             3,339
   Vesting of restricted stock (21,062 shares) ...........                -                -                 -

Stock-based compensation expense (Note 12) ...............                -                -             1,082

Net income................................................          243,078                -           243,078

Cash distributions:
   Cumulative preferred stock (Note 10)...................                -          (98,991)          (98,991)
   Equity Stock, Series A ($1.23 per depositary share)....                -          (10,712)          (10,712)
   Common Stock ($1.00 per share).........................                -         (128,595)         (128,595)
                                                             ---------------   --------------    --------------
Balance at June 30, 2006..................................     $  3,432,344     $ (3,552,435)     $  5,429,303
                                                             ===============   ==============    ==============

                            See accompanying notes.
                                       3

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                      For the Six Months Ended
                                                                                             June 30,
                                                                                    -----------------------------
                                                                                         2006             2005
                                                                                    -------------    ------------
Cash flows from operating activities:
   Net income...............................................................         $  243,078      $  204,677
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium (Note 7)...................................               (474)           (515)
    Excess of effective interest over cash interest paid on debt to joint
       venture partner (Note 8) ............................................                 87              86
    Gain on sales of real estate facilities, net ...........................               (466)            (53)
    Depreciation and amortization...........................................             98,675          96,178
    Equity in earnings of real estate entities..............................             (6,590)        (10,529)
    Distributions received from the real estate entities (Note 5)...........             10,415          11,496
    Minority interest in income.............................................             15,887          19,112
    Depreciation and gain on sale associated with
       discontinued operations (Note 3).....................................                 41          (1,034)
    Other operating activities..............................................              6,747          16,442
                                                                                    -------------    ------------
       Total adjustments....................................................            124,322         131,183
                                                                                    -------------    ------------
       Net cash provided by operating activities............................            367,400         335,860
                                                                                    -------------    ------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (23,449)         (9,370)
    Construction in process.................................................            (37,936)        (26,220)
    Acquisition of minority interests (Note 9)..............................                  -         (36,798)
    Acquisition of real estate facilities...................................            (98,954)        (82,456)
    Consolidation of partnerships (Note 2)..................................              2,865               -
    Proceeds from the sales of real estate and real estate investments......              5,436           2,214
    Proceeds from sales of held-to-maturity investments (Note 2)............              7,743           2,038
    Acquisition of held-to-maturity debt securities.........................                  -          (9,998)
    Other investing activities..............................................                  -            (670)
                                                                                    -------------    ------------
       Net cash used in investing activities................................           (144,295)       (161,260)
                                                                                    -------------    ------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................            (13,013)        (12,943)
    Net proceeds from issuances of common stock.............................              3,339           5,443
    Net proceeds from issuances of cumulative preferred stock...............            603,093         267,148
    Repurchases of common stock.............................................                  -          (4,990)
    Redemption of cumulative preferred stock................................           (172,500)       (112,392)
    Redemption of preferred partnership interests...........................                  -         (85,000)
    Issuance of preferred partnership interests.............................            100,000               -
    Distributions paid to shareholders......................................           (238,298)       (208,956)
    Distributions paid to holders of preferred partnership interests
       Note 9)..............................................................             (8,249)         (8,965)
    Distributions paid to other minority interests..........................             (7,348)         (9,198)
    Net proceeds from financing through acquisition joint venture (Note 8)..                  -          19,429
                                                                                    -------------    ------------
       Net cash provided by (used in) financing activities..................            267,024        (150,424)
                                                                                    -------------    ------------
Net decrease in cash and cash equivalents...................................            490,129          24,176
Cash and cash equivalents at the beginning of the year......................            493,501         366,255
                                                                                    -------------    ------------
Cash and cash equivalents at the end of the period..........................         $  983,630      $  390,431
                                                                                    =============    ============

                            See accompanying notes.
                                       4

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)


                                                                                      For the Six Months Ended
                                                                                             June 30,
                                                                                    -----------------------------
                                                                                         2006             2005
                                                                                    -------------    ------------


Supplemental schedule of non-cash investing and financing activities:
    Real estate acquired in exchange for assumption of mortgage note...........      $   (4,590)     $        -
    Mortgage note assumed in connection with acquisition of real estate........           4,590               -
    Consolidation of entities pursuant to Emerging Issues Task Force Topic 04-5
     (Note 2):
       Minority interest.......................................................           3,963               -
       Real estate facilities..................................................         (22,459)              -
       Investments.............................................................          20,687               -
       Other Assets............................................................            (167)              -
       Accrued and Other Liabilities...........................................             841               -
    Retirement of common stock and Equity Stock, Series A, received as a distribution from affiliated entities (Note 5):
       Common stock............................................................               -             (64)
       Additional paid-in capital..............................................               -         (11,125)
       Investment in real estate entities......................................               -          11,189


                            See accompanying notes.
                                       5

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

1.   Description of the Business
     ---------------------------

            Public Storage, Inc. (referred to herein as "the Company", "we", "us" or "our") is a California corporation, which was organized in 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. In addition, we have
     (i) interests in commercial properties, containing commercial and industrial rental space, (ii) interests in facilities that lease storage containers, and (iii) ancillary operations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales and truck rentals at our self-storage locations.

            At June 30, 2006, we had direct and indirect equity interests in 1,516 self-storage facilities located in 37 states and operating under the "Public Storage" name. We also have direct and indirect equity interests in approximately 19 million net rentable square feet of commercial space located in 10 states.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

            Certain amounts previously reported have been reclassified to conform to the June 30, 2006 presentation. In previous presentations, intangible assets were reported separately from goodwill on the Company's consolidated balance sheet. We have now reclassified the intangible assets to goodwill (see "Goodwill and Intangible Assets" below). In previous presentations, net income from our truck rental, merchandise sales, and property management operations were included on a net basis in "Interest and other income" in our consolidated statements of income. In our current presentation, revenues with respect to each of these operations, along with revenues from our tenant reinsurance operations, are included under the caption "Revenues: Ancillary operations" and the related cost of operations are included in "Expenses: Cost of operations - Ancillary operations" on our accompanying condensed consolidated statements of income. Certain reclassifications have also been made from previous presentations as a result of discontinued operations (See Note 3).

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

            In accordance with the guidance of EITF 04-5, effective January 1, 2006 we commenced consolidating the accounts of three partnerships that we previously accounted for on the equity method. Our investment in these entities totaling $20,687,000 was allocated to the real estate facilities, cash, other assets, liabilities, and minority interests of these entities as described in the table below (amounts in thousands).

                                        Total
                                     -----------
    Real estate facilities.....      $   22,459
    Cash.......................           2,865
    Other assets...............             167
    Accrued and other liabilities          (841)
    Minority interest .........          (3,963)
                                     -----------
                                     $   20,687
                                     ===========

            We have  determined that we have no Variable  Interest  Entities for any periods presented. We control 37 entities and, accordingly, the consolidated financial statements include the accounts of these entities (the "Consolidated Entities") as well as those of the Company. Collectively, the Company and the Consolidated Entities own a total of 1,523 real estate facilities, consisting of 1,516 self-storage facilities, three industrial facilities used by the containerized storage operations and four commercial properties.

            At June 30, 2006, we had equity investments in five limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 22 self-storage facilities, which are managed by the Company. In addition, at June 30, 2006, we own approximately 45% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 18.2 million net rentable square feet of commercial space at June 30, 2006. Our investment in these limited partnerships and PSB (collectively, the "Unconsolidated Entities") are accounted for using the equity method.

     Use of Estimates
     ----------------

            The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

            For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2006 and, accordingly, no provision for income taxes has been made in the accompanying condensed consolidated financial statements.

     Financial Instruments
     ---------------------

            We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

            Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other financial instruments included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. At June 30, 2006, we believe that the carrying value of our notes payable is, in aggregate, approximately $1 million higher than their fair value.

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

            Included in cash and cash equivalents at June 30, 2006 is $23,809,000 ($18,962,000 at December 31, 2005) held by our captive insurance entities. Other assets at June 30, 2006 include investments totaling $12,095,000 ($19,838,000 at December 31, 2005) in held-to-maturity Federal government agency securities stated at amortized cost, which approximates fair value. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities.

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

     Accounting for Acquisition Joint Venture
     ----------------------------------------

            In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The Acquisition Joint Venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement.

            We have determined that the Acquisition Joint Venture is not a variable interest entity, and we do not control this entity. Therefore, we do not consolidate the accounts of the Acquisition Joint Venture on our accompanying condensed consolidated financial statements.

            During the year ended December 31, 2004, the Acquisition Joint Venture acquired two facilities directly from third parties at an aggregate cost of $9,086,000. We account for our investment with respect to these

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

     facilities using the equity method, with our pro rata share of the income from these facilities recorded as "Equity in earnings of real estate entities" on our accompanying condensed consolidated statements of income. See Note 5 for further discussion of these amounts.

            In December 2004, we sold seven facilities to the Acquisition Joint Venture for an aggregate of $22,993,000. During the first quarter of 2005, we sold an interest in three additional facilities to the Acquisition Joint Venture for an aggregate of approximately $27,755,000. Due to our continuing interest in these facilities and the likelihood that we will exercise our option to acquire our partner's interest, we have accounted for our partner's investment ($35,784,000 and $35,697,000 at June 30, 2006 and December 31, 2005, respectively) in these facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these ten facilities is accounted for as a liability on our accompanying condensed consolidated balance sheets under the caption "Debt to joint venture partner," with our partner's share of operations with respect to these ten facilities accounted for as interest expense on our accompanying condensed consolidated statements of income. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability, an adjustment will be made to increase the liability to fair value; no adjustments were necessary during 2005 or for the six months ended June 30, 2006 (See Note 8).

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

            Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairments were identified from our evaluations as of June 30, 2006.

     Accounting for Stock-Based Compensation
     ---------------------------------------

            We utilize the Fair Value Method (as defined in Note 12) of accounting for our employee stock options. Restricted stock unit expense is recorded over the relevant vesting period. See Note 12 for a discussion of our accounting with respect to employee stock options and restricted stock units.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

     Other Assets
     ------------

            Other assets primarily consists of prepaid expenses, investments in held-to-maturity debt securities (described below), accounts receivable, assets associated with our containerized storage business, merchandise inventory and rental trucks.

            Included in depreciation and amortization expense for the three and six months ended June 30, 2006, is $1,441,000 and $2,280,000, respectively, compared to $1,851,000 and $3,783,000, respectively, for the same periods in 2005, related to depreciation of other assets.

     Accrued and Other Liabilities
     -----------------------------

            Accrued and other liabilities consist primarily of real and personal property tax accruals, prepayments of rents, trade payables, losses and loss adjustment liabilities from our insurance programs (described below), and accrued interest. Prepaid rent totaled $27,708,000 at June 30, 2006 ($26,145,000 at December 31, 2005).

            STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a wholly-owned subsidiary of the Company with respect to these insurance activities for policy periods following March 31, 2004. We also utilize other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 14. STOR-Re and PSIC-H accrue liabilities for covered losses and loss adjustment expense, which at June 30, 2006 totaled $31,023,000 ($32,797,000 at December 31, 2005) with respect to insurance provided to the Company and its affiliates.

            Liabilities  for  losses  and loss  adjustment  expenses  include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates. While we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. See Note 14 for a discussion of our maximum aggregate annual exposure, assuming the occurrence of multiple significant events. The methods for making such estimates and for establishing the resulting liability are reviewed quarterly.

            PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to March 31, 2004. PSIC-H succeeded PSIC with respect to these tenant re-insurance activities effective April 1, 2004. Prior to January 1, 2006, both of these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Commencing January 1, 2006, PSIC-H covers losses up to $1,500,000 with third party insurers covering the next $9,000,000 from any individual event. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant re-insurance operations. Losses exceeding the third-party insurers' limit are the responsibility of PSIC-H. See Note 14 for a discussion of our reinsured policies outstanding at June 30, 2006.

            The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $4,504,000 at June 30, 2006 ($4,773,000 at December 31, 2005).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

     Goodwill and Intangible Assets
     ------------------------------

            Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill has an indeterminate life in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142").

            In prior periods, intangible assets (original acquisition cost of $165,000,000 and net book value of $98,081,000 at December 31, 2005) were presented on our consolidated balance sheets. For all periods presented herein, we have reclassified this intangible asset to goodwill on our accompanying condensed consolidated balance sheets and, in accordance with the provisions of SFAS 142 as applied to the reclassification effective April 1, 2006, we ceased amortization.

            Included in depreciation and amortization expense for the six months ended June 30, 2006 is $1,651,000 (none for the three months ended June 30, 2006) related to the amortization of our intangibles and goodwill, as compared to $1,651,000 and $3,302,000 for the three and six months ended June 30, 2005, respectively. Goodwill is reported net of accumulated amortization of $85,085,000 and $83,434,000 at June 30, 2006 and December 31, 2005, respectively, on our accompanying condensed consolidated balance sheets.

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

            Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year. Television, yellow page, and other advertising expenses totaled $8,922,000 and $17,623,000 for the three and six months ended June 30, 2006, respectively, and $8,992,000 and $16,563,000, respectively, for the same periods in 2005.

     Environmental Costs
     -------------------

            Our policy is to accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

     Net Income per Common Share
     ---------------------------

            Distributions paid to the holders of our Cumulative Preferred Stock totaling $52,376,000 and $42,147,000 for the three months ended June 30, 2006 and 2005, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders (dividends paid to holders of our Cumulative Preferred Stock totaled $98,991,000 and $82,560,000 for the six months ended June 30, 2006 and 2005, respectively).

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

            In conformity with the SEC Observer's clarification, an additional $1,904,000 was allocated to preferred stockholders for the six months ended June 30, 2005 (none for the same period in 2006), for the excess of the redemption amount over the carrying amount of our Cumulative Preferred
     Stock. It is our policy to record such allocations at the time the securities are called for redemption.

            Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A, was allocated net income of $5,356,000 for each of the three months ended June 30, 2006 and 2005 and $10,712,000 and $10,731,000 for the six months ended
     June  30,  2006 and  2005,  respectively.  The  remaining  $71,130,000  and
     $60,763,000 for the three months ended June 30, 2006 and 2005, respectively, was allocated to the regular common shareholders ($133,375,000 and $109,482,000 for the six months ended June 30, 2006 and
     2005, respectively).

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

     Recently Issued Accounting Standards
     ------------------------------------

            In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company
     subsequently   determines   that  a  tax   position  no  longer  meets  the

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

     more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

3.   Discontinued Operations
     -----------------------

            We segregate all of our disposed components that have operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

            Since January 1, 2002, we closed a total of 43 containerized storage facilities that were determined to be non-strategic (the "Closed Facilities"). As the decision was made to close each facility, the related assets were evaluated for recoverability and asset impairment charges were recorded for the excess of these assets' net book value over their fair value (less costs to sell), determined based upon recent selling prices for similar assets. No asset impairment or lease termination charges were recorded for these facilities during the three or six months ended June 30, 2006 and 2005.

            During the first quarter of 2005, we sold the non-real estate assets of six of the Closed Facilities, resulting in a gain on sale of approximately $1,143,000.

            During  July  2005,  in an  eminent  domain  proceeding,  one of our self-storage facilities located in the Portland, Oregon market was condemned. We received the proceeds, totaling $6,590,000, from the disposal of this facility during the third quarter of 2005 and recorded a gain on sale of $5,180,000.

            During the first quarter of 2006, we were notified that one of our self-storage facilities located in Seattle, Washington will be condemned by local government authorities. We received the proceeds from the condemnation of approximately $4,300,000 in July 2006, and a gain on disposition of approximately $2,400,000 is expected to be recorded in the third quarter of 2006.

            Collectively, the aforementioned facilities in Portland and Seattle self-storage facilities are referred to hereinafter as "the Eminent Domain Facilities". The operations of these facilities prior to their disposition are classified as "discontinued operations" for all periods presented on our condensed consolidated statements of income and included under "Eminent Domain Facilities" in the table below.

              The following table summarizes the historical operations of each component of our discontinued operations:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

DISCONTINUED OPERATIONS:
------------------------

                                       Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                     -----------------------      -----------------------
                                        2006         2005            2006         2005
                                     ----------- -----------      ----------  -----------
                                                    (Amounts in thousands)
Rental income (a):
  Eminent Domain Facilities.......    $    79      $   263         $   192      $   511
  Closed Facilities...............          -            -               -           95
                                     ----------- -----------      ----------  -----------
Total rental income...............         79          263             192          606
                                     ----------- -----------      ----------  -----------
Cost of operations (a):
  Eminent Domain Facilities.......         38          132              88          250
  Closed Facilities...............          -            -               -          194
                                     ----------- -----------      ----------  -----------
Total cost of operations..........         38          132              88          444
                                     ----------- -----------      ----------  -----------
Depreciation expense (a):
  Eminent Domain Facilities.......         20           42              41           80
  Closed Facilities...............          -            -               -           29
                                     ----------- -----------      ----------  -----------
Total depreciation ...............         20           42              41          109
                                     ----------- -----------      ----------  -----------
Other items (b)...................          -            -               -        1,143
                                     ----------- -----------      ----------  -----------
Net discontinued operations (c)...    $    21      $    89         $    63      $ 1,196
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

(c) Earnings per share for the six months ended June 30, 2005, were increased by $0.01 per share (none for the six months ended June 30, 2006), due to the impact from discontinued operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

4.   Real Estate Facilities
     -----------------------
              Activity in real estate facilities is as follows:

                                                               Six Months Ended
                                                                 June 30, 2006
                                                               -----------------
                                                                 (Amounts in
                                                                  thousands)
Real estate facilities, at cost:
   Balance at December 31, 2005........................        $    5,930,484
   Facilities consolidated pursuant to EITF 04-5 (Note 2)              22,459
   Newly developed facilities opened for operations....                67,743
   Acquisition of real estate facilities...............               103,544
   Capital improvements................................                23,449
                                                               -----------------
   Balance at June 30, 2006............................             6,147,679
                                                               -----------------
Accumulated depreciation:
   Balance at December 31, 2005........................            (1,500,128)
   Additions during the year...........................               (94,785)
                                                               -----------------
   Balance at June 30, 2006............................            (1,594,913)
                                                               -----------------
Construction in process:
   Balance at December 31, 2005........................                54,472
   Current development.................................                37,936
   Dispositions........................................                (4,970)
   Newly developed facilities opened for operations....               (67,743)
                                                               -----------------
   Balance at June 30, 2006............................                19,695
                                                               -----------------
Total real estate facilities at June 30, 2006..........        $    4,572,461
                                                               =================

            During the six months ended June 30, 2006, we opened three newly developed self-storage facilities (281,000 net rentable square feet) for an aggregate cost of $49,255,000. We also completed three projects which converted space previously used by our containerized storage business into 92,000 net rentable square feet of self-storage space for an aggregate cost of $7,115,000. In addition, we completed three expansion projects to an existing self-storage facility adding 91,000 net rentable square feet for an aggregate cost of $8,056,000, and we incurred trailing development costs with respect to development projects completed in prior years, for an aggregate net cost of $3,317,000.

            During the three months ended June 30, 2006, we received $466,000 of additional proceeds from a partial condemnation that occurred in 2005. These additional proceeds are reflected as a gain on disposition of real estate on our condensed consolidated statements of income for the three and six months ended June 30, 2006. Also during the six months ended June 30, 2006, we disposed of parcels of vacant land for an aggregate of $4,970,000. The net proceeds were equal to the book value of these parcels; accordingly, no gain or loss was recorded.

            During  the  six  months  ended  June  30,  2006,   we  acquired  12
     self-storage facilities (872,000 net rentable square feet) from third parties at an aggregate cost of $103,544,000, consisting of $98,954,000 in cash and assumed mortgage debt totaling $4,590,000.

            Construction in process at June 30, 2006 consists primarily of 49 projects (2,874,000 net rentable square feet) which expand or enhance the visual and structural appeal of our existing self-storage facilities with costs incurred of $18,241,000 at June 30, 2006 and total estimated costs to complete of $234,852,000, and five projects (420,000 net rentable square feet) to convert space at former containerized storage facilities into self-storage space with costs incurred of $1,454,000 at June 30, 2006 and total estimated costs to complete of $16,989,000.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

            Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the three and six months ended June 30, 2006 was $353,000 and $1,069,000, respectively. Interest capitalized for the three and six months ended June 30, 2005 was $679,000 and $1,344,000, respectively.

5.   Investment in Real Estate Entities
     ----------------------------------

            At June 30, 2006, our investments in real estate entities consist of ownership interests in the Unconsolidated Entities. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the entities. The accounting policies of these entities are similar to those of the Company.

            For the three and six months ended June 30, 2006, we recognized earnings from our investments in real estate entities of $3,124,000 and $6,590,000, respectively, as compared to $4,851,000 and $10,529,000 for the same periods in 2005.

            Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net decrease of equity in earnings of $19,000 for the three months ended June 30, 2006 and a net increase of $293,000 for the six months ended June 30, 2006. For the three and six months ended June 30, 2005, our pro rata share of these items resulted in net increases of $310,000 and $1,575,000, respectively. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

            We received cash distributions from our investments in real estate entities for the six months ended June 30, 2006 and 2005, of $10,415,000 and $11,496,000, respectively.

            The following table sets forth our investments in real estate entities at June 30, 2006 and December 31, 2005, and our equity in earnings of real estate entities for the three and six months ended June 30, 2006 and 2005 (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                                                    Equity in Earnings of Real    Equity in Earnings of Real
                                   Investments in Real Estate        Estate Entities for the      Estate Entities for the Six
                                          Entities at              Three Months Ended June 30,       Months Ended June 30,
                                ---------------------------------  -----------------------------  ----------------------------
                                   June 30,        December 31,
                                     2006              2005            2006           2005            2006            2005
                                -------------     ---------------  -------------  --------------  ------------- --------------
PSB (a)......................   $   286,930        $     288,694    $     2,640    $     3,369    $     5,616     $     7,578
Acquisition Joint Venture....         2,280                2,865              9             (5)            15             (20)
Other Investments (b)........        14,674               36,996            475          1,487            959           2,971
                                -------------     ---------------  -------------  --------------  ------------- --------------
  Total......................   $   303,884        $     328,555    $     3,124    $     4,851    $     6,590     $    10,529
                                =============     ===============  =============  ==============  ============= ==============

(a) Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net decrease of equity in earnings of $19,000 for the three months ended June 30, 2006 and a net increase of $293,000 for the six months ended June 30, 2006. For the three and six months ended June 30, 2005, our pro rata share of these items resulted in net increases of $310,000 and $1,575,000, respectively.

(b) As described in Note 2, effective January 1, 2006 we commenced consolidating the accounts of three limited partnerships previously accounted for under the equity method of accounting. As a result, we decreased our investment in these partnerships by approximately $20,687,000 on January 1, 2006.

     Investment in PSB
     -----------------

            PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 45% common equity interest in PSB as of June 30, 2006. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both June 30, 2006 and December 31, 2005; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at June 30, 2006 ($59.00 per share of PSB common stock), the shares and units had a market value of approximately $750.7 million as compared to a book value of $286.9 million.

            At June 30, 2006, PSB owned approximately 18.2 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

            The following table sets forth the condensed statements of operations for the six months ended June 30, 2006 and 2005 (as restated for discontinued operations), and the condensed balance sheets of PSB at June 30, 2006 and December 31, 2005. The amounts below represent 100% of PSB's balances and not our pro rata share.

                                                             Six Months Ended June 30,
                                                         -----------------------------------
                                                               2006               2005
                                                         ----------------    ---------------
                                                                (Amounts in thousands)
   Total revenue....................................     $      118,208      $      109,441
   Cost of operations and other operating expenses..            (39,663)            (35,257)
   Other income and expense, net....................              2,543                 818
   Depreciation and amortization....................            (41,536)            (36,912)
   Discontinued operations (a)......................              1,643               4,172
   Minority interest................................             (8,227)             (8,664)
                                                         ----------------    ---------------
     Net income.....................................     $       32,968      $       33,598
                                                         ================    ================

                                       17

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                                            June 30,       December 31, 2005
                                                              2006
                                                         ----------------    ---------------
                                                              (Amounts in thousands)
   Total assets (primarily real estate).............     $    1,475,970      $    1,463,678
   Total debt.......................................             43,497              25,893
   Other liabilities................................             43,634              39,126
   Preferred equity and preferred minority interest.            738,250             729,100
   Common equity and common minority interest.......            650,589             669,559

(a) Included in discontinued operations for the six months ended June 30, 2006 is a net gain on disposition of real estate of $2,328,000 ($3,930,000 for the same period in 2005).

     Acquisition Joint Venture
     -------------------------

            As described more fully under "Accounting for Acquisition Joint Venture" in Note 2, we formed a partnership (the "Acquisition Joint Venture") in January 2004 for the purpose of acquiring up to $125,000,000 in existing self-storage facilities from third parties. Through December 31, 2004, the Acquisition Joint Venture had acquired two self-storage facilities directly from third parties at an aggregate cost of $9,086,000, of which our pro rata share was $2,930,000. Our investment in these two facilities is accounted for using the equity method of accounting. In December 2004, we sold seven facilities to the Acquisition Joint Venture as well as interest in three facilities in the first quarter of 2005. Our accounting for these ten facilities is described in Note 2.

            The following table sets forth certain condensed financial information (representing 100% of this entity's balances and not our pro rata share) with respect to the two self-storage facilities acquired by the Acquisition Joint Venture that we account for using the equity method of accounting:

                                                                    Six Months Ended June 30,
                                                              -------------------------------------
                                                                     2006                  2005
                                                              -----------------    ----------------
                                                                    (Amounts in thousands)
   Total revenue........................................      $          725        $          623
   Cost of operations and other expenses................                (282)                 (238)
   Depreciation and amortization........................                (137)                 (134)
                                                             -----------------    ----------------
     Net income.........................................      $          306        $          251
                                                             =================    =================


                                                                  June 30,            December 31,
                                                                    2006                  2005
                                                             -----------------    ----------------
                                                                    (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $        8,667        $        8,974
   Liabilities..........................................                  94                    62
   Partners' equity.....................................               8,573                 8,912


     Other Investments
     -----------------

            Other Investments consist primarily of our ownership in four limited partnerships (collectively, the "Other Investments") owning an aggregate of 20 storage facilities. We owned an average common equity interest in Other Investments of approximately 23% during the six months ended June 30, 2006 and 2005.

            The  following   table  sets  forth  certain   condensed   financial
     information (representing 100% of these entities' balances and not our pro rata share) with respect to Other Investments:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                              ----------------------------------
                                                                    2006               2005
                                                              ----------------   ---------------
                                                                    (Amounts in thousands)
   Total revenue........................................      $        7,904      $       7,456
   Cost of operations and other expenses................              (3,125)            (3,009)
   Depreciation and amortization........................                (858)              (869)
     Net income.........................................      $        3,921      $       3,578



                                                                 June 30,          December 31,
                                                                   2006                2005
                                                              ----------------   ---------------
                                                                    (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       39,825      $      39,813
   Other liabilities....................................               1,113              1,178
   Partners' equity.....................................              38,712             38,635


6.    Revolving Line of Credit
      ------------------------

            We have a revolving line of credit (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $200,000,000, that has a maturity date of April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.50% to LIBOR plus 1.20% depending on our credit ratings (currently LIBOR plus 0.50%). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (currently the fee is 0.15% per annum).

            The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than 0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than
     1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at June 30, 2006. At June 30, 2006 and August 8, 2006, we had no outstanding borrowings on our line of credit.

            At June 30, 2006 and August 8, 2006, we had undrawn standby letters of credit totaling $17,919,000. The beneficiaries of these standby letters of credit were certain insurance companies associated with our captive insurance and tenant re-insurance activities.

7.   Notes Payable
     -------------

            The carrying amounts of our notes payable at June 30, 2006 and December 31, 2005 consist of the following:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                                                    June 30,       December 31,
                                                                      2006             2005
                                                                 --------------    -------------
                                                                     (Amounts in thousands)
Unsecured senior notes:

  7.66% note due January 2007.............................       $     11,200      $     22,400

Mortgage notes payable:

  5.58% mortgage note secured by a real estate facility
  with a net book value of $9.6 million, principal and interest
  payable monthly, due in September 2013..................              4,548                 -

  7.134% and 8.75% mortgage notes secured by two real estate facilities with a net book value of $10.6 million, principal and interest payable monthly, due at varying dates between
  October 2009 and September 2028.........................              1,401             1,484

  5.05% mortgage notes (including unamortized note premium of
  $1.7 million) secured by 25 real estate facilities with a net book value of $95.0 million, principal and interest due
  monthly,  due at varying dates  between  October 2010 and
  May 2023.................................................            37,073            38,568

  5.25% mortgage notes (including unamortized note premium
  of $3.2 million) secured by seven real estate facilities with a net book value of $89.3 million, principal and interest due monthly, due at varying dates between June 2011
  and July 2013...........................................             50,831            51,498
                                                                 --------------    -------------
         Total notes payable..............................        $   105,053       $   113,950
                                                                 ==============    =============

            All of our notes payable are fixed rate. The unsecured senior notes require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at June 30, 2006.

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

            We incurred interest expense with respect to our notes payable aggregating $2,982,000 and $3,607,000 for the six months ended June 30, 2006 and 2005, respectively. These amounts were comprised of $3,456,000 and $4,122,000 in cash for the six months ended June 30, 2006 and 2005, respectively, less $474,000 and $515,000 in amortization of premium, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

            At June 30, 2006, approximate principal maturities of our notes payable are as follows:

                                Unsecured          Mortgage
                               senior notes      notes payable          Total
                               -------------     -------------      ------------
                                         (Dollar amounts in thousands)
2006 (remainder of)..........  $          -       $    2,352           $   2,352
2007.........................        11,200            4,898              16,098
2008.........................             -            5,155               5,155
2009.........................             -            5,358               5,358
2010.........................             -            5,404               5,404
Thereafter...................             -           70,686              70,686
                               -------------     -------------      ------------
                               $     11,200       $   93,853           $ 105,053
                               =============     =============      ============
Weighted average rate........         7.7%             5.2%               5.5%
                               =============     =============      ============

8.   Debt to Joint Venture Partner
     -----------------------------

            As described more fully in Note 2, our partner's equity contributions with respect to certain transactions has been classified as debt under the caption "Debt to Joint Venture Partner." The balances of $35,784,000 and $35,697,000 as of June 30, 2006 and December 31, 2005,
     approximate the fair value of our partners' interest in these facilities as of each respective date.

            A total of $1,516,000 and $1,194,000 was recorded as interest expense on our condensed consolidated statements of income with respect to our Debt to Joint Venture Partner during the six months ended June 30, 2006 and 2005, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $1,429,000 and $1,340,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the six months ended June 30, 2006 and 2005, respectively, and increases in the Debt to Joint Venture Partner of $87,000 and $86,000 in the six months ended June 30, 2006 and 2005, respectively.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

     Preferred Partnership Interests
     -------------------------------

            The following table summarizes the preferred partnership units outstanding at June 30, 2006 and December 31, 2005:


                                                             June 30, 2006             December 31, 2005
                    Earliest Redemption                 -------------------------- --------------------------
                       Date or Dates      Distribution     Units       Carrying       Units        Carrying
      Series              Redeemed            Rate      Outstanding     Amount     Outstanding      Amount
-----------------   --------------------  ------------  -----------   ------------ ------------  ------------
                                                                       (Amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000       8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000       1,000          25,000
Series J.........           May 9, 2011        7.250%        4,000        100,000           -               -
                                                        -----------   ------------ -----------   ------------
Total............                                           13,000    $   325,000       9,000     $   225,000
                                                        ===========   ============ ===========   ============

            Income allocated to the preferred minority interests totaled $8,249,000 and $9,839,000 for the six months ended June 30, 2006 and 2005, respectively, comprised of distributions paid and the allocation of income resulting from the application of EITF Topic D-42 (see below).

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

            On May 9, 2006, one of the Consolidated Entities issued 4,000,000 units of our 7.25% Series J Preferred Partnership Units for cash proceeds of $100,000,000.

            Subject to certain conditions, the Series NN preferred units are convertible into shares of our 6.40% Series NN Cumulative Preferred Stock, the Series Z preferred units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock and the Series J preferred units are convertible into shares of our 7.25% Series J Cumulative Preferred Stock. The holders of the Series Z preferred partnership units, have a one-time option exercisable five years from issuance (October 12. 2009), to require us to redeem their units for $25,000,000 in cash, plus any unpaid distribution.

     Other Partnership Interests
     ---------------------------

            Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following tables set forth the minority interests at June 30, 2006 and December 31, 2005 as well as the income allocated to minority interests for the three and six months ended June 30, 2006 and 2005 with respect to the other partnership interests (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                                  Minority Interest at
                                             ----------------------------
                                              June 30,       December 31,
               Description                      2006             2005
-----------------------------------------    ------------     -----------
Convertible Partnership Units...........     $     6,181      $     6,177
Newly Consolidated Partnerships..........          4,055                -
Other consolidated partnerships..........         22,987           22,793
                                             ------------     -----------
Total other partnership interests........    $    33,223      $    28,970
                                             ============     ===========


                                            Minority Interests in Income    Minority Interests in Income
                                             for the Three Months Ended       for the Six Months Ended
                                            -----------------------------  ------------------------------
                                            June 30,          June 30,       June 30,         June 30,
              Description                     2006               2005          2006             2005
----------------------------------------    ------------    -------------  --------------  --------------
Convertible Partnership Units..........     $       120      $        83    $       236      $       173
Consolidated Development Joint Venture..              -            1,835              -            3,403
Newly Consolidated Partnerships.........          1,243                -          2,173                -
Other consolidated partnerships.........          2,707            2,960          5,229            5,697
                                            ------------    -------------  --------------- --------------
Total other partnership interests.......    $     4,070      $     4,878    $     7,638      $     9,273
                                            ============    =============  =============== ==============


            Distributions paid to minority interests for the three months ended June 30, 2006 and 2005 were $3,636,000 and $5,182,000, respectively and for the six months ended June 30, 2006 and 2005 were $7,348,000 and $9,198,000, respectively.

     Convertible Partnership Units
     -----------------------------

            As of June 30, 2006, one of the Consolidated Entities had approximately 237,934 convertible operating partnership units ("Convertible Units") outstanding representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into our common stock at the option of the unitholder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share.

     Consolidated Development Joint Venture
     --------------------------------------

            In November 1999, we formed a development joint venture (the "Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC, referred to as "PSAC") whose partners included a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), the Chairman of the Board of the Company, to develop approximately $100,000,000 of self-storage facilities and to purchase $100,000,000 of the our Equity Stock, Series AAA (see Note 10). We owned a controlling interest in the Consolidated Development Joint Venture and included the accounts of this partnership in our consolidated financial statements since its inception. PSAC's interest in the Consolidated Development Joint Venture was accounted for as minority interest, as denoted in the above table.

            On August 5, 2005, we acquired the institutional investor's interest in PSAC for approximately $41,420,000 in cash and on November 17, 2005, we acquired the remaining interest in PSAC from Mr. Hughes for $64,513,000 in cash.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

     Newly Consolidated Partnerships
     -------------------------------

            As further described in Note 2, effective January 1, 2006 we commenced consolidating the accounts of three partnerships that we had previously accounted for under the equity method of accounting. This consolidation resulted in a $3,963,000 increase in minority interest on January 1, 2006. Effective January 1, 2006, the income allocated to the interests we do not own in these three partnerships is shown in the table above under Newly Consolidated Partnerships.

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

            At June 30, 2006, the Other Consolidated Partnerships reflect common equity interests that we do not own in 22 entities owning an aggregate of 73 self-storage facilities.

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

     Impact of SFAS No. 150
     ----------------------

            In May 2003,  the FASB  issued  Statement  of  Financial  Accounting
     Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of setting an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described above, we implemented SFAS No. 150 on July 1, 2003, and the adoption had no impact on our accompanying condensed consolidated financial statements.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

10.  Shareholders' Equity
     --------------------

     Cumulative Preferred Stock
     --------------------------

            At June 30, 2006 and December 31, 2005, we had the following series of Cumulative Preferred Stock outstanding:


                                                             At June 30, 2006             At December 31, 2005
                           Earliest                    ----------------------------- ------------------------------
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series              Date (a)         Rate        Outstanding      Amount        Outstanding       Amount
------------------      -------------    ------------  --------------  ------------- ---------------  -------------
                                                                      (Dollar amounts in thousands)
Series R                 9/28/06              8.000%          20,400    $   510,000        20,400      $   510,000
Series S                 10/31/06             7.875%           5,750        143,750         5,750          143,750
Series T                 1/18/07              7.625%           6,086        152,150         6,086          152,150
Series U                 2/19/07              7.625%           6,000        150,000         6,000          150,000
Series V                 9/30/07              7.500%           6,900        172,500         6,900          172,500
Series W                 10/6/08              6.500%           5,300        132,500         5,300          132,500
Series X                 11/13/08             6.450%           4,800        120,000         4,800          120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000     1,600,000           40,000
Series Z                 3/5/09               6.250%           4,500        112,500         4,500          112,500
Series A                 3/31/09              6.125%           4,600        115,000         4,600          115,000
Series B                 6/30/09              7.125%           4,350        108,750         4,350          108,750
Series C                 9/13/09              6.600%           4,600        115,000         4,600          115,000
Series D                 2/28/10              6.180%           5,400        135,000         5,400          135,000
Series E                 4/27/10              6.750%           5,650        141,250         5,650          141,250
Series F                 8/23/10              6.450%          10,000        250,000        10,000          250,000
Series G                 12/12/10             7.000%           4,000        100,000         4,000          100,000
Series H                 1/19/11              6.950%           4,200        105,000             -                -
Series I                 5/3/11               7.250%          20,700        517,500             -                -
                                                       --------------  ------------- ---------------  -------------
      Total Cumulative Preferred Stock                     1,723,236    $ 3,120,900     1,698,336      $ 2,498,400
                                                       ==============  ============= ===============  =============

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

            The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At June 30, 2006, there were no dividends in arrears and the Debt Ratio was 1.8%.

            Upon issuance of our Cumulative Preferred Stock, we classify the liquidation value as preferred stock on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

            On January 19, 2006, we issued 4,000,000 depositary shares, with each depositary share representing 1/1,000 of a share of our 6.95% Cumulative Preferred Stock, Series H. The offering resulted in $100,000,000 of gross proceeds. On January 27, 2006, we issued an additional 200,000 depository shares, with each depositary share representing 1/1,000 of a share of our 6.95% Cumulative Preferred Stock, Series H resulting in $5,000,000 of gross proceeds. On May 3, 2006, we issued 20,700,000 depositary shares, with each depositary share representing 1/1,000 of a share of our 7.25% Cumulative Preferred Stock, Series I. The offering resulted in approximately $517,500,000 of gross proceeds.

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

            Subsequent to June 30, 2006, we issued 18,400,000 depositary shares each representing 1/1,000 of a share our 7.25% Cumulative Preferred Stock, Series K, for gross proceeds of approximately $460 million (including the underwriters' overallotment option, which was exercised).

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

     Equity Stock, Series A
     ----------------------

            At June 30, 2006 and December 31, 2005, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common stock or
     (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

     Common Stock
     ------------

            During the six months ended June 30, 2006, we issued 115,228 shares of our Common Stock in connection with employee stock-based compensation.

            At June 30, 2006 and December 31, 2005, certain entities we consolidate owned 1,146,207 shares of our Common Stock. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              The following chart reconciles our legally issued and outstanding shares of Common Stock and the reported outstanding shares of Common Stock at June 30, 2006 and December 31, 2005:

                                                      June 30,      December 31,
Reconciliation of Common Shares Outstanding            2006            2005
-------------------------------------------         -------------  -------------
Legally issued and outstanding shares.......         129,356,954    129,235,770
Less - Shares owned by entities we consolidate
    that are eliminated in consolidation....          (1,146,207)    (1,146,207)
                                                    -------------  -------------
Reported issued and outstanding shares......         128,210,747    128,089,563
                                                    =============  =============
     Dividends
     ---------

            The following table summarizes dividends declared and paid during the six months ended June 30, 2006:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                          Distributions Per
                                        Share or Depositary  Total Distributions
                                                Share
Preferred Stock:                        -------------------  -------------------
Series Q..............................          $0.108       $      742,000
Series R..............................          $1.000           20,400,000
Series S..............................          $0.984            5,660,000
Series T..............................          $0.953            5,800,000
Series U..............................          $0.953            5,720,000
Series V..............................          $0.937            6,468,000
Series W..............................          $0.813            4,306,000
Series X..............................          $0.806            3,870,000
Series Y..............................          $0.856            1,370,000
Series Z..............................          $0.781            3,516,000
Series A..............................          $0.766            3,522,000
Series B..............................          $0.891            3,874,000
Series C..............................          $0.825            3,796,000
Series D..............................          $0.773            4,172,000
Series E..............................          $0.844            4,768,000
Series F..............................          $0.806            8,062,000
Series G..............................          $0.875            3,500,000
Series H..............................          $0.785            3,296,000
Series I..............................          $0.297            6,149,000
                                                             -------------------
                                                                 98,991,000
Common Stock:
Equity Stock, Series A................          $1.225           10,712,000
Common ...............................          $1.000          128,595,000
                                                             -------------------
   Total dividends....................                       $  238,298,000
                                                             ===================

            The dividend rate on the common stock was $0.50 per common share and $1.00 per common share for the three and six months ended June 30, 2006, respectively. The dividend rate on the Equity Stock A was $0.6125 per depositary share and $1.225 per depositary share for the three and six months ended June 30, 2006, respectively.


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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

     Measurement of Segment Profit or Loss
     -------------------------------------

            We evaluate performance and allocate resources based upon the net segment income of each segment. Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in
     Note 2, before interest and other income, interest expense, corporate general and administrative expense, and minority interest in income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                 ---------------------------  ----------------------------
                                                                     2006           2005          2006            2005
                                                                 -------------  ------------  -------------  -------------
                                                                                   (Amounts in thousands)
Reconciliation of Net Income by Segment:

Self-storage
  Self-storage net operating income before depreciation
      and amortization ....................................       $   172,973    $  154,853   $   336,750    $ 300,555
  Depreciation and amortization............................           (47,854)      (46,645)      (97,058)     (92,842)
  Equity in earnings - self-storage property operations....               528         1,774         1,100        3,076
  Discontinued operations (Note 3) ........................                21            89            63          181
                                                                 -------------  ------------  -------------  -------------
      Total self-storage segment net income................           125,668       110,071       240,855      210,970
                                                                 -------------  ------------  -------------  -------------
  Commercial  properties
  Commercial properties net operating income before
     depreciation and amortization.........................             1,778         1,884         3,422        3,605
  Depreciation and amortization............................              (549)         (580)       (1,134)      (1,159)
  Equity in earnings - commercial property operations......             8,965         8,632        17,856       17,593
                                                                 -------------  ------------  -------------  -------------
      Total commercial property segment net income.........            10,194         9,936        20,144       20,039
                                                                 -------------  ------------  -------------  -------------
  Containerized storage
  Containerized storage net operating income before
  depreciation.............................................               (19)          714           601        1,809
  Containerized storage depreciation.......................              (223)       (1,015)         (483)      (2,177)
  Discontinued operations (Note 3) ........................                 -             -             -        1,015
                                                                 -------------  ------------  -------------  -------------
      Total containerized storage segment net income.......              (242)         (301)          118          647
                                                                 -------------  ------------  -------------  -------------
  Ancillary Operations
   Revenue less cost of operations.........................             6,673         7,058        11,231       10,659
                                                                 -------------  ------------  -------------  -------------
  Other items not allocated to segments
  General and administrative and other included in equity in
     earnings..............................................            (6,369)       (5,555)      (12,366)     (10,140)
  Cumulative effect of change in accounting principal......                 -             -           578            -
  Interest and other income................................            10,047         3,394        15,122        6,287
  General and administrative...............................            (6,975)       (6,128)      (13,754)     (11,269)
  Interest expense.........................................            (1,872)       (1,794)       (3,429)      (3,457)
  Gain on sale of real estate..............................               466            53           466           53
  Minority interest in income..............................            (8,728)       (8,468)      (15,887)     (19,112)
                                                                 -------------  ------------  -------------  -------------
      Total other items not allocated to segments                     (13,431)      (18,498)      (29,270)     (37,638)
                                                                 -------------  ------------  -------------  -------------
       Total consolidated net income.......................       $   128,862    $  108,266   $   243,078    $ 204,677
                                                                 =============  ============  =============  =============


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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

            For the three and six months ended June 30, 2006 we recorded $331,000 and $598,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $214,000 and $427,000, respectively, for the same periods in 2005. The estimated per option value of $10.50 for the stock options granted in the first three months of 2006 was based upon an estimated life of 5 years, an average risk-free rate of 4.32%, an expected dividend yield of 7%, and an average expected volatility of 0.265.

            A total of 125,000 stock options were granted during the six months ended June 30, 2006, 94,166 shares were exercised, and 2,000 shares were forfeited. A total of 1,451,980 stock options were outstanding at June 30, 2006 (1,423,146 at December 31, 2005).

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

            Effective January 1, 2006, in accordance with Statement of Financial
     Accounting Standards No. 123 - revised ("FAS 123R"), we began recording compensation expense net of estimates for future forfeitures (the "Estimated Forfeiture Method"). In addition, we estimated the cumulative compensation expense that would have been recorded through December 31, 2005, had we used the Estimated Forfeiture Method, would have been $578,000 lower. Accordingly, as prescribed by FAS 123R, we recorded this adjustment as a cumulative effect of change in accounting principal on our accompanying condensed consolidated statement of income for the six months ended June 30, 2006.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

            During the six months ended June 30, 2006, 208,250 restricted stock units were granted, 13,780 restricted stock units were forfeited, and 32,400 restricted stock units vested. This vesting resulted in the issuance of 21,062 shares of the Company's Common Stock. In addition, cash compensation was paid to employees in lieu of 11,338 shares of Common Stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

            At June 30, 2006, approximately 461,900 restricted stock units were outstanding (299,830 at December 31, 2005). A total of $1,160,000 and $2,429,000 in restricted stock expense was recorded for the three and six months ended June 30, 2006, respectively ($938,000 and $1,956,000, respectively, for the same periods in 2005).

13.  Related Party Transactions
     --------------------------

            Relationships and transactions with the Hughes Family
            -----------------------------------------------------

            Mr. Hughes and his family (the "Hughes Family") have ownership interests in, and operate approximately 44 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 36% of our Common Stock outstanding at June 30, 2006. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 44 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

            Through PSIC and PSCI-H, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During each of the six months ended June 30, 2006 and 2005, we received $505,000 and $526,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since our right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

            Dann V. Angeloff, a director of the Company, is the general partner of a limited partnership formed in June 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $18,000 and $31,000 for the three and six months ended June 30, 2006, respectively, compared to $11,000 and $22,000 for the three and six months ended, June 30, 2005, respectively.

            PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $146,000, and $295,000 for the three and six months ended June 30 2006, respectively, and $144,000 and $289,000, respectively, for the same periods in 2005 in management fees with respect to PSB's property management services. At June 30, 2006, we have recorded amounts owed to PSB of $1,166,000 ($551,000 at December 31, 2005), for management fees and certain other operating expenses related to the managed facilities, paid by PSB on our behalf. These amounts are the result of a time lag between PSB paying such expenditures and being reimbursed by us.

            We manage the Company's wholly-owned self-storage facilities as well as the facilities owned by the Unconsolidated Entities and the Consolidated Entities on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses which were included in the operations of the Unconsolidated Entities were approximately $676,000, and $1,267,000 for the three and six months ended June 30, 2006, respectively, compared to $1,099,000 and $2,219,000 for the three and six months ended June 30, 2005, respectively.

            Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services. PSB's share of these costs totaled approximately $80,000 and $160,000 for the three and six months ended June 30, 2006, respectively, and $85,000 and $170,000, respectively, for the same periods in 2005.

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

14.  Commitments and Contingencies
     ------------------------------

         Legal Matters

     Serrao v.  Public  Storage,  Inc.  (filed  April 2003)
     -----------------------------------------------------
     (Superior  Court of California - Orange County)
     -----------------------------------------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

     Potter,  et al v. Hughes,  et al (filed  December 2004) (United States
     ----------------------------------------------------------------------
     District Court - Central  District of California)
     -------------------------------------------------

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

            At the end of December 2004, the same shareholder referred to above and a second shareholder filed this shareholder's derivative complaint naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in this complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In July 2006, the Court granted the defendants' motion to dismiss the amended Complaint without leave to amend. In August 2006, Plaintiffs filed a notice of appeal of the Court's decision. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Brinkley  v. Public Storage, Inc. (filed April, 2005)
     -----------------------------------------------------
     (Superior Court of California - Los Angeles County)
     ---------------------------------------------------

            The plaintiff is suing the Company on behalf of a purported class of California property managers who claim that they were not compensated for all hours worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff is seeking certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for pay stub violations. We are vigorously contesting the claims and intend to resist any expansion beyond the named plaintiff on the grounds of lack of commonality of claims. We do not believe that this matter will have any material adverse effect on the results of operations of the Company.

     Simas v. Public Storage, Inc. (filed January, 2006)
     ---------------------------------------------------
     (Superior Court of California - Orange County)
     ----------------------------------------------

            The plaintiff brings this action against the Company on behalf of a purported class who bought insurance coverage at Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was brought under California Business and Professions Code Section 17200. The Company filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. We renewed our demurrer and moved to strike the national class allegations. The Court dismissed all the claims with leave to amend, except for the claim for unjust enrichment. Based on this ruling, the Court held that the motion to strike was moot. Plaintiff elected not to amend her complaint and is therefore only proceeding with the claim for unjust enrichment. We are vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

            The Company, STOR-Re, PSIC-H and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35,000,000. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage (a maximum of $80,000,000 with respect to earthquake coverage) and $102,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in engineering and actuarial studies.

            Our tenant re-insurance program, operating through PSIC through March 31, 2004, and through PSIC-H beginning April 1, 2004, reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. For 2005, we had outside third-party insurance coverage for claims paid exceeding $500,000 resulting from any individual event, to a limit of $10,000,000. Effective January 1, 2006, such coverage was revised to cover claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At June 30, 2006, we had approximately 268,000 reinsured policies outstanding representing aggregate coverage of approximately $658 million.

         DEVELOPMENT AND ACQUISITION OF REAL ESTATE FACILITIES

            We currently have 59 projects in our development pipeline, including expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $271,536,000, of which $19,695,000 has been spent at June 30, 2006. These projects are subject to contingencies.

            Subsequent to June 30, 2006, we did not acquire and are not currently under contract to acquire any additional self-storage facilities from third parties, with exception to the merger with Shurgard discussed below.

     MERGER WITH SHURGARD
     --------------------

            On March 6, 2006, we entered into an agreement with Shurgard Storage Centers, Inc ("Shurgard") under which Public Storage will acquire Shurgard at a total transaction value of approximately $5.0 billion. In connection with the proposed merger, on July 24, 2006, Public Storage and Shurgard filed the definitive joint proxy statement/prospectus with the Securities and Exchange Commission and began mailing it to their shareholders. Each company has scheduled a shareholders' meeting to be held on August 22, 2006 to, among other things, vote on approval of the merger.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

            Under the terms of the merger agreement, Public Storage will issue, in a taxable transaction, approximately 41 million shares of common stock to holders of Shurgard's common stock and assume Shurgard's debt and line of credit of approximately $1.9 billion (at March 31 2006). Concurrent with the closing of the merger, we expect to repay Shurgard's line of credit
     ($621 million at March 31, 2006), and pay approximately $60 million of legal, consulting, and other merger-related costs. In addition, approximately $136 million of Shurgard's preferred stock will be redeemed. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of the shareholders of both companies. The merger is currently targeted to close on or shortly after the date of the shareholder meetings.

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

            The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006, and our definitive joint proxy statement/prospectus dated July 24, 2006.

15.  Subsequent Events
     -----------------

            On August 8, 2006, we issued 18,400,000 depositary shares each representing 1/1,000 of a share our 7.25% Cumulative Preferred Stock, Series K, for gross proceeds of approximately $460 million (including the underwriters' overallotment option, which was exercised).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "should," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance are described in Item 1A, "Risk Factors" in Part II of this Quarterly Report on Form 10Q. These risks include, but are not limited to, the following: changes in general economic conditions and in the markets in which Public Storage operates; the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in Public Storage's ability to evaluate, finance and integrate acquired and developed properties into its existing operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce cash available for distribution; consumers' failure to accept the containerized storage concept which would reduce our profitability; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process, which could adversely affect profitability; economic uncertainty due to the impact of war or terrorism could adversely affect its business plan; and risks related to our agreement to acquire Shurgard Storage Centers, Inc, ("Shurgard") including risks related to the timing and completion of the transaction, risks associated with Shurgard's level of debt, Shurgard's investment in European operations, and risks associated with the integration of Shurgard's operations. We disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

         CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 2 to our condensed consolidated financial statements summarizes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

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

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate and goodwill. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate other long-lived assets for impairment. As described in Note 2 to our condensed consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED  LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM  LIABILITIES:
As described in Notes 2 and 14 to our condensed consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts recorded. At June 30, 2006, we had approximately 268,000 reinsured policies outstanding representing aggregate coverage of approximately $658 million.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 14 to our condensed consolidated financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and certain other operating expenses based upon estimates, historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated. Cost of operations, interest expense, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

MERGER WITH SHURGARD
--------------------

         On March 6, 2006, we entered into an agreement with Shurgard Storage Centers, Inc ("Shurgard") (NYSE:SHU) under which Public Storage will acquire Shurgard at a total transaction value of approximately $5.0 billion. In connection with the proposed merger, on July 24, 2006, Public Storage and
Shurgard filed the definitive joint proxy statement/prospectus with the Securities and Exchange Commission and began mailing it to their shareholders. Each company has scheduled a shareholders' meeting to be held on August 22, 2006 to, among other things, vote on approval of the merger.

         Under the terms of the merger agreement, Public Storage will issue, in a taxable transaction, approximately 41 million shares of common stock to holders of Shurgard's common stock and assume Shurgard's debt and line of credit of approximately $1.9 billion (at March 31 2006). Concurrent with the closing of the merger, we expect to repay Shurgard's line of credit ($621 million at March 31, 2006), and pay approximately $60 million of legal, consulting, and other merger-related costs. In addition, approximately $136 million of Shurgard's preferred stock will be redeemed. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of the shareholders of both companies. The merger is currently targeted to close on or shortly after the date of the shareholder meetings.

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

         The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006, and our definitive joint proxy statement/prospectus dated July 24, 2006.

         Included in general and administrative expense on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2006, respectively, are costs related to the proposed merger with Shurgard incurred prior to signing the merger agreement, as well as expenditures in planning the integration of the two companies of approximately $1.1 million and $2.2 million, respectively. We expect to incur additional incremental costs related to the integration of the two companies in the next few quarters, as well as costs associated with winding down Shurgard's business affairs. These costs cannot be estimated at this time and will be expensed as incurred; therefore, they are expected to have a negative impact on our earnings going forward.

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED JUNE 30, 2006:

         Net income for the three months ended June 30, 2006 was $128,862,000 compared to $108,266,000 for the same period in 2005, representing an increase of $20,596,000, or 19.0%. This increase is primarily due to improved operations from our Same Store group of facilities, continued growth in operations from our newly developed and recently expanded facilities, continued growth in our recently acquired self-storage facilities as well as higher interest income. These items were partially offset by an increase in general and administrative expense.

         Same Store net operating income, before depreciation expense, increased by $6,517,000 or 4.8% as a result of a 5.7% improvement in revenues partially offset by a 7.4% increase in cost of operations. Aggregate net operating income, before depreciation expense, for our newly developed and recently expanded and acquired facilities increased by approximately $8,654,000. This increase was largely due to the impact of facilities acquired in 2005 and 2006, combined with continued fill-up of our newly developed and expansion facilities. Interest income increased as a result of earning higher interest rates on invested cash balances combined with significantly higher average cash balances invested in interest-bearing accounts as compared to the same period in 2005. Higher invested cash balances were primarily due to the issuances of $517.5 million of our 7.25% Series I Cumulative Preferred Stock on May 3, 2006 and $100.0 million of our 7.25% Series J Preferred Partnership Units on May 9, 2006. General and administrative expense increased primarily as a result of certain costs and expenses totaling $1.1 million with respect to the proposed merger with Shurgard.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $71,130,000 or $0.55 per common share on a diluted basis for the three months ended June 30, 2006 compared to $60,763,000 or $0.47 per common share on a diluted basis for the same period in 2005, representing an increase of $0.08 per common share, or 17.0%. The increases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above, offset by an increase in income allocated to preferred shareholders, as described below.

         For the three months ended June 30, 2006 and 2005, we allocated $52,376,000 and $42,147,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities.

         Weighted average diluted shares increased to 129,062,000 for the three months ended June 30, 2006 from 128,618,000 for the three months ended June 30, 2005.

FOR THE SIX MONTHS ENDED JUNE 30, 2006:

         Net income for the six months ended June 30, 2006 was $243,078,000 compared to $204,677,000 for the same period in 2005, representing an increase of $38,401,000, or 18.8%. This increase is primarily due to improved operations from our Same Store, newly developed and acquired self-storage facilities, reduced minority interest in income and higher interest income. These items were partially offset by increases in general and administrative expense and depreciation along with a decrease in equity in earnings of real estate entities.

         Same Store net operating income, before depreciation expense, increased by $14,647,000 or 5.6% as a result of a 5.4% improvement in revenues partially offset by a 5.1% increase in cost of operations before depreciation expense. Aggregate net operating income for our newly developed, acquired and expansion self-storage facilities increased by approximately $16,080,000 largely due to the impact of facilities acquired in 2005 and 2006, combined with continued fill-up of our newly developed and expansion facilities. Minority interest in income declined due to the acquisition of minority interests that occurred in 2005. Interest income increased as a result of earning higher interest rates on invested cash balances, combined with higher average cash balances invested in interest-bearing accounts as compared to the same period in 2005. Depreciation increased due principally to the expansion of our real estate portfolio as a result of newly developed and acquired facilities. General and administrative expense increased primarily as a result of certain costs and expenses totaling $2.2 million with respect to the proposed merger with Shurgard.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $133,375,000 or $1.03 per common share on a diluted basis for the six months ended June 30, 2006 compared to $109,482,000 or $0.85 per common share on a diluted basis for the same period in 2005, representing an increase of $0.18 per common share, or 21.2%. The increases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above, offset partially by increased income allocated to preferred shareholders, described below.

         For the six months ended June 30, 2006 and 2005, we allocated $98,991,000 and $82,560,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities. We also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42 totaling $1,904,000 for the six months ended June 30, 2005 (none for the same period in 2006).

         Weighted average diluted shares increased to 129,037,000 for the six months ended June 30, 2006 from 128,895,000 for the six months ended June 30, 2005.

         As described more fully under "Liquidity and Capital Resources" below, we have approximately $653,750,000 in higher coupon preferred stock that becomes available for redemption during the remainder of 2006. While there is no assurance, if we do redeem these securities, during 2006 there would be an additional allocation to the preferred shareholders of approximately $22 million ($0.17 per common share, based upon weighted average diluted shares during the six months ended June 30, 2006) from the application of EITF Topic D-42. Similarly, if PS Business Parks redeems the preferred stock it has available during the remainder of 2006, our pro-rata share will be approximately $1.4 million.

         In the ensuing discussions of our operations, we present "net operating income before depreciation and amortization and cost of operations before depreciation and amortization", which excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that these operating metrics are meaningful measures of operating performance, because we utilize these measures in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period to period and market to market property operating results. Included in
Note 11 to our June 30, 2006 condensed consolidated financial statements, "Segment Information," is a reconciliation of net operating income (before depreciation) by each respective operating segment to our consolidated net income.

REAL ESTATE OPERATIONS
----------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 89% of our total revenues generated for the six months ended June 30, 2006. The improvements in rental income for the periods presented on our condensed consolidated statements of income for the three and six months ended June 30, 2006 are due to improvements in the performance of those facilities that we owned prior to January 1, 2004, and the addition of new facilities to our portfolio, either through our acquisition or development activities.

         To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes, the self-storage operating results.


Self - storage operations summary:
                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                     -------------------------------------- --------------------------------------
                                                                                 Percentage                             Percentage
                                                         2006         2005        Change       2006          2005         Change
                                                     -----------  -----------   ----------- ----------- ------------    ----------
                                                                            (Dollar amounts in thousands)
Rental income (a):
   Same Store Facilities (b)...................      $  214,832    $ 203,302         5.7%   $  423,060   $  401,361          5.4%
   Acquired Facilities (c).....................          16,090        8,831        82.2%       30,205       16,327         85.0%
   Expansion Facilities (d)....................          13,240       11,606        14.1%       25,796       22,751         13.4%
   Developed Facilities (e)....................          14,346       11,516        24.6%       27,661       22,162         24.8%
   Newly consolidated facilities (g)...........           3,890            -           -         7,188            -            -
                                                     -----------  -----------   ----------- ----------- ------------    ----------
     Total rental income.......................         262,398      235,255        11.5%      513,910      462,601         11.1%
                                                     -----------  -----------   ----------- ----------- ------------    ----------
Cost of operations before depreciation and
amortization (f):
   Same Store Facilities.......................          72,749       67,736         7.4%      144,779      137,727          5.1%
   Acquired Facilities.........................           6,306        3,880        62.5%       12,007        7,308         64.3%
   Expansion Facilities........................           4,282        3,917         9.3%        8,538        7,945          7.5%
   Developed Facilities........................           5,147        4,869         5.7%       10,116        9,066         11.6%
   Newly consolidated facilities...............             941            -           -         1,720            -            -
                                                     -----------  -----------   ----------- ----------- ------------    ----------
   Total cost of operations....................          89,425       80,402        11.2%      177,160      162,046          9.3%
                                                     -----------  -----------   ----------- ----------- ------------    ----------
Net operating income before depreciation and
amortization:
   Same Store Facilities.......................         142,083      135,566         4.8%      278,281      263,634          5.6%
   Acquired Facilities.........................           9,784        4,951        97.6%       18,198        9,019        101.8%
   Expansion Facilities........................           8,958        7,689        16.5%       17,258       14,806         16.6%
   Developed Facilities........................           9,199        6,647        38.4%       17,545       13,096         34.0%
   Newly consolidated facilities...............           2,949            -           -         5,468            -            -
                                                     -----------  -----------   ----------- ----------- ------------    ----------
   Total net operating income before depreciation
   and amortization (i)........................         172,973      154,853        11.7%      336,750      300,555         12.0%
                                                     -----------  -----------   ----------- ----------- ------------    ----------
Depreciation and amortization expense:
-------------------------------------
   Same Store Facilities.......................         (36,472)     (38,264)       (4.7)%     (75,020)     (77,232)        (2.9)%
   Acquired Facilities.........................          (4,589)      (2,436)       88.4%       (8,517)      (4,063)       109.6%
   Expansion Facilities........................          (3,048)      (2,726)       11.8%       (6,015)      (5,259)        14.4%
   Developed Facilities........................          (3,629)      (3,219)       12.7%       (7,118)      (6,288)        13.2%
   Newly consolidated facilities...............            (116)           -           -          (388)           -          -
                                                     -----------  -----------   ----------- ----------- ------------    ----------
   Total depreciation and amortization expense.         (47,854)     (46,645)        2.6%      (97,058)     (92,842)         4.5%
                                                     -----------  -----------   ----------- ----------- ------------    ----------
Net operating income:
   Same Store Facilities.......................         105,611       97,302         8.5%      203,261      186,402          9.0%
   Acquired Facilities.........................           5,195        2,515       106.6%        9,681        4,956         95.3%
   Expansion Facilities........................           5,910        4,963        19.1%       11,243        9,547         17.8%
   Developed Facilities........................           5,570        3,428        62.5%       10,427        6,808         53.2%
   Newly consolidated facilities...............           2,833            -           -         5,080            -            -
                                                     -----------  -----------   ----------- ----------- ------------    ----------
   Total net operating income..................        $125,119    $ 108,208        15.6%   $  239,692   $  207,713         15.4%
                                                     ===========  ===========   =========== =========== ============    ==========
Number of self-storage facilities (at end of
period)........................................                                                  1,493        1,440          3.7%
Net rentable square feet (in thousands, at end of
   period) (h): ...............................                                                 91,637       86,810          5.6%


(a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income excludes retail sales, truck rental income and tenant reinsurance revenues generated at these facilities. Such ancillary revenues are reflected as a component of "Ancillary Operations" on our condensed consolidated statements of income.

(b) The Same Store Facilities include 1,266 facilities containing 73,946,000 net rentable square feet that have been owned prior to January 1, 2004, and operated at a mature, stabilized occupancy level since January 1, 2004.

(c) The Acquired Facilities include 89 facilities containing 6,383,000 net rentable square feet that were acquired after January 1, 2004.

(d) The Expansion Facilities include 61 facilities containing 5,327,000 net rentable square feet of self-storage space; these facilities were owned since January 1, 2004, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet (described below).

(e) The Developed Facilities include 61 facilities containing 5,102,000 net rentable square feet of self-storage space. These facilities were developed and opened since January 1, 2002 at a total cost of $538.9 million.

(f) Cost of operations includes all costs, both direct and indirect costs, incurred in the operating activities of the facilities. Cost of operations excludes, costs associated with retail sales, truck rentals, and tenant reinsurance activities; such costs are reflected under "Ancillary Operations" on our income statement.

(g)  Effective  January 1, 2006, in connection with our  implementation  of EITF
     04-5, we commenced consolidation of the accounts of three limited partnerships that we had previously accounted for on the equity method of accounting. As a result, we began including the revenues and cost of operations of 16 facilities with an aggregate of 879,000 net rentable square feet in the table above.

(h) Square footage does not include 424,000 net rentable square feet of industrial space initially developed for pick-up and delivery activities. This space is being converted into self-storage space; see "Development Pipeline Summary" below.

(i) Total net operating income before depreciation and amortization, which is a non-GAAP measure, for our self-storage segment is presented in Note 11 to our June 30, 2006 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income.

         In the discussion that follows, we present realized annual rent per occupied square foot, which is computed by dividing rental income, before late charges and administrative fees, by the weighted average occupied square footage for the period. We also present annualized rental income per available square foot ("REVPAF"), which represents annualized rental income, before late charges and administrative fees, divided by total available net rentable square feet. Late charges and administrative fees are excluded to more effectively measure our ongoing level of revenue associated with the leasing of the units.

         Self-Storage Operations - Same Store Facilities

         We increased the number of facilities included in the Same Store Facilities from 1,260 facilities at December 31, 2005 to 1,266 facilities at June 30, 2006. The increase in the Same Store pool of facilities is due to the inclusion of 23 facilities previously classified as Developed or Expansion facilities and the removal of 17 facilities that are now classified as Expansion facilities. These facilities are included in the Same Store Facilities because they are all stabilized and owned since January 1, 2004 and therefore provide meaningful comparative data for 2004, 2005, and 2006.

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




SAME STORE FACILITIES                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                            ---------------------------------        ------------------------------
                                                                                   Percentage                             Percentage
                                                            2006         2005        Change        2006         2005        Change
                                                       --------------- ----------- ------------  ------------ -----------  ---------
                                                              (Dollar amounts in thousands, except weighted average amounts)
Rental income......................................      $  205,213    $  194,377       5.6%     $  404,304   $  383,949       5.3%
Late charges and administrative fees collected.....           9,619         8,925       7.8%         18,756       17,412       7.7%
                                                       ---------------  ----------  ------------ -----------  -----------   --------
  Total rental income.............................          214,832       203,302       5.7%        423,060      401,361       5.4%
                                                       ---------------  ----------  ------------ -----------  -----------   --------

Cost of operations before depreciation and amortization:
     Payroll expense...............................          22,409        20,956       6.9%         43,739       42,051       4.0%
     Property taxes................................          19,346        18,402       5.1%         40,009       38,333       4.4%
     Repairs and maintenance.......................           7,105         6,368      11.6%         13,806       13,050       5.8%
     Advertising and promotion.....................           6,716         6,814      (1.4)%        13,395       12,784       4.8%
     Utilities.....................................           4,362         3,816      14.3%          9,162        8,373       9.4%
     Property insurance............................           3,169         2,246      41.1%          5,019        4,248      18.1%
     Telephone reservation center..................           2,102         2,041       3.0%          4,051        3,794       6.8%
     Other cost of management......................           7,540         7,093       6.3%         15,598       15,094       3.3%
                                                       ---------------  ----------  ------------ -----------  -----------   --------
   Total cost of operations........................          72,749        67,736       7.4%        144,779      137,727       5.1%
                                                       ---------------  ----------  ------------ -----------  -----------   --------

Net operating income before depreciation and
amortization (e)...................................         142,083       135,566       4.8%        278,281      263,634       5.6%
Depreciation and amortization......................         (36,472)      (38,264)     (4.7)%       (75,020)     (77,232)     (2.9)%
                                                       ---------------  ----------  ------------ -----------  -----------   --------
 Net operating income..............................      $  105,611    $   97,302       8.5%     $  203,261   $  186,402       9.0%
                                                       ===============  ==========  ============ ===========  ===========   ========
Gross margin (before depreciation and amortization)          66.1%         66.7%       (0.9)%        65.8%        65.7%        0.2%

Weighted average for the fiscal year:
   Square foot occupancy (a).......................          92.1%         92.1%        0.0%         91.1%        91.0%        0.1%
   Realized annual rent per occupied square foot (b)        $12.05        $11.42        5.5%        $12.00       $11.41        5.2%
   REVPAF (c)......................................         $11.10        $10.52        5.5%        $10.94       $10.39        5.3%

 Weighted average at June 30:
   Square foot occupancy...........................                                                  92.6%        92.4%        0.2%
   In place annual rent per occupied square foot (d)                                                $13.30       $12.62        5.4%

Total net rentable square feet (in thousands)......                                                 73,946       73,946          -


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

(e) Total net operating income before depreciation and amortization, which is a non-GAAP measure, for our same store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization to consolidated net income is included in
         Note 11 to our June 30, 2006 condensed consolidated financial statements, "Segment Information."

         Rental income increased approximately 5.7% and 5.4% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 5.5% and 5.2% higher for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. Our occupancy levels remained approximately flat for each of the periods.

         Our primary goal is to continue to grow rental income in a consistent and sustainable manner. Growth in rental income will depend upon various factors, including our ability to (i) maintain high occupancy levels, (ii) increase rental rates charged to both new and existing customers, and (iii) reduce the amount of promotional discounts to attract new tenants.

         Demand for self-storage space in each market is affected by many factors which are beyond our control. Such factors include general economic conditions, home sales and moving activities, changes in demographic trends and population density, as well as the level of development of new self-storage facilities. We believe that our share of the overall storage demand in any particular market is impacted by our and our competitors' marketing, pricing, and promotional activities, as well as the quality of execution of our property personnel at the facilities.

         We regularly evaluate the level of demand for our self-storage space by monitoring reservation activity, move-ins, move-outs, and the level of telephone and internet inquiries as a primary basis for our marketing, pricing, and promotional decisions, as well as to identify localized execution issues. There can be no assurance that we will achieve our goal of sustainable growth in our rental income, while sustaining our occupancy levels.

         We believe that our Same Store Facilities are well positioned for continued rental income growth for the remainder of 2006. At June 30, 2006, our existing tenants were paying rental rates that were 5.4% higher, and occupancies were 0.2% higher than at June 30, 2005.

         Cost of operations (excluding depreciation and amortization) increased by 7.4% and 5.1% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005.

         Payroll expense has increased 6.9% and 4.0% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, due principally to higher wage rates required for some of our job classifications because of a tight labor market in several market areas, as well as higher overtime hours required due to understaffing issues. We do not expect to experience the high level of payroll increase experienced in the second quarter, during the remainder of 2006.

         Repairs and maintenance expenditures increased 11.6% and 5.8% during the three and six months ended June 30, 2006. During the second quarter, we experienced higher repair and maintenance costs to address certain deferred maintenance issues localized to a few markets. We do not expect to experience the high level of repairs and maintenance increase experienced in the second quarter, during the remainder of 2006.

         Advertising and promotion costs decreased 1.4% for the three months ended June 30, 2006 and increased 4.8% for the six months ended June 30, 2006, compared to the same periods in 2005. The increases in advertising and promotion costs for the six months ended June 30, 2006 are due principally to increases in internet and television advertising expenses. Television advertising decreased from $2,955,000 to $2,611,000 in the three months ended June 30, 2006 as compared to the same period in 2005, but increased from $6,543,000 to $6,589,000 for the six months ended June 30, 2006 as compared to the same period in 2005. Future television advertising expenditures will continue to be volatile as we adapt to market and competitive conditions.

         Utility expenses increased 14.3% and 9.4% during the three and six months ended June 30, 2006, due principally to higher energy costs. These levels of increases are expected to persist during the remainder of 2006.

         Insurance expense increased 41.1% and 18.1% for the three and six months ended June 30, 2006, reflecting significant increases in property insurance resulting primarily from the hurricanes experienced in 2005. These rate increases became effective with our policy year starting April 1, 2006 and, accordingly, we expect to continue these trends of higher insurance expense throughout the remainder of 2006.

         Telephone reservation center costs increased 3.0% and 6.8% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. In preparation for our seasonal rental period, we increased our staffing levels earlier this year compared to the same period in 2005, resulting in higher payroll costs. We expect to realize certain benefits from the increased staffing through better conversion ratios and lower temporary staffing costs through the remainder of 2006.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

                              For the Quarter Ended
                      ------------------------------------------------------------------------
                        March 31            June 30          September 30        December 31        Entire Year
                      -------------     -------------      ---------------     ---------------    --------------
                            (Amounts in thousands, except for per square foot amounts)
Total rental income:
     2006             $   208,228        $   214,832
     2005             $   198,059        $   203,302         $  208,745          $  208,272        $   818,378

Total cost of operations (excluding depreciation and amortization):
     2006             $    72,030        $    72,749
     2005             $    69,991        $    67,736         $   67,730          $   65,873        $   271,330

Property tax expense:
     2006             $    20,663        $    19,346
     2005             $    19,931        $    18,402         $   19,573          $   17,025        $    74,931

Television advertising expense:
     2006             $     3,978        $     2,611
     2005             $     3,588        $     2,955         $    2,314          $    2,141        $    10,998

REVPAF:
     2006             $    10.77         $    11.10
     2005             $    10.25         $    10.52          $   10.77           $    10.76        $    10.58

Weighted average realized annual rent per occupied square foot:
     2006             $    11.94         $    12.05
     2005             $    11.41         $    11.42          $   11.75           $    11.89        $    11.61

Weighted average occupancy levels for the period:
     2006                 90.2%              92.1%
     2005                 89.9%              92.1%               91.7%               90.5%              91.1%


ANALYSIS OF REGIONAL TRENDS
---------------------------

The following table sets forth regional trends in our Same Store Facilities:


                                              Three Months Ended June 30,             Six Months Ended June 30,
                                          ---------------------------------------   ---------------------------------------
                                             2006          2005         Change         2006         2005             Change
                                          -----------   ----------  --------------  -----------  -------------  -------------
                                                  (Amounts in thousands, except for per square foot amounts)
Same Store Facilities Operating Trends
by Region
Rental income:

   Southern California  (126
   facilities)......................       $  35,123    $  33,469        4.9%      $  69,360    $   66,115            4.9%
   Northern California  (127
   facilities)......................          25,971       24,654        5.3%         51,161        48,509            5.5%
   Texas  (149 facilities)..........          18,940       17,847        6.1%         37,147        35,309            5.2%
   Florida  (130 facilities)........          22,651       20,605        9.9%         44,554        40,605            9.7%
   Illinois  (91 facilities)........          15,695       15,090        4.0%         30,979        30,045            3.1%
   Georgia  (58 facilities).........           7,474        6,713       11.3%         14,614        13,406            9.0%
   All other states  (585 facilities)         88,978       84,924        4.8%        175,245       167,372            4.7%
                                          -----------   ----------  -------------- -----------  -------------  -------------
Total rental income.................         214,832      203,302        5.7%        423,060       401,361            5.4%

Cost of operations before depreciation
 and amortization:
   Southern California..............           8,140        7,283       11.8%         16,375        14,917            9.8%
   Northern California..............           6,990        6,393        9.3%         13,738        12,757            7.7%
   Texas............................           8,808        7,863       12.0%         17,057        15,964            6.8%
   Florida..........................           7,541        7,373        2.3%         14,749        14,362            2.7%
   Illinois.........................           7,057        6,276       12.4%         14,536        13,202           10.1%
   Georgia..........................           2,519        2,350        7.2%          5,051         4,756            6.2%
   All other states.................          31,694       30,198        5.0%         63,273        61,769            2.4%
                                         -----------    ----------  -------------- -----------  -------------  -------------
Total cost of operations............          72,749       67,736        7.4%        144,779       137,727            5.1%

Net operating income before depreciation
 and amortization:
   Southern California..............          26,983       26,186        3.0%         52,985        51,198            3.5%
   Northern California..............          18,981       18,261        3.9%         37,423        35,752            4.7%
   Texas............................          10,132        9,984        1.5%         20,090        19,345            3.9%
   Florida..........................          15,110       13,232       14.2%         29,805        26,243           13.6%
   Illinois.........................           8,638        8,814       (2.0)%        16,443        16,843           (2.4)%
   Georgia..........................           4,955        4,363       13.6%          9,563         8,650           10.6%
   All other states.................          57,284       54,726        4.7%        111,972       105,603            6.0%
                                         -----------    ----------  -------------- -----------  -------------  -------------
Total net operating income before
   depreciation and amortization....       $ 142,083    $ 135,566        4.8%      $ 278,281    $  263,634            5.6%

Weighted average occupancy:
   Southern California..............          91.9%        92.6%        (0.8)%        91.6%         92.6%            (1.1)%
   Northern California..............          91.5%        91.9%        (0.4)%        90.7%         90.6%             0.1%
   Texas............................          92.0%        90.6%         1.5%         90.9%         89.7%             1.3%
   Florida..........................          93.9%        93.5%         0.4%         93.6%         92.7%             1.0%
   Illinois.........................          90.8%        91.0%        (0.2)%        89.2%         89.4%            (0.2)%
   Georgia..........................          93.7%        92.9%         0.9%         93.1%         92.0%             1.2%
   All other states.................          92.0%        92.1%        (0.1)%        90.8%         90.8%             0.0%
                                         -----------    ----------  -------------- -----------  -------------  -------------
Total weighted average occupancy....          92.1%        92.1%         0.0%         91.1%         91.0%             0.1%

REVPAF:
   Southern California..............     $     17.10    $  16.29         5.0%      $  16.88     $  16.08              5.0%
   Northern California..............           14.38       13.66         5.3%         14.18        13.45              5.4%
   Texas............................            7.79        7.36         5.9%          7.64         7.29              4.8%
   Florida..........................           11.60       10.55         9.9%         11.40        10.40              9.6%
   Illinois.........................           10.78       10.38         3.9%         10.66        10.35              3.0%
   Georgia..........................            8.40        7.58        10.8%          8.22         7.57              8.6%
   All other states.................           10.12        9.67         4.7%          9.98         9.54              4.6%
                                         -----------  ----------    -------------- -----------  -------------  -------------
Total REVPAF........................     $     11.10    $  10.52         5.5%      $  10.94     $  10.39              5.3%



   Same Store Facilities Operating
   Trends by Region (Continued)               Three Months Ended June 30,             Six Months Ended June 30,
                                          -------------------------------------   ------------------------------------
                                            2006         2005         Change        2006         2005          Change
                                          ----------  ------------   ----------  -----------  -----------     --------
Realized annual rent per occupied square foot:

   Southern California..............       $  18.60     $  17.59         5.8%      $  18.42     $  17.37         6.0%
   Northern California..............          15.72        14.86         5.8%         15.63        14.84         5.3%
   Texas............................           8.46         8.12         4.3%          8.41         8.12         3.6%
   Florida..........................          12.35        11.29         9.4%         12.18        11.21         8.7%
   Illinois.........................          11.88        11.41         4.1%         11.95        11.58         3.2%
   Georgia..........................           8.97         8.17         9.8%          8.83         8.23         7.3%
   All other states.................          11.00        10.50         4.8%         10.99        10.50         4.7%
                                          ----------  ------------   ----------  -----------  -----------     --------
Total realized rent per square foot.       $  12.05     $  11.42         5.5%      $  12.00     $  11.41         5.2%

In place annual rent per occupied square foot at June 30:
   Southern California..............                                               $  20.29     $  19.19         5.7%
   Northern California..............                                                  17.36        16.47         5.4%
   Texas............................                                                   9.40         8.95         5.1%
   Florida..........................                                                  13.39        12.23         9.4%
   Illinois.........................                                                  13.23        12.74         3.9%
   Georgia..........................                                                   9.96         9.25         7.6%
   All other states.................                                                  12.20        11.67         4.6%
                                                                                 ------------   ----------     -------
Total in place rent per occupied
  square foot.......................                                               $  13.30     $  12.62         5.4%


         SELF-STORAGE OPERATIONS - ACQUIRED FACILITIES

         During 2004, 2005 and the first six months of 2006, we acquired a total of 89 self-storage facilities containing 6,383,000 net rentable square feet. The following table summarizes operating data with respect to these facilities.



ACQUIRED SELF-STORAGE FACILITIES                            Three Months Ended June 30,              Six Months Ended June 30,
                                                        ------------------------------------    -----------------------------------
                                                            2006        2005         Change         2006       2005         Change
                                                       ----------   ----------   -----------  -----------  ------------  ----------
                                                                 (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Self-storage facilities acquired in 2006......       $  1,442     $      -      $  1,442     $  1,839     $      -     $  1,839
   Self-storage facilities acquired in 2005......          6,178        1,377         4,801       11,816        1,877        9,939
   Self-storage facilities acquired in 2004......          8,470        7,454         1,016       16,550       14,450        2,100
                                                       ----------   ----------   -----------  -----------  ------------  ----------
   Total rental income...........................         16,090        8,831         7,259       30,205       16,327       13,878
                                                       ----------   ----------   -----------  -----------  ------------  ----------
Cost of operations before depreciation and
amortization :
   Self-storage facilities acquired in 2006......            717            -           717          942            -          942
   Self-storage facilities acquired in 2005......          2,385          674         1,711        4,854          951        3,903
   Self-storage facilities acquired in 2004......          3,204        3,206            (2)       6,211        6,357         (146)
                                                       ----------   ----------   -----------  -----------  ------------  ----------
   Total cost of operations......................          6,306        3,880         2,426       12,007        7,308        4,699
                                                       ----------   ----------   -----------  -----------  ------------  ----------

                                       48


ACQUIRED SELF-STORAGE FACILITIES (Continued)                     Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                        ------------------------------------    -----------------------------------
                                                           2006        2005         Change         2006       2005         Change
                                                       ----------   ----------   -----------  -----------  ------------  ----------

Net operating income before depreciation and amortization:
   Self-storage facilities acquired in 2006......             725            -           725          897            -          897
   Self-storage facilities acquired in 2005......           3,793          703         3,090        6,962          926        6,036
   Self-storage facilities acquired in 2004......           5,266        4,248         1,018       10,339        8,093        2,246
                                                       ----------   ----------   -----------  -----------  ------------  ----------
Total net operating income before depreciation and
   amortization (a)..............................           9,784        4,951         4,833       18,198        9,019        9,179
Depreciation and amortization....................          (4,589)      (2,436)       (2,153)      (8,517)      (4,063)      (4,454)
                                                       ----------   ----------   -----------  -----------  ------------  ----------
   Net operating income..........................       $   5,195    $   2,515     $   2,680    $   9,681    $   4,956    $   4,725
                                                       ==========   ===========  ============  ===========  ===========  ==========

Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2006......           66.0%         -             -           63.4%         -              -
   Self-storage facilities acquired in 2005......           85.5%        82.8%          3.3%        83.6%        80.7%         3.6%
   Self-storage facilities acquired in 2004......           89.6%        87.6%          2.3%        87.8%        85.3%         2.9%
                                                       ----------   ----------   -----------  -----------  ------------  ----------
                                                            85.6%        86.7%         (1.3)%       84.4%        84.6%        (0.2)%
                                                       ==========   ===========  ============  ===========  ===========  ==========

Weighted average realized annual rent per occupied
square foot for the period (b):
   Self-storage facilities acquired in 2006......         $ 13.44     $     -           -        $  13.92      $    -           -
   Self-storage facilities acquired in 2005......           11.58         9.33         24.1%        11.30         8.82        28.1%
   Self-storage facilities acquired in 2004......           11.63        10.51         10.7%        11.63        10.45        11.3%
                                                       ----------   ----------   -----------  -----------  ------------  ----------
                                                         $  11.72     $  10.34         13.3%     $  11.58      $ 10.27        12.8%
                                                       ==========   ===========  ============  ===========  ===========  ==========

In place annual rent per occupied square foot at
June 30 (c):
   Self-storage facilities acquired in 2006......                                                 $ 15.82     $     -           -
   Self-storage facilities acquired in 2005......                                                   12.87        11.00       17.0%
   Self-storage facilities acquired in 2004......                                                   12.76        11.66        9.4%
                                                                                                 ---------    ----------  ---------
                                                                                                    13.08        11.53       13.4%
                                                                                                 =========    ==========  =========
Number of Facilities at June 30:
     2006........................................                                                       12           -         12
     2005........................................                                                       32          14         18
     2004........................................                                                       45          45          -
                                                                                                 ---------    ----------  ---------
                                                                                                        89          59         30
                                                                                                 =========    ==========  =========
Net rentable square feet at June 30:
   Self-storage facilities acquired in 2006......                                                      872           -          872
   Self-storage facilities acquired in 2005......                                                    2,390         920        1,470
   Self-storage facilities acquired in 2004 (d)..                                                    3,121       3,109           12
                                                                                                 ---------    ----------   ---------
                                                                                                     6,383       4,029        2,354
                                                                                                 =========    ==========    ========
Cumulative acquisition cost at June 30:
   Self-storage facilities acquired in 2006......                                               $  103,544    $      -    $  103,544
   Self-storage facilities acquired in 2005......                                                  254,549      82,456       172,093
   Self-storage facilities acquired in 2004 (d)..                                                  260,801     259,487         1,314
                                                                                                 ---------    ----------   ---------
                                                                                                $  618,894    $341,943    $  276,951
                                                                                                 =========    ==========    ========


(a) Total net operating income before depreciation and amortization, which is a non-GAAP measure, for our acquired self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization to consolidated net income is included in Note 11 to our June 30, 2006 condensed consolidated financial statements, "Segment Information."

(b) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(c) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees.

(d) During 2005, we expanded one of the 2004 acquisitions, adding 12,000 net rentable square feet at a cost of $1,314,000.

         The 2005 and 2006 acquisitions were acquired at various dates throughout each period. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at June 30, 2006 and 2005, reflect the amounts for those facilities we owned at each of those respective dates.

         During 2004, we acquired a total of 45 self-storage facilities for an aggregate cost of approximately $260,801,000. These facilities contain in the aggregate approximately 3,121,000 net rentable square feet and are located principally in the Buffalo, Dallas, Miami, Milwaukee, and Minneapolis metropolitan areas.

         During 2005, we acquired a total of 32 self-storage facilities, principally in single-property transactions, for an aggregate cost of $254,549,000. These facilities contain in the aggregate approximately 2,390,000 net rentable square feet and are located principally in the Atlanta, Chicago, Miami, and New York metropolitan areas.

         For the six months ended June 30, 2006, we acquired a total of 12 self-storage facilities, each in a single-property transaction, containing an aggregate of approximately 872,000 net rentable square feet for an aggregate cost of $103,544,000 located in California, Florida, Illinois, New York, Virginia, New Jersey, Delaware, Georgia and Colorado.

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

         We expect that our acquisitions will continue to provide earnings growth during the remainder of 2006 as these facilities continue to improve their occupancy levels as well as realized rental rates. In addition, during the remainder of 2006 we expect to continue to acquire additional self-storage facilities.

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


EXPANSION SELF-STORAGE FACILITIES
                                                         Three Months Ended                     Six Months Ended
                                                               June 30,                                  June 30,
                                                     ---------------------------                ---------------------------
                                                          2006          2005         Change          2006         2005    Change
                                                     ------------  ------------- -----------  -------------  ------------ --------
Rental income:
--------------
   New Orleans facilities (a) ...............         $    1,445     $  1,511    $      (66)   $    2,961     $   2,955    $    6
   Other expansion facilities................             11,795       10,095         1,700        22,835        19,796     3,039
                                                     ------------  ------------- -----------  -------------  ------------ --------
     Total rental income.....................             13,240       11,606         1,634        25,796        22,751     3,045
                                                     ------------  ------------- -----------  -------------  ------------ --------
Cost of operations before depreciation:
---------------------------------------
   New Orleans facilities....................                405          469           (64)          773           975      (202)
   Other expansion facilities................              3,877        3,448           429         7,765         6,970       795
                                                     ------------  ------------- -----------  -------------  ------------ --------
     Total cost of operations................              4,282        3,917           365         8,538         7,945       593
                                                     ------------  ------------- -----------  -------------  ------------ --------
Net operating income before depreciation:
-----------------------------------------
   New Orleans facilities....................              1,040        1,042            (2)        2,188         1,980       208
   Other expansion facilities................              7,918        6,647         1,271        15,070        12,826     2,244
                                                     ------------  ------------- -----------  -------------  ------------ --------
  Total net operating income before depreciation (b)       8,958        7,689         1,269        17,258        14,806     2,452
  Depreciation................................            (3,048)      (2,726)         (322)       (6,015)       (5,259)     (756)
                                                     ------------  ------------- -----------  -------------  ------------ --------
   Net operating income......................         $    5,910     $  4,963    $      947    $   11,243     $  9,547     $1,696
                                                     ============  ============= ===========  =============  =========== =========

Weighted average square foot occupancy during
----------------------------------------------
the period:
-----------
   New Orleans facilities (c)................              66.6%        92.0%        (27.6)%        72.3%         90.6%     (20.2)%
   Other expansion facilities................              81.0%        86.2%         (6.0)%        79.8%         84.4%      (5.5)%
                                                     ------------  ------------- -----------  -------------  ------------ --------
                                                           79.6%        86.9%         (8.4)%        79.0%         85.1%      (7.2)%
                                                     ------------  ------------- -----------  -------------  ------------ --------

Weighted average realized rent per occupied square
--------------------------------------------------
foot during the period (d):
---------------------------

   New Orleans facilities (c) ...............         $    11.08    $   11.89        (6.8)%     $   10.18   $    11.83     (13.9)%
   Other expansion facilities................              12.22        11.68         4.6%          12.22        11.76        3.9%
                                                     ------------  ------------- -----------  -------------  ------------ --------
                                                      $    12.13    $   11.71         3.6%      $   12.04   $    11.77        2.3%
                                                     ============  ============= ===========  =============  =========== =========

In place annual rent per occupied square foot at
-------------------------------------------------
June 30 (e):
------------

   New Orleans facilities (c) ...............                                                    $   14.26   $    13.22       7.9%
   Other expansion facilities................                                                        13.79        13.12       5.1%
                                                                                               -------------  ------------ --------
                                                                                                 $   13.82   $    13.13       5.3%
                                                                                               ============= ============= =========
Number of Facilities at June 30:
--------------------------------
   New Orleans facilities....................                                                             8           8        -
   Other expansion facilities................                                                            53          53        -
                                                                                               -------------  ------------ --------
                                                                                                         61          61        -
                                                                                               ============= ============= ========
Net rentable square feet (in thousands, at end of period) (f):
--------------------------------------------------------------
   New Orleans facilities....................                                                           524         524        -
   Other expansion facilities................                                                         4,803       4,123      680
                                                                                               -------------  ------------ --------
                                                                                                      5,327       4,647      680
                                                                                               ============= ============= ========


(a) Rental income for the New Orleans Facilities for the three and six months ended June 30, 2006 includes $433,000 and $940,000, respectively, in business interruption proceeds we expect to receive from our insurers, relative to losses occurring in each respective period.

(b) Total net operating income before depreciation, which is a non-GAAP measure, for our expansion self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 11 to our June 30, 2006 condensed consolidated financial statements, "Segment Information."

(c) Occupied and available square footage excludes the impact of units taken offline due to hurricane damage, where such amounts are factored in to the computations of weighted average square foot occupancy, weighted average realized rent per occupied square foot, and in place annual rent per occupied square foot.

(d) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due. Realized rent per square foot excludes the impact of $433,000 and $940,000 in business interruption proceeds we expect to receive from our insurers relative to the New Orleans facilities for the three and six months ended June 30, 2006, respectively.

(e)   In place  annual  rent per  occupied  square  foot  represents  annualized
      contractual  rents  per  occupied  square  foot  without   reductions  for
      promotional discounts, and excludes late charges and administrative fees.


(f) Square footage excludes 299,000 net rentable containerized storage space initially developed for the containerized storage business at June 30, 2006, but includes square footage taken offline due to hurricane damage.

         All of the New Orleans facilities were closed for operations for several weeks following the hurricane; however, all but two of these facilities have since reopened. The five that are operating are not operating at full capacity, as many units are unavailable for lease due to damage. The two facilities that remain closed will not be able to reopen at all without substantial restoration and repair work. Notwithstanding that five of our facilities in New Orleans are currently operating, we believe that the indirect economic effects of the hurricane on the city may have a negative impact on our facilities' operating results, and these effects are expected to continue for an indeterminate time period. Included in revenues for the three and six months ended June 30, 2006 are $433,000 and $940,000, respectively, in expected business interruption proceeds for these facilities, representing the loss of business for the six months ended June 30, 2006.

         We expect that the Expansion Facilities, other than the New Orleans facilities, will continue to provide growth to our earnings during the remainder of 2006 as we continue to rent the newly added vacant space. The weighted average occupancy level of these facilities was 81.0%, and 79.8% for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, the weighted average occupancy level of these facilities was 86.2% and 84.4%, respectively.

         We expect that we will continue to redevelop additional facilities; at June 30, 2006, we have five projects with an aggregate cost of $18,400,000 to convert the containerized storage space into self-storage space and 49 other expansion and repackaging projects to enhance the visual appeal of our facilities or increase their net rentable space at an aggregate cost of $244,300,000. These activities will increase our self-storage space by an aggregate of 3,294,000 net rentable square feet and will result in short-term dilution to earnings. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual appeal, provide an important means to improve the Company's earnings. Further, the construction cost for these expansions is generally lower on a per-square foot basis than the development of a new facility, resulting in a higher yield potential on invested capital. There can be no assurance about the future level of such expansion and enhancement opportunities, and these projects are subject to contingencies.

SELF-STORAGE OPERATIONS - DEVELOPED FACILITIES

         We have 44 newly developed self-storage facilities, and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities") that have not been operating at a stabilized level of operations since January 1, 2004. At June 30, 2006, these newly developed facilities have an aggregate of 5,102,000 net rentable square feet of self-storage space and 125,000 net rentable square feet of industrial space developed originally for our containerized storage business. Aggregate development cost for these 61 facilities was approximately $538,901,000 at June 30, 2006. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities." These facilities are not included in the "Same Store" portfolio because their operations have not been stabilized.

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:


DEVELOPED SELF-STORAGE FACILITIES                     Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                                    -------------------------                ----------------------
                                                       2006         2005        Change        2006          2005        Change
                                                   ------------- ------------ ------------- ------------ ------------ ------------
                                                     (Amounts in thousands, except per square foot amounts and facility count)
Rental income:
  Self-storage facilities opened in 2006.......     $       56    $        -   $       56   $       56   $        -    $      56
  Self-storage facilities opened in 2005.......            584            48          536          953           50           903
  Self-storage facilities opened in 2004.......          1,742         1,247          495        3,360        2,254         1,106
  Self-storage facilities opened in 2003 and 2002        6,909         6,136          773       13,519       11,886         1,633
  Combination facilities.......................          5,055         4,085          970        9,773        7,972         1,801
                                                   ------------- ------------ ------------- ------------ ------------ ------------
     Total rental income.......................         14,346        11,516        2,830       27,661       22,162         5,499
                                                   ------------- ------------ ------------- ------------ ------------ ------------
Cost of operations before depreciation:
  Self-storage facilities opened in 2006.......            114             -          114          114            -           114
  Self-storage facilities opened in 2005.......            406            94          312          820          117           703
  Self-storage facilities opened in 2004.......            551           659         (108)       1,129        1,178           (49)
  Self-storage facilities opened in 2003 and 2002        2,230         2,218           12        4,395        4,266           129
  Combination facilities.......................          1,846         1,898          (52)       3,658        3,505           153
                                                   ------------- ------------ ------------- ------------ ------------ ------------
     Total cost of operations before depreciation        5,147         4,869          278       10,116        9,066         1,050
                                                   ------------- ------------ ------------- ------------ ------------ ------------
Net operating income before depreciation:
  Self-storage facilities opened in 2006.......            (58)            -          (58)         (58)           -           (58)
  Self-storage facilities opened in 2005.......            178           (46)         224          133          (67)          200
  Self-storage facilities opened in 2004.......          1,191           588          603        2,231        1,076         1,155
  Self-storage facilities opened in 2003 and 2002        4,679         3,918          761        9,124        7,620         1,504
  Combination facilities.......................          3,209         2,187        1,022        6,115        4,467         1,648
                                                   ------------- ------------ ------------- ------------ ------------ ------------
   Net operating income before depreciation (a)          9,199         6,647        2,552       17,545       13,096         4,449
 Depreciation..................................         (3,629)       (3,219)        (410)      (7,118)      (6,288)         (830)
                                                   ------------- ------------ ------------- ------------ ------------ ------------
 Net operating income........................      $     5,570     $  3,428     $   2,142   $   10,427   $    6,808      $   3,619
                                                   ============= ============ ============= ============ ============ ============
Weighted average square foot occupancy during
the period:
  Self-storage facilities opened in 2006.......          18.2%          -            -           16.0%         -               -
  Self-storage facilities opened in 2005.......          44.0%         31.2%        41.0%        37.4%        25.5%         46.7%
  Self-storage facilities opened in 2004.......          87.6%         73.4%        19.3%        85.6%        66.2%         29.3%
  Self-storage facilities opened in 2003 and 2002        92.8%         91.8%         1.1%        92.1%        89.4%          3.0%
  Combination facilities.......................          77.8%         77.4%         0.5%        76.3%        75.4%          1.2%
                                                   ------------- ------------ ------------- ------------ ------------ ------------
                                                         79.0%         82.5%        (4.2)%       78.2%        80.1%         (2.4)%
                                                   ============= ============ ============= ============ ============ ============
Weighted average realized rent per occupied
square foot during the period (b):
  Self-storage facilities opened in 2006.......    $     3.14      $      -           -     $    3.14    $       -             -
  Self-storage facilities opened in 2005.......         10.74          5.14        108.9%       10.31         4.73         118.0%
  Self-storage facilities opened in 2004.......         15.91         13.32         19.4%       15.63        13.32          17.3%
  Self-storage facilities opened in 2003 and 2002       14.78         13.23         11.7%       14.56        13.16          10.6%
  Combination facilities.......................         13.18         12.52          5.3%       13.16        12.63           4.2%
                                                   ------------- ------------ ------------- ------------ ------------ ------------
                                                   $    13.97      $  12.89          8.4%   $   13.89    $   12.93           7.4%
                                                   ============= ============ ============= ============ ============ ============


In place annual rent per occupied square foot at June 30 (c):

  Self-storage facilities opened in 2006.......                                             $   20.66    $       -            -
  Self-storage facilities opened in 2005.......                                                 14.20        12.26         15.8%
  Self-storage facilities opened in 2004.......                                                 17.69        16.28          8.7%
  Self-storage facilities opened in 2003 and 2002                                               16.24        14.74         10.2%
  Combination facilities.......................                                                 14.73        13.79          6.8%
                                                                                            ------------ ------------ -------------
                                                                                            $   15.75    $   14.50          8.6%
                                                                                            ============ ============ =============


DEVELOPED SELF-STORAGE FACILITIES
(continued)
                                                      Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                                   ------------------------                 -------------------------
                                                       2006         2005        Change        2006          2005        Change
                                                  -------------  -----------   ---------   ---------    -----------   -----------
                                                   (Amounts in thousands, except per square foot amounts and facility count)
Number of facilities at June 30:
  Self-storage facilities opened in 2006.......                                                     3            -            3
  Self-storage facilities opened in 2005.......                                                     6            2            4
  Self-storage facilities opened in 2004.......                                                     7            7            -
  Self-storage facilities opened in 2003 and 2002                                                  28           28            -
  Combination facilities.......................                                                    17           17            -
                                                                                            -----------   -----------  ----------
                                                                                                   61           54            7
                                                                                            ===========   ===========  ==========
Square Footage at June 30:
  Self-storage facilities opened in 2006.......                                                   281            -          281
  Self-storage facilities opened in 2005.......                                                   463          125          338
  Self-storage facilities opened in 2004.......                                                   505          505            -
  Self-storage facilities opened in 2003 and 2002                                               1,937        1,937            -
  Combination facilities (d)...................                                                 1,916        1,621          295
                                                                                            -----------   -----------  ----------
                                                                                                5,102        4,188          914
                                                                                            ===========   ===========  ==========
Cumulative development cost at June 30:
  Self-storage facilities opened in 2006.......                                              $ 49,255     $      -     $ 49,255
  Self-storage facilities opened in 2005.......                                                37,815       11,423       26,392
  Self-storage facilities opened in 2004.......                                                60,579       60,579            -
  Self-storage facilities opened in 2003 and 2002                                             211,621      204,473        7,148
  Combination facilities (d)...................                                               179,631      172,312        7,319
                                                                                            -----------   -----------  ----------
                                                                                             $538,901     $448,787     $ 90,114
                                                                                            ===========   ===========  ==========

     (a) Total net operating income before depreciation, which is a non-GAAP measure, for our developed self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 11 to our June 30, 2006 condensed consolidated financial statements, "Segment Information."

     (b) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due, and therefore amounts for the three and six months ended June 30, 2006 and 2005 may not be comparable to the same periods in prior years for self-storage facilities opened in 2006 and 2005. We typically provide significant promotional discounts to new tenants when a facility first opens for operations. As facilities reach a stabilized occupancy level, the amounts of discounts given will be reduced significantly.

     (c) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees.

     (d) Square footages exclude industrial space developed for containerized storage activities totaling 125,000 net rentable square feet at June 30, 2006. Since January 1, 2003, we have converted industrial space no longer used by the discontinued containerized storage business into 1,553,000 net rentable square feet of traditional self-storage space, at an aggregate cost of $25,964,000.

         Unlike many other forms of real estate, we are unable to pre-lease our newly developed facilities due to the nature of our tenants. Accordingly, at the time a newly developed facility first opens for operation the facility is entirely vacant generating no rental income. Historically, we estimated that on average it takes approximately 24 to 36 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%.

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

         The annualized yield on costs for these facilities for the six months ended June 30, 2006, based on net operating income before depreciation, was approximately 6.5%, which is lower than our ultimate yield expectations. We expect these yields to increase as these facilities reach stabilization of both occupancy levels and realized rents. Properties that were developed before 2005 have contributed greatly to our earnings growth. The growth in properties developed in 2004 was principally due to occupancy growth, and growth for properties developed in 2003 and 2002 were due principally to rate increases. We expect that these facilities will continue to provide growth to our earnings.

         Development of self-storage facilities causes short-term earnings dilution because, as mentioned above, of the extended time to stabilize a self-storage facility. We have developed self-storage facilities, despite the short-term earnings dilution, because it is advantageous for us to continue to expand our asset base and benefit from the resulting increased critical mass, with facilities that will improve our portfolio's overall average construction and location quality.

         The decision to commence development of any particular self-storage location is based upon several factors with respect to that local market, including our estimate of current and future general economic conditions, demographic conditions, population growth, the likelihood of and cost of obtaining permits, construction costs, as well as the level of demand at our existing self-storage facilities in proximity to the prospective facility. Our level of new development starts has declined significantly in the last few years due to increases in construction costs, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements, which has reduced the number of attractive sites available for development and reduced our development of facilities. It is unclear when, or if, these conditions will improve.

SELF-STORAGE OPERATIONS - NEWLY CONSOLIDATED FACILITIES

         Effective January 1, 2006, as described in Note 2 to our condensed consolidated financial statements, we are including the accounts of three limited partnerships that we had previously accounted for under the equity method of accounting. These facilities are substantially all mature facilities that we have managed and had an interest in for several years. These 16 facilities have an aggregate of 879,000 net rentable square feet. Accordingly, their future operating characteristics and past operating history are similar to those of our Same Store facilities.

         The following chart sets forth the operations of the Newly Consolidated Facilities (amounts in thousands):


                                                   Three Months         Six Months
                                                      Ended                Ended
                                                  June 30, 2006        June 30, 2006
                                                -----------------   -----------------
   Rental income...............................  $      3,890        $     7,188
   Cost of operations (excluding depreciation).           941              1,720
                                                -----------------   -----------------
   Net operating income before depreciation (a)         2,949              5,468
   Depreciation................................          (116)              (388)
                                                -----------------   -----------------
      Net operating income.....................  $      2,833        $     5,080
                                                =================   =================
   Weighted average square foot occupancy
   during the period:..........................         89.8%               88.9%

   Weighted average realized annual rent per
   occupied square foot for the period:........  $     16.37         $     16.31

   In place annual rent per occupied square
   foot at June 30:............................                      $     18.48


     (a) Total net operating income before depreciation, which is a non-GAAP measure described above, for our commercial property segment is presented in Note 11 to our condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

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

         The results of our commercial operations are provided in the table below (amounts in thousands):

COMMERCIAL PROPERTY OPERATIONS:
(excluding discontinued operations)
                                                Three Months Ended June 30,             Six Months Ended June 30,
                                           -------------------------------------  -------------------------------------
                                              2006         2005        Change        2006         2005        Change
                                           ------------ ------------  ----------  -----------  ----------   -----------
Rental income.........................      $   3,013   $   2,927     $     86     $   6,005   $   5,775    $     230
Cost of operations....................         (1,235)     (1,043)        (192)       (2,583)     (2,170)        (413)
                                           ------------ ------------  ----------  -----------  -----------  -----------
   Net operating income before
   depreciation (a)...................          1,778       1,884         (106)        3,422       3,605         (183)

 Depreciation.........................           (549)       (580)          31        (1,134)     (1,159)          25
                                           ------------ ------------  ----------  -----------  -----------  -----------
   Operating income...................      $   1,229   $   1,304      $   (75)     $  2,288   $   2,446     $   (158)
                                           =========== =============  ==========  ===========  ===========  ===========

     (a) Total net operating income before depreciation, which is a non-GAAP measure, for our commercial property segment is presented in Note 11 to our June 30, 2006 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

         Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions of the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for the remainder of 2006.

         CONTAINERIZED STORAGE OPERATIONS: We have closed many of our containerized storage facilities since 2002, and have refined our market and product focus to 12 facilities located in eight densely populated markets with above-average rent and income. The operations with respect to the facilities other than the 12 ongoing facilities are included in "Discontinued Operations" on our income statement. The operations of the 12 remaining facilities are included in PSPUD's continuing operations and are reflected on the table below:


CONTAINERIZED STORAGE:
(EXCLUDING DISCONTINUED OPERATIONS)
                                             Three Months Ended June 30,          Six Months Ended June 30,
                                          ---------------------------------  ---------------------------------
                                             2006       2005      Change       2006        2005       Change
                                          ------------ --------- ----------  ---------  ---------    ---------
                                                                 (Amounts in thousands)
Rental and other income ............       $ 4,200     $ 3,988    $   212     $ 8,130    $ 7,825      $   305
Cost of operations:
    Direct operating costs..........         3,462       2,910        552       6,099      5,294          805
    Facility lease expense..........           757         364        393       1,430        722          708
                                          ------------ ---------  ----------  --------  ----------   ---------
      Total cost of operations......         4,219       3,274        945       7,529      6,016        1,513
                                          ------------ ---------  ----------  --------  ----------   ---------
Net operating (loss) income before
depreciation (a)....................           (19)        714       (733)        601      1,809       (1,208)
   Depreciation expense (b).........          (223)     (1,015)       792        (483)    (2,177)       1,694
                                          ------------ ---------  ----------  --------  ----------   ---------
Operating (loss) income.............       $  (242)    $  (301)   $    59     $   118    $  (368)     $   486
                                          ===========  =========  ==========  ========  ===========  ==========

     (a) Total net operating income before depreciation, which is a non-GAAP measure described above, for our containerized storage segment is presented in Note 11 to our June 30, 2006 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

     (b) Depreciation expense principally relates to the depreciation of containers; however, depreciation expense for the three and six months ended June 30, 2006 includes $178,000 and $378,000, respectively, related to real estate facilities compared to $272,000 and $524,000 for the same periods in 2005, respectively.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods from city to city. At June 30, 2006, there were approximately 22,143 occupied containers in the continuing facilities.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). Direct operating costs for the three and six months ended June 30, 2006 also includes approximately $441,000 and $623,000 of research and development costs, respectively. Facility lease expense has increased significantly as we have moved the operations from wholly-owned combination facilities to facilities that we lease from third parties.

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

         ANCILLARY OPERATIONS: Our Ancillary operations include the operating results of our tenant insurance, truck rental, merchandise, and third-party property management operations. The following table sets forth our ancillary operations:


                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                           ------------------------                 ------------------------
                                             2006         2005        Change         2006         2005       Change
                                          ------------  ---------  -----------     ----------  -----------  ---------
                                                                            (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums.....         $  7,803    $  6,251    $  1,552        $ 14,589   $  12,167    $ 2,422
    Merchandise sales...............            6,300       6,445       (145)          11,313      11,252         61
    Truck rentals...................            3,659       3,761       (102)           6,429       6,342         87
    Property management.............              607         741       (134)           1,212       1,455       (243)
                                          ------------  ---------  -----------     ----------  -----------  ---------
       Total revenues...............           18,369      17,198       1,171          33,543      31,216      2,327
                                          ------------  ---------  -----------     ----------  -----------  ---------
Cost of operations:
    Tenant reinsurance..............            3,123       1,566      1,557            6,215       4,543      1,672
    Merchandise sales...............            5,621       5,013        608           10,194       9,284        910
    Truck rentals...................            2,871       3,442       (571)           5,761       6,400       (639)
    Property management.............               81         119        (38)             142         330       (188)
                                          ------------  ---------  -----------     ----------  -----------  ---------
       Total cost of operations.....           11,696      10,140      1,556           22,312      20,557      1,755
                                          ------------  ---------  -----------     ----------  -----------  ---------
Net operating income:
    Tenant reinsurance..............            4,680       4,685         (5)           8,374       7,624        750
    Merchandise sales...............              679       1,432       (753)           1,119       1,968       (849)
    Truck rentals...................              788         319        469              668         (58)       726
    Property management.............              526         622        (96)           1,070       1,125        (55)
                                          ------------  ---------  -----------     ----------  -----------  ---------
       Total net operating income...         $  6,673    $  7,058    $  (385)       $  11,231    $ 10,659    $   572
                                          ============  ==========  ===========   ============  ==========  ==========

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

         The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, premiums charged for such insurance and existing tenant retention to continue participating in the insurance program. For the six months ended June 30, 2006 and 2005, approximately 33.1% and 33.0%, respectively, of our self-storage tenant base had such policies. During 2005 and 2004, we experienced damage caused by hurricanes to several of our facilities in our Florida and New Orleans markets. As a result of such damage, we recorded estimated tenant claim expense during the quarter in which the damage occurred. As time progressed, the tenant claims liabilities were adjusted, either increasing or decreasing the liabilities, based on actual claims history. As a result of these adjustments, we experienced significant volatility in our reported quarterly cost of operations, particularly with respect to 2005.

         The future cost of operations will be dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties. The aforementioned increase in the deductible of $1,500,000 per event could result in higher loss expense in the remainder of 2006, depending upon the number of catastrophic losses that occur.

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

         The revenues of these activities have remained relatively stable during the periods reflected in the table above. Cost of operations with respect to merchandise sales has increased approximately $608,000, or 12.1% for the three months ended June 30, 2006 as compared to the same period in 2005. This increase has been caused primarily by higher payroll costs, as we have added more retail store managers combined with higher cost of purchasing inventory for sale. Cost of operations with respect to truck rentals decreased approximately $571,000, or 16.6% for the three months ended June 30, 2006 as compared to the same period in 2005. This decrease was principally due to lower truck maintenance cost combined with lower payroll cost. The primary factors impacting the levels of operations of these activities are the levels of customer traffic at our self-storage facilities, including the levels of move-ins.

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

         Property management operations declined in the six months ended June 30, 2006 as compared to the same period in 2005, due to our consolidation, effective January 1, 2006, of three partnerships owning 16 self-storage facilities that we had previously accounted for under the equity method of accounting. This resulted in the elimination in consolidation of management fee income and cost of operations with respect to these three partnerships for periods after January 1, 2006.

         Our operating income from these activities is generally dependent upon the revenues earned at the managed facilities, because our management fee is based upon revenues. Management contracts with the third-party owners can be terminated by either party upon 60 days written notice.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at June 30, 2006. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the three and six months ended June 30, 2006 and 2005 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


                                              Three Months Ended                             Six Months Ended
                                                      June 30,                                  June 30,
                                            ---------------------------              --------------------------
                                                  2006         2005        Change        2006         2005        Change
                                           -------------   -----------  -----------  -----------  -----------  ------------
                                                                         (Amounts in thousands)

Property operations:
  PSB....................................     $  18,181     $  16,914    $   1,267    $  36,111    $  34,128   $    1,983
  Acquisition Joint Venture..............           101            63           38          187          114           73
  Newly consolidated partnerships (1)....             -         1,314       (1,314)           -        2,590       (2,590)
  Other investments (2)..................           677           873         (196)       1,378        1,280           98
                                           -------------   -----------  -----------  -----------  -----------  ------------
                                                 18,959        19,164         (205)      37,676       38,112         (436)
                                           -------------   -----------  -----------  -----------  -----------  ------------
Depreciation:
  PSB....................................        (9,216)       (8,282)        (934)     (18,255)     (16,535)      (1,720)
  Acquisition Joint Venture..............           (68)          (68)           -         (137)        (134)          (3)
  Newly consolidated partnerships (1)....             -          (241)         241            -         (416)         416
  Other investments (2)..................          (182)         (167)         (15)        (328)        (358)          30
                                           -------------   -----------  -----------  -----------  -----------  ------------
                                                 (9,466)       (8,758)        (708)     (18,720)     (17,443)      (1,277)
                                           -------------   -----------  -----------  -----------  -----------  ------------
Other: (3)
  PSB (4)................................        (6,325)       (5,263)      (1,062)     (12,240)     (10,015)      (2,225)
  Newly consolidated partnerships (1)....             -          (206)         206            -          (79)          79
  Other investments (2)..................           (44)          (86)          42         (126)         (46)         (80)
                                           -------------   -----------  -----------  -----------  -----------  ------------
                                                 (6,369)       (5,555)        (814)     (12,366)     (10,140)      (2,226)
                                           -------------   -----------  -----------  -----------  -----------  ------------
Total equity in earnings of real estate
entities..................................    $   3,124     $   4,851    $  (1,727)   $   6,590    $  10,529   $   (3,939)
                                           =============  =============  ===========  ==========  ===========  ============


     (1) As described more fully in Note 2 to our financial statements, we commenced consolidating the accounts of three limited partnerships that we had previously accounted for under the equity method of accounting. Accordingly, equity in income with respect to these partnerships ceased effective January 1, 2006.

     (2) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and six months ended June 30, 2006 and 2005.

     (3) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $234,000 and
           $458,000 for the three and six months ended June 30, 2006, respectively, as compared to $121,000 and $244,000, respectively, for the same periods in 2005.

     (4) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

         Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net decrease of equity in earnings of $19,000 for the three months ended June 30, 2006 and a net increase of $293,000 for the six months ended June 30, 2006. For the three and six months ended June 30, 2005, our pro rata share of these items resulted in net increases of $310,000 and $1,575,000, respectively.

         The impact of the PSB items discussed above led to a decrease in equity in earnings of real estate entities totaling $329,000 and $1,282,000, respectively, when comparing the three and six month periods ended June 30, 2006 to the same periods in 2005. In addition, equity in earnings real estate entities decreased due to our consolidation of three limited partnerships effective January 1, 2006 as described in Note 2 to our condensed consolidated financial statements. As a result of this consolidation, equity in income with respect to these partnerships ceased effective January 1, 2006.

         Equity in earnings of PSB represents our pro rata share (averages of approximately 45% and 44% for the six months ended June 30, 2006 and 2005, respectively) of the earnings of PSB. Throughout 2005 and the six months ended June 30, 2006, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At June 30, 2006, PSB owned and operated 18.2 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at June 30, 2006 pursuant to property management agreements.

         Our future equity income from PSB will be dependent entirely upon PSB's operating results. Our investment in PSB provides us with some diversification into another asset type. We have no plans of disposing of our investment in PSB. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in note 2 to our condensed consolidated financial statements for the six months ended June 30, 2006, our pro-rata share of earnings with respect to two of the facilities acquired directly from third parties by the Acquisition Joint Venture in 2004, at an aggregate cost of $9,086,000, are reflected in Equity in Earnings in the table above. Our initial investment in the Acquisition Joint Venture with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties.

         The "Other Investments" are comprised primarily of our equity in earnings from four limited partnerships, for which we held an approximate consistent level of equity interest throughout 2005 and the first six months of 2006. The Company formed these limited partnerships during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Ancillary operations." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other Investments" will be dependent upon the operating results of the 20 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 5 to our condensed consolidated financial statements for the operating results of these entities for the six months ended June 30, 2006 and 2005.

OTHER INCOME AND EXPENSE ITEMS
------------------------------

         INTEREST AND OTHER INCOME: Interest and other income was $10,047,000 and $15,122,000 for the three and six months ended June 30, 2006, respectively, as compared to $3,394,000 and $6,287,000, respectively, for the same periods in 2005. This increase is due to earning higher interest rates on invested cash balances combined with significantly higher average cash balances invested in interest-bearing accounts as compared to the same periods in 2005.

         As discussed more fully in "Liquidity and Capital Resources" below, at June 30, 2006, we had cash balances totaling approximately $984,000,000, which includes significant proceeds from recent equity issuances. These balances are typically invested in short-term low-risk securities that, during the six months ended June 30, 2006, earned a nominal yield. In addition, on August 8, 2006, we raised approximately $460,000,000 in gross proceeds from our issuance of our Series K Cumulative Preferred Stock. The future level of interest and other income will be partially dependent upon the timing of our investment of these unused offering proceeds and the level of interest earned on these short-term investments.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $48,626,000 and $98,675,000 for the three and six months ended June 30, 2006, respectively, compared to $48,240,000 and $96,178,000 for the same periods in 2005. The increase in depreciation and amortization for the three and six months ended June 30, 2006, as compared to the same period in 2005 is due primarily to increased depreciation with respect to newly developed and acquired facilities, partially offset by a reduction in amortization of our property management contracts. Included in depreciation and amortization expense for the six months ended June 30, 2006 is $1,651,000 (none for the three months ended June 30, 2006) related to the amortization of intangibles, as compared to $1,651,000 and $3,302,000 for the three and six months ended June 30, 2005, respectively. Amortization ceased as of April 1, 2006, as described more fully in Note 2 to our condensed consolidated financial statements.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $6,975,000 and $13,754,000 for the three and six months ended June 30, 2006, as compared to $6,128,000 and $11,269,000 for the same periods in 2005, representing increases of $847,000 and $2,485,000, respectively. General and administrative expense principally consists of state income taxes, investor relations expenses and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance and stock-based compensation, and product research and development expenditures.

         Included in general and administrative expense for the three and six months ended June 30, 2006, respectively, are costs related to the proposed merger with Shurgard incurred prior to signing the merger agreement, as well as expenditures in planning the integration of the two companies of approximately $1.1 million and $2.2 million, respectively. We expect to incur additional incremental costs related to the integration of the two companies in the next few quarters, as well as costs associated with winding down Shurgard's business affairs. These costs cannot be estimated at this time and will be expensed as incurred; therefore, they are expected to have a negative impact on our earnings going forward.

         Restricted stock and stock option expense amounted to approximately $1,491,000 and $3,027,000 for the three and six months ended June 30, 2006, respectively, as compared to $1,152,000 and $2,383,000, respectively, for the same periods in 2005.

         INTEREST EXPENSE: Interest expense was $1,872,000 and $3,429,000 for the three and six months ended June 30, 2006, respectively, compared to $1,794,000 and $3,457,000, respectively, for the same periods in 2005. Interest capitalized during the three and six months ended June 30, 2006 was $353,000 and $1,069,000, respectively, as compared to $679,000 and $1,344,000, respectively, for the same periods in 2005. See also Notes 7 and 8 to our condensed consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and six months ended June 30, 2006 and 2005:


                                                  Three Months Ended June 30,                  Six Months Ended June 30,
                                                --------------------------------           ------------------------------
                                                      2006           2005         Change      2006           2005          Change
                                                 --------------  --------------  -----------------------  -------------   ---------
                                                                              (Amounts in thousands)
Preferred partnership interests:
   Ongoing distributions (a).................        $  4,658   $    3,590    $  1,068     $  8,249      $    8,965      $   (716)
   Special Distribution and EITF Topic D-42 (b)             -            -           -            -             874          (874)
Acquired minority interests (c)..............               -        2,154      (2,154)           -           4,479        (4,479)
Newly consolidated partnerships (d)..........           1,243            -       1,243        2,173               -          2,173
Convertible Partnership Units (e)............             120           83          37          236             173             63
Other minority interests (f).................           2,707        2,641          66        5,229           4,621            608
                                                 --------------  -------------- ---------  -----------  -------------    ---------
    Total minority interests in income.......       $   8,728   $    8,468   $     260    $  15,887      $   19,112     $  (3,225)
                                                 ============== =============  ========== ============  =============  ============

     (a) The decrease in ongoing distributions is due to the redemption of $40,000,000 of our 9.5% Series N Preferred Units on March 17, 2005 and $45,000,000 of our 9.125% Series O Preferred units on March 29, 2005.

     (b) In accordance with the Securities and Exchange Commissions clarification of EITF Topic D-42, are original issuance costs with respect to our first quarter of 2005 redemption of preferred units included in minority interest in income for the three months ended March 31, 2005 totaling $874,000.

     (c) These amounts reflect income allocated to minority interests that the Company acquired in 2005 and are no longer outstanding at June 30, 2006.

     (d) These amounts reflect income allocated to minority interests for three entities that we commenced consolidating the accounts for effective January 1, 2006 (see Note 2 to our condensed consolidated financial statements). Included in minority interest in income for the three and six months ended June 30, 2006 was $32,000 and $66,000, respectively, in depreciation expense.

     (e)   These  amounts  reflect the  minority  interests  represented  by the
           Convertible   Partnership   Units  (see  Note  8  to  our   condensed
           consolidated financial statements).

     (f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the six months ended June 30, 2006 and 2005. Included in minority interest in income is $164,000 and $326,000 in depreciation expense for the three and six months ended June 30, 2006, respectively, as compared to $174,000 and $374,000 for the same periods in 2005.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2005 and the six months ended June 30, 2006, comprised of investments in the Consolidated Entities described in Note 9 to our condensed consolidated financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         On May 9, 2006, one of our Consolidated Entities issued $100,000,000 of its 7.25% Series J Preferred Partnership Units. Accordingly, ongoing distributions with respect to preferred partnership interest are expected to increase.

         Discontinued Operations: As described more fully in Note 3 to our condensed consolidated financial statements, during 2002, 2003 and 2004, we implemented a business plan which included the closure of 43 of 55 containerized storage facilities that were open at December 31, 2001. The 43 facilities are hereinafter referred to as the "Closed Facilities."

         During July 2005, in an eminent domain proceeding, one of our self-storage facilities located in the Portland, Oregon market was condemned by local governmental authorities. Additionally, in July 2006, were notified that one of our self-storage facilities in our Seattle, Washington market will be condemned by local governmental authorities in an eminent domain proceeding. Collectively, these Portland and Seattle facilities are referred to as "the Eminent Domain Facilities".

         The following table summarizes the historical operations of the Eminent Domain Facilities and the Closed Facilities:


Discontinued Operations:
                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                           -------------------------               ------------------------
                                              2006         2005        Change          2006          2005       Change
                                          ------------  ------------  -----------  -----------   ---------- ----------
                                                                      (Amounts in thousands)
Rental income.......................        $     79     $    263      $(184)       $    192     $    606    $   (414)

Cost of operations...................            (38)        (132)        94             (88)        (444)        356
Depreciation and amortization ......             (20)         (42)        22             (41)        (109)         68
                                          ------------  ------------  -----------  -----------   ---------- ----------
Income before other items...........              21           89        (68)             63           53          10

Other items:
    Net gain on disposition of assets              -            -          -               -        1,143      (1,143)
                                          ------------  ------------  -----------  -----------   ---------- ----------
Net discontinued operations.........        $     21     $     89   $    (68)       $     63     $  1,196    $ (1,133)
                                           ============  ========== =============  ============  ========== ==========


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. In addition, at June 30, 2006, cash on hand totaled $983,600,000 and we had no outstanding borrowings under our $200,000,000 bank line of credit. We anticipate that a significant portion of the cash on-hand will be utilized in connection with the proposed merger with Shurgard, see below.

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


                                                                             Six Months Ended June 30,
                                                                         --------------------------------
                                                                                2006               2005
                                                                         --------------    --------------
                                                                             (Amounts in thousands)
Net cash provided by operating activities.......................         $    367,400       $    335,860
Distributions to minority interest (Preferred Units)............               (8,249)            (8,965)
Distributions to minority interest (common equity)..............               (7,348)            (9,198)
                                                                         --------------    --------------
Cash from operations allocable to our shareholders..............              351,803            317,697

Capital improvements to maintain our facilities.................              (23,449)            (9,370)
                                                                         --------------    --------------
 Remaining operating cash flow available for distributions to our
   shareholders................................................              328,354            308,327

Distributions paid:
  Preferred stock dividends.....................................              (98,991)           (82,560)
  Equity Stock, Series A dividends..............................              (10,712)           (10,731)
  Distributions to Common shareholders..........................             (128,595)          (115,665)
                                                                         --------------    --------------
Cash available for principal payments on debt and reinvestment..         $     90,056       $     99,371
                                                                         ==============    ===============

         Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at June 30, 2006, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200,000,000 line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2006, we have mortgage debt outstanding of $93,900,000 (which encumbers 35 facilities with a book value of approximately $204,500,000) and unsecured debt in the amount of $11,200,000. At June 30, 2006, we also have Debt to Joint Venture Partner amounting to $35,800,000 with respect to ten real estate facilities with an aggregate book value of $48,100,000.

         RECENT ISSUANCE OF PREFERRED STOCK AND PROJECTED REDEMPTION OF PREFERRED SECURITIES: One of our financing objectives over the past several years has been to reduce our average cost of capital with respect to our preferred securities. Accordingly, we have redeemed higher rate preferred securities outstanding and have financed the redemption with cash on-hand or from the proceeds from the issuance of lower rate preferred securities. The table below reflects the preferred stock that is redeemable in the second half of 2006 (amounts in 000's):

           Redeem 8.00% Series R (Redeemable 09/28/06)        $    510,000
           Redeem 7.88% Series S (Redeemable 10/31/06)             143,750
                                                             --------------
           Total redemptions                                  $    653,750
                                                             ==============

         We believe that our size and financial flexibility enables us to access capital when appropriate. During 2006, we have issued approximately $1.1 billion of our Cumulative Preferred Stocks and $100 million of our preferred partnership units. We used approximately $172.5 million of these net proceeds in order to redeem higher-coupon preferred securities.

         REQUIREMENT TO PAY DISTRIBUTIONS: We estimate the distribution requirement with respect to our Preferred Stock outstanding at June 30, 2006 to be approximately $222.5 million per year. We estimate that the annual distribution requirement with respect to the preferred partnership units outstanding at June 30, 2006, to be approximately $21.6 million per year.

         During each of the six months ended June 30, 2006 and 2005, we paid cash dividends totaling $10,712,000 and $10,731,000, respectively, to the holders of our Equity Stock, Series A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at June 30, 2006, we estimate the total regular distribution for the third quarter of 2006 to be approximately $5.4 million.

         During the six months ended June 30, 2006, we paid dividends totaling $128,595,000 ($1.00 per common share) to the holders of our common stock. Based upon shares outstanding at August 2, 2006 and a quarterly distribution of $0.50 per share, which was declared by the Board of Directors on August 2, 2006 and payable on September 28, 2006, to shareholders of record as of September 15, 2006, we estimate a dividend payment with respect to our common stock of approximately $64.1 million for the third quarter of 2006.

         CAPITAL IMPROVEMENT REQUIREMENTS: For 2006, we budgeted approximately $43.0 million for capital improvements. During the six months ended June 30, 2006, we incurred capital improvements of approximately $23.5 million. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our debt, all of which is fixed rate. At June 30, 2006, we have total outstanding debt of approximately $140,837,000. See Note 7 to our condensed consolidated financial statements for approximate principal maturities of such borrowings.

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

         At June 30, 2006, we have a development "pipeline" of 59 projects consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At June 30, 2006, we have acquired the land for all of these projects.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $251.8 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.



DEVELOPMENT PIPELINE SUMMARY (as of June 30, 2006)

                                                                              Total
                                                    Number       Net        extimated     Costs incurred
                                                      of       rentable    development       through         Costs to
                                                   projects     sq. ft.        costs         06/30/06        complete
                                                  ----------- ----------  -------------  --------------     ----------
                                                               (Amounts in thousands, except number of projects)
  Facilities currently under construction:
    PUD conversions                                    2          152      $    6,622       $    1,192       $    5,430
    Expansions and other enhancements to               8          249          18,244            4,435           13,809
                                                  ----------- ----------  -------------  --------------     ------------
    existing self-storage facilities
                                                      10          401          24,866            5,627           19,239
                                                  ----------- ----------  -------------  --------------     ------------
  Facilities awaiting construction:
    PUD conversions                                    3          268          11,821              262           11,559
    Expansions and other enhancements to              46        2,625         234,849           13,806          221,043
                                                  ----------- ----------  -------------  --------------     ------------
     existing self-storage facilities
                                                      49        2,893         246,670           14,068          232,602
                                                  ----------- ----------  -------------  --------------     ------------
  Total Development Pipeline                          59        3,294      $  271,536       $   19,695       $  251,841
                                                  ==========   =========  ============    ===============   =============

         MERGER WITH SHURGARD: On March 6, 2006, we entered into an agreement with Shurgard Storage Centers, Inc ("Shurgard") under which Public Storage will acquire Shurgard at a total transaction value of approximately $5.0 billion. In connection with the proposed merger, on July 24, 2006, Public Storage and
Shurgard filed the definitive joint proxy statement/prospectus with the Securities and Exchange Commission and began mailing it to their shareholders. Each company has scheduled a shareholders' meeting to be held on August 22, 2006 to, among other things, vote on approval of the merger.

         Under the terms of the merger agreement, Public Storage will issue, in a taxable transaction, approximately 41 million shares of common stock to holders of Shurgard's common stock and assume Shurgard's debt and line of credit of approximately $1.9 billion (at March 31 2006). Concurrent with the closing of the merger, we expect to repay Shurgard's line of credit ($621 million at March 31, 2006), and pay approximately $60 million of legal, consulting, and other merger-related costs. In addition, approximately $136 million of Shurgard's preferred stock will be redeemed. The transaction is subject to customary closing conditions and regulatory approvals, including the approval of the shareholders of both companies. The merger is currently targeted to close on or shortly after the date of the shareholder meetings.

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

         The foregoing description of the terms of our agreement to acquire Shurgard does not purport to be complete, and is qualified in its entirety by reference to the full text of the merger agreement, a copy of which is filed with our current report on Form 8-K dated March 7, 2006, and our definitive joint proxy statement/prospectus dated July 24, 2006.

CONTRACTUAL OBLIGATIONS

         Our significant contractual obligations at June 30, 2006 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                    Total         2006           2007           2008          2009           2010        Thereafter
                                  ----------    -----------   ------------   -----------    -----------  ------------   -----------
Long-term debt (1) ...........     $139,000      $  5,227      $   21,226      $  9,597      $  9,498     $    9,259       $ 84,193
Operating leases (2)..........       68,983         5,185          10,737         7,466         5,367          2,932         37,296
Construction commitments (3)..       19,239        16,923           2,316             -             -              -              -
                                  ----------    -----------   ------------   -----------    -----------  ------------   -----------
Total.........................    $ 227,222     $  27,335      $   34,279     $  17,063     $  14,865     $   12,191      $ 121,489
                                  ==========    ===========   =============  ===========    ===========  ============   ===========

     (1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 7 to our condensed consolidated financial statements for additional information on our notes payable.

     (2) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

     (3) Includes obligations for facilities currently under construction at June 30, 2006 as described above under "Acquisition and Development of Real Estate Facilities".

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). As described more fully in Note 2 to our June 30, 2006 condensed consolidated financial statements, our partner's equity contributions with respect to certain transactions are classified as debt under the caption "Debt to Joint Venture Partner" in our condensed consolidated balance sheets. At June 30, 2006, our Debt to Joint Venture Partner was $35,784,000. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. We have not included our Debt to Joint Venture Partner as a contractual obligation in the table above, since we only have the right, rather than a contractual obligation, to acquire our partner's interest.

         We have not included any contractual obligations that we may assume from Shurgard, as described above under "Merger with Shurgard" since the completion of the transaction is not assured and is subject to risks, including that shareholders of either Public Storage or Shurgard do not approve the transaction or that the other closing conditions are not satisfied.

OFF-BALANCE SHEET ARRANGEMENTS

         At June 30, 2006, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At June 30, 2006, our debt as a percentage of total shareholders' equity (based on book values) was 2.6%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series R - September 28, 2006, Series S - October 31, 2006, Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010, Series H - January 19, 2011, Series I - May 3, 2011 and Series K - August 8, 2011. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $105,053,000 at June 30, 2006. All of the Company's debt bears interest at fixed rates. See Note 7 to our condensed consolidated financial statements for approximate principal maturities of the notes payable at June 30, 2006.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
          ------------------

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

PUBLIC STORAGE SHAREHOLDERS WILL INCUR IMMEDIATE DILUTION IF THE SHURGARD MERGER IS COMPLETED.

         Public Storage shareholders will incur immediate dilution in connection with the merger. During 2005, Public Storage shareholders would incur a loss of $0.44 per share (diluted) on a pro-forma basis compared to earnings of $1.92 per share (diluted) on a historical basis primarily as a result of an increase in depreciation and amortization expense. No adjustments have been made to the pro-forma financial information to reflect certain expected self-storage operating cost of savings or increases in property taxes resulting from the merger because they have not been quantified.

IF THE SHURGARD MERGER IS COMPLETED, IT MAY SUBJECT US TO ADDITIONAL RISKS

         Completion of the Shurgard merger transaction is not assured and is subject to risks, including that shareholders of either Public Storage or Shurgard do not approve the transaction or that the other closing conditions are not satisfied. In addition, Shurgard may under limited circumstances terminate the agreement to take a superior proposal. Public Storage and Shurgard are not aware of any significant governmental approvals that are required for consummation of the merger. If any approval or action is required, it is presently contemplated that Public Storage and Shurgard would use their reasonable best efforts to obtain such approval. There can be no assurance that any approvals, if required, will be obtained.

         In addition to the general risks related to real estate noted below which may also adversely impact Shurgard's operations, we are also subject to the following risks in connection with our acquisition of Shurgard into our operations, including without limitation the following:

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

         As a share of total operations, particularly in Europe, Shurgard has more recently developed properties whose occupancies have not stabilized and has more construction activity than Public Storage. Delays in construction and fill-up could result in additional cost.

         We have assumed based on public filings that Shurgard has qualified and will continue to qualify as a REIT and that we would be able to continue to qualify as a REIT following an acquisition. However, if Shurgard has failed or fails to qualify as a REIT, we generally would succeed to or incur significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by Shurgard pursuant to the merger) and we might possibly lose our REIT status should disqualifying activities continue after the acquisition.

         Shurgard has a significantly greater level of debt than we do with more fixed and floating-rate debt, as well as derivative instruments that we would assume. Shurgard's outstanding borrowings on its lines of credit ($621 million at March 31, 2006) would become payable immediately upon completion of the merger. In addition, there would be an estimated $60 million in additional cash costs related to the merger, cash requirements for the redemption of approximately $136 million of Shurgard's preferred stock on the merger date, and additional possible cash requirements following the merger. We may look to obtain a new line of credit (with an increased borrowing capacity), bridge financing, or issue additional preferred or common equity to provide liquidity as Shurgard's other borrowings come due. As a result, this transaction would result in a significant increase in our exposure to interest rate and refinancing risks.

         We would also be acquiring Shurgard's international operations in Europe, which consist principally of facilities that have been completed in the last few years and are in various stages of fill-up. Shurgard's international operations have not been profitable, and there is no assurance they will ultimately be profitable. Also, Shurgard has a number of non-stabilized properties and construction activity, and delays in construction and fill-up could result in additional costs. We have no experience in European operations, which may adversely impact our ability to operate profitably in Europe. In addition, these operations have specific inherent risks, including without limitation the following:

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

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At August 2, 2006, B. Wayne Hughes, Chairman of the Board, and members of his family (the "Hughes Family") owned approximately 36% of our outstanding shares of common stock. Consequently, the Hughes Family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

WE AND OUR SHAREHOLDERS ARE SUBJECT TO FINANCING RISKS.

         DEBT INCREASES THE RISK OF LOSS. In making real estate investments, we may borrow money, which increases the risk of loss. At June 30, 2006, our debt of $140.8 million was 2.3% of our total assets.

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

     o      changes in tax, real estate and zoning laws; and

     o      tenant claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks; areas that other real estate companies may use third-party insurers for. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 14 under "Insurance and Loss Exposure" to our consolidated financial statements at June 30, 2006.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated most of our revenue for the six months ended June 30, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development  and fill-up of our  properties  would reduce our profitability.  Since  January  1,  2002,  we have  opened  44  newly  developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of approximately $538.9 million. In addition, at June 30, 2006 we had 59 projects in development that are expected to be completed in approximately the next two years. These 59 projects have total estimated costs of approximately $272 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

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

         Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PSIC. For each of the six month periods ended June 30, 2006 and 2005, we collected $505,000 and $526,000, respectively in reinsurance premiums attributable to the Canadian operations. Since PSIC's right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred an operating loss of $10,058,000 in 2002, and generated operating profits of $2,543,000 in 2003, $684,000 in 2004, $1,818,000 for 2005 and $118,000 for the six months ended June 30, 2006. Since 2002, PSPUD closed or consolidated facilities that were deemed not strategic to its business plan, and has 12 facilities open at June 30, 2006.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------

         On May 9, 2006, PSA Institutional Partners, L.P., a California limited partnership ("PSAIP") and a majority - owned indirect subsidiary of the Company, sold 4,000,000 7.25% Series J Cumulative Preferred Redeemable Perpetual Preferred Units for $100,000,000. The terms of the Series J Preferred Units are specified by the Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of PSAIP dated as of May 9, 2006 (the "Fourth Amendment"). Under the Fourth Amendment, PSAIP has the right to redeem the Series J Preferred Units on or after the fifth anniversary of issuance at the Liquidation Preference as defined in the Partnership Agreement. The Series J Preferred Units are exchangeable for depositary shares representing interests in shares of Series J Preferred Stock on or after the tenth anniversary of issuance at the option of a holder or PSAIP, at a rate of one Series J Preferred Unit for one depositary shares representing one thousandth (1/1000) of a share of Series J Preferred Stock, subject to certain adjustments. In addition, under certain circumstance, Series J Preferred Units may be exchanged prior to the tenth anniversary of the date of issuance.

         On June 12, 1998, we announced that the Board of Directors (the "Directors") authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On subsequent dates the Directors increased the repurchase authorization, the last being April 13, 2001, when the Board of Directors increased the repurchase authorization to 25,000,000 shares. The Company has repurchased a total of 22,201,720 shares of Common Stock under this authorization. The Company did not repurchase any shares of Common Stock during the six months ended June 30, 2006.

ITEM 6.    EXHIBITS
           ---------

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

                DATED:     August 8, 2006

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

3.60 Certificate of Determination of Preferences of 7.25% Cumulative Preferred Stock, Series J of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K filed May 9, 2006 relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.25% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.61        Amendment  to  Certificate  of  Determination  of  Determination  of
            Preferences of Cumulative Preferred Stock, Series G (8.875%), H (8.45%), I (8.625%), J (8%), K (8.25%), L (8.25%), M (8.75%), N
            (9.5%), O (9.125%) and P (8.75%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 22, 2005 and incorporated herein by reference.

3.62 Revised Bylaws of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-4/A (SEC File No. 33-64971) and incorporated herein by reference.

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

3.72 Amendment to Bylaws of Public Storage, Inc. adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

4.1 Registration Rights Agreement dated as of May 9, 2006 relating to 7.25% Series J Cumulative Preferred Stock of the Registrant. Filed with Registrant's Current Report on Form 8-K dated May 9, 2006 and incorporated herein by reference.

10.1. Merger Agreement, dated as of March 6, 2006, by and among Shurgard Storage Centers, Inc., ASKL Sub LLC and Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

10.2. Voting Agreement, dated as of March 6, 2006, by and among Charles K. Barbo and Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated March 6, 2006 and incorporated herein by reference.

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

10.4. Fourth Amendment dated as of May 9, 2006 to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.
            P. Filed with Registrant's Current Report on Form 8-K filed May 9, 2006 and incorporated herein by reference.

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