Form 10-Q
period 2006-09-30
PUBLIC STORAGE INC /CA
filed 2006-11-09
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389
                         ------

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               California                               95-3551121
---------------------------------------- --------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

701 Western Avenue, Glendale, California                91201-2349
----------------------------------------  -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

Indicate the number of shares outstanding of the registrant's common stock, as of November 7, 2006:

Common Stock, $.10 par value per share - 170,174,335 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                                      Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
              September 30, 2006 and December 31, 2005                                    1

           Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2006 and 2005                 2 - 3

           Condensed Consolidated Statement of Shareholders' Equity
              for the Nine Months Ended September 30, 2006                                4

           Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2006 and 2005                   5 - 6

           Notes to Condensed Consolidated Financial Statements                      7 - 41

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                         42 - 80

Item 3.    Quantitative and Qualitative Disclosures about Market Risk               80 - 81

Item 4.    Controls and Procedures                                                       82

PART II.   OTHER INFORMATION (Items 3 and 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                             83

Item 1A.   Risk Factors                                                             83 - 89

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                   89

Item 4.    Submission of Matters to a Vote of Security Holders                      89 - 90

Item 6.    Exhibits                                                                      90



                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                        September 30,        December 31,
                                                                                            2006                 2005
                                                                                      -----------------      ---------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................          $      124,119        $     493,501
Real estate facilities, at cost:
   Land......................................................................               3,605,184            1,540,357
   Buildings.................................................................               7,570,507            4,390,127
                                                                                      -----------------      ---------------
                                                                                           11,175,691            5,930,484
   Accumulated depreciation..................................................              (1,655,737)          (1,500,128)
                                                                                      -----------------      ---------------
                                                                                            9,519,954            4,430,356
   Construction in process...................................................                 131,063               54,472
                                                                                      -----------------      ---------------
                                                                                            9,651,017            4,484,828

Investment in real estate entities...........................................                 301,868              328,555
Goodwill (Note 2)............................................................                 174,634              176,285
Intangible assets, net (Note 2)..............................................                 432,481                   -
Other assets.................................................................                 170,737               69,317
                                                                                      -----------------      ---------------
              Total assets...................................................          $   10,854,856        $   5,552,486
                                                                                      =================      ===============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................          $    1,426,533        $     113,950
Debt to joint venture partner................................................                  37,214               35,697
Preferred stock called for redemption........................................                 143,750              172,500
Accrued and other liabilities................................................                 344,168              159,360
                                                                                      -----------------      ---------------
         Total liabilities...................................................               1,951,665              481,507
Minority interest:
   Preferred partnership interests...........................................                 325,000              225,000
   Other partnership interests...............................................                 174,704               28,970
Commitments and contingencies (Note 16)
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,715,486 shares issued (in series) and outstanding, (1,698,336 at
     December 31, 2005) at liquidation preference............................               2,927,150            2,498,400
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 168,986,243
     shares issued and outstanding (128,089,563 at December 31, 2005)........                  16,899               12,809
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,744.193 shares issued and outstanding.................................                      -                    -
   Paid-in capital...........................................................               5,659,924            2,430,671
   Cumulative net income.....................................................               3,513,525            3,189,266
   Cumulative distributions paid.............................................              (3,702,742)          (3,314,137)
   Accumulated other comprehensive loss......................................                 (11,269)                  -
                                                                                      -----------------      ---------------
         Total shareholders' equity..........................................               8,403,487            4,817,009
                                                                                      -----------------      ---------------
              Total liabilities and shareholders' equity.....................          $   10,854,856        $   5,552,486
                                                                                      =================      ===============
                             See accompanying notes.
                                        1

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                                Three Months Ended              Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                            ---------------------------    ------------------------
                                                                               2006            2005             2006          2005
                                                                            ------------  -------------    ------------- -----------
Revenues:
   Rental income:
      Self-storage facilities...........................................     $ 328,841     $   243,702     $    842,751  $  706,303
      Commercial properties.............................................         3,408           2,918            9,413       8,693
      Containerized storage facilities..................................         4,353           4,480           12,483      12,305
   Ancillary operations.................................................        22,106          17,587           55,649      48,803
   Interest and other income............................................        12,651           4,717           27,773      11,004
                                                                            ------------  -------------    ------------- -----------
                                                                               371,359         273,404          948,069     787,108
                                                                            ------------  -------------    ------------- -----------
Expenses:
  Cost of operations (excluding depreciation and amortization below):
      Self-storage facilities...........................................       109,216          80,273          286,376     242,319
      Commercial properties.............................................         1,497           1,122            4,080       3,292
      Containerized storage facilities..................................         3,907           3,676           11,436       9,692
      Ancillary operations..............................................        13,447          11,613           35,759      32,170
  Depreciation and amortization.........................................       113,531          47,896          212,206     144,074
  General and administrative............................................        36,242           5,621           49,996      16,890
  Interest expense......................................................         9,323           2,471           12,752       5,928
                                                                            ------------  -------------    ------------- -----------
                                                                               287,163         152,672          612,605     454,365
                                                                            ------------  -------------    ------------- -----------
Income from continuing operations before asset impairment charge, gain
   (loss) on disposition of real estate assets, equity in earnings of real estate entities, foreign currency exchange loss, income from
   derivatives and minority interest in income..........................        84,196         120,732          335,464     332,743
Asset impairment charge due to casualty loss (Note 2)...................             -            (196)               -        (196)
Gain (loss) on disposition of real estate assets........................           756            (142)           1,222         (89)
Equity in earnings of real estate entities (Note 6).....................         2,618           9,853            9,208      20,382
Foreign currency exchange loss..........................................          (172)              -             (172)          -
Income from derivatives, net............................................            32               -               32           -
Minority interest in income:
  Preferred partnership interests:
     Based on ongoing distributions paid................................        (5,403)         (3,591)         (13,652)    (12,556)
     Allocation of redemption costs (Note 11)...........................             -               -                -        (874)
  Other partnership interests...........................................        (3,187)         (3,652)         (10,825)    (12,925)
                                                                            ------------  -------------    ------------- -----------
Income from continuing operations.......................................        78,840         123,004          321,277     326,485
Cumulative effect of change in accounting principle (Note 14)...........             -               -              578         -
Discontinued operations (Note 4)........................................         2,341           5,340            2,404       6,536
                                                                            ------------  -------------    ------------- -----------
Net income..............................................................     $  81,181       $ 128,344      $   324,259   $ 333,021
                                                                            ============  =============    ============= ===========
Net income allocation:
----------------------
   Allocable to preferred shareholders:
     Based on distributions paid........................................     $  60,265       $  43,726      $   159,256   $ 126,286
     Based on redemptions of preferred stock (Note 2)...................        21,643               -           21,643       1,904
   Allocable to Equity Stock, Series A..................................         5,356           5,356           16,068      16,087
   Allocable to common shareholders.....................................        (6,083)         79,262          127,292     188,744
                                                                            ------------  -------------    ------------- -----------
                                                                             $  81,181       $ 128,344      $   324,259   $ 333,021
                                                                            ============  =============    ============= ===========
Net income (loss) per common share - basic
   Continuing operations................................................     $  (0.06)       $    0.58      $      0.93   $    1.42
   Discontinued operations..............................................         0.02             0.04             0.02        0.05
                                                                            ------------  -------------    ------------- -----------
                                                                             $  (0.04)       $    0.62      $      0.95   $    1.47
                                                                            ============  =============    ============= ===========
Net income (loss) per common share - diluted
   Continuing operations................................................     $  (0.06)       $    0.58      $      0.92   $    1.41
   Discontinued operations..............................................         0.02             0.04             0.02        0.05
                                                                            ------------  -------------    ------------- -----------
                                                                             $  (0.04)       $    0.62      $      0.94   $    1.46
                                                                            ============  =============    ============= ===========

                             See accompanying notes.
                                        2

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

(Continued)

                                                                                Three Months Ended              Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                            ---------------------------    ------------------------
                                                                               2006            2005             2006          2005
                                                                            ------------  -------------    ------------- -----------


Net income per depositary share of Equity Stock, Series A (basic and
   diluted).............................................................     $   0.61        $    0.61      $      1.84   $    1.84
                                                                            ============  =============    ============= ===========
Basic weighted average common shares outstanding........................       145,387         128,006          133,897     128,191
                                                                            ============  =============    ============= ===========
Diluted weighted average common shares outstanding......................       145,387         128,742          134,851     128,844
                                                                            ============  =============    ============= ===========
Weighted average shares of Equity Stock, Series A (basic and diluted)...         8,744           8,744            8,744       8,755
                                                                            ============  =============    ============= ===========

                             See accompanying notes.
                                        3

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)


                                                                   Cumulative                                       Cumulative Net
                                                                 Preferred Stock  Common Stock    Paid-in Capital       Income
                                                               ----------------- -------------   ----------------   --------------
Balance at December 31, 2005..............................      $  2,498,400      $     12,809     $  2,430,671      $  3,189,266

Issuance of cumulative preferred stock:
   Series H (4,200 shares)..............................             105,000                 -           (3,508)                -
   Series I (20,700 shares).............................             517,500                 -          (15,899)                -
   Series K (18,400 shares).............................             460,000                 -          (14,148)                -

Redemption of cumulative preferred stock:
   Series R (20,400 shares).............................            (510,000)                -                -                 -
   Series S (5,750 shares)..............................            (143,750)                -                -                 -

Issuance of common stock in connection with:
   Exercise of employee stock options (1,875,173 shares)..                 -               188           78,711                 -
   Vesting of restricted stock (102,364 shares) ..........                 -                10              (10)                -
   Merger with Shurgard Storage Centers, Inc. (38,913,187
     shares) .............................................                 -             3,891        3,182,255                 -
   Acquisition of minority interests (5,956 shares) ......                 -                 1              154                 -

Stock-based compensation expense (Note 14) ...............                 -                 -           1,698                  -

Net income................................................                 -                 -                -           324,259

Cash distributions:
   Cumulative preferred stock (Note 12)...................                 -                 -                -                 -
   Equity Stock, Series A ($1.845 per depositary share)...                 -                 -                -                 -
   Common Stock ($1.50 per share).........................                 -                 -                -                 -

Accumulated other comprehensive loss:
   Foreign currency translation adjustments...............                 -                 -                -                 -
                                                               ----------------- -------------   ----------------   --------------
Balance at September 30, 2006.............................      $  2,927,150      $     16,899     $  5,659,924      $  3,513,525
                                                               ================= =============   ================   ==============

                                                                                 Accumulated
                                                                                    Other             Total
                                                                Cumulative      Comprehensive     Shareholders'
                                                              Distributions          Loss            Equity
                                                             ---------------   ---------------   ---------------
Balance at December 31, 2005..............................    $ (3,314,137)     $          -      $  4,817,009

Issuance of cumulative preferred stock:
   Series H (4,200 shares)..............................                 -                 -           101,492
   Series I (20,700 shares).............................                 -                 -           501,601
   Series K (18,400 shares).............................                 -                 -           445,852

Redemption of cumulative preferred stock:
   Series R (20,400 shares).............................                 -                 -          (510,000)
   Series S (5,750 shares)..............................                 -                 -          (143,750)

Issuance of common stock in connection with:
   Exercise of employee stock options (1,875,173 shares)..               -                 -            78,899
   Vesting of restricted stock (102,364 shares) ..........               -                 -                 -
   Acquisition of Shurgard Storage Centers (38,913,187
     shares) .............................................               -                 -         3,186,146
   Acquisition of minority interests (5,956 shares) ......               -                 -               155

Stock-based compensation expense (Note 14) ...............               -                 -             1,698

Net income................................................               -                 -           324,259

Cash distributions:
   Cumulative preferred stock (Note 12)...................        (159,256)                -          (159,256)
   Equity Stock, Series A ($1.845 per depositary share)...         (16,068)                -           (16,068)
   Common Stock ($1.50 per share).........................        (213,281)                -          (213,281)

Accumulated other comprehensive loss:
   Foreign currency translation adjustments...............               -            (11,269)         (11,269)
                                                             ---------------   ---------------   ---------------
Balance at September 30, 2006.............................    $ (3,702,742)     $     (11,269)     $  8,403,487
                                                             ===============   ===============   ===============


                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                     ---------------------------
                                                                                         2006            2005
                                                                                    ------------    -------------
Cash flows from operating activities:
   Net income...............................................................         $  324,259      $  333,021
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium (Note 8)...................................               (968)           (774)
    Excess of effective interest over cash interest paid on debt to joint
       venture partner (Note 9) ............................................                130             130
    Gain on sales of real estate facilities, net, including discontinued
       operations...........................................................             (3,592)         (6,296)
    Real estate impairment associated with casualty losses (Note 2).........                  -             196
    Depreciation and amortization, including discontinued operations........            212,256         144,286
    Expense of capitalized development project costs .......................              9,319               -
    Equity in earnings of real estate entities..............................             (9,208)        (20,382)
    Foreign currency exchange loss..........................................                172               -
    Income from derivatives, net............................................                (32)              -
    Distributions received from the real estate entities (Note 6)...........             15,049          17,015
    Minority interest in income.............................................             24,477          26,355
    Other operating activities..............................................             10,290          14,789
                                                                                    ------------    -------------
       Total adjustments....................................................            257,893         175,319
                                                                                    ------------    -------------
       Net cash provided by operating activities............................            582,152         508,340
                                                                                    ------------    -------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (44,366)        (13,286)
    Construction in process.................................................            (70,903)        (46,039)
    Acquisition of minority interests (Note 11).............................            (60,799)        (92,815)
    Acquisition of real estate facilities...................................            (98,954)       (124,753)
    Consolidation of partnerships (Note 2)..................................              3,024               -
    Cash portion of the merger with Shurgard (Note 3).......................           (161,284)              -
    Proceeds from sales of real estate and real estate investments..........             11,281          10,864
    Proceeds from sales of held-to-maturity investments (Note 2)............              8,079           4,953
    Acquisition of held-to-maturity debt securities.........................                  -          (5,823)
                                                                                    ------------    -------------
       Net cash used in investing activities................................           (413,922)       (266,899)
                                                                                    ------------    -------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................           (687,508)        (13,685)
    Proceeds from borrowings on European notes payable......................              8,544               -
    Contributions received from European minority interests.................              9,302               -
    Net proceeds from issuances of common stock.............................             78,899           6,624
    Net proceeds from issuances of cumulative preferred stock...............          1,048,945         460,648
    Repurchases of common stock.............................................                  -          (4,990)
    Redemption of cumulative preferred stock................................           (682,500)       (112,392)
    Redemption of preferred partnership interests...........................                  -         (85,000)
    Issuance of preferred partnership interests.............................            100,000               -
    Distributions paid to shareholders......................................           (388,605)       (322,195)
    Distributions paid to holders of preferred partnership interests (Note
       12)..................................................................            (13,652)        (12,556)
    Distributions paid to other minority interests..........................            (11,037)        (11,805)
    Net proceeds from financing through acquisition joint venture (Note 9)..                  -          19,429
                                                                                    ------------    -------------
       Net cash used in financing activities................................           (537,612)        (75,922)
                                                                                    ------------    -------------
Net (decrease) increase in cash and cash equivalents........................           (369,382)        165,519
Cash and cash equivalents at the beginning of the year......................            493,501         366,255
                                                                                    ------------    -------------
Cash and cash equivalents at the end of the period..........................         $  124,119      $  531,774
                                                                                    ============    =============
                            See accompanying notes.
                                        5

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                   (Unaudited)

                                   (Continued)

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                         2006            2005
                                                                                    ------------    -------------
Supplemental schedule of non-cash investing and financing activities:
    Real estate acquired in exchange for assumption of mortgage note........         $   (4,590)     $        -
    Mortgage note assumed in connection with acquisition of real estate.....              4,590               -
    Merger with Shurgard (Note 3):
       Real estate facilities...............................................         (5,070,528)              -
       Intangible assets....................................................           (483,107)              -
       Other Assets.........................................................           (100,411)              -
       Accrued and other liabilities........................................            162,730               -
       Minority interest....................................................            144,351               -
       Debt.................................................................          1,999,535               -
       Common Stock.........................................................              3,891               -
       Paid-in capital......................................................          3,182,255               -
    Consolidation of entities pursuant to Emerging Issues Task Force Topic 04-5
     (Note 2):
       Minority interest....................................................              3,963               -
       Real estate facilities...............................................            (22,459)              -
       Investments..........................................................             20,846               -
       Other Assets.........................................................               (167)              -
       Accrued and Other Liabilities........................................                841               -
    Retirement of common stock and Equity Stock, Series A, received as a distribution from affiliated entities (Note 2):
       Common stock.........................................................                  -             (64)
       Paid-in capital......................................................                  -         (11,125)
       Investment in real estate entities...................................                  -          11,189
    Acquisition of minority interests in Consolidated Joint Venture in exchange for debt (Note 11):
       Minority Interest - other partnership interests......................                  -         (62,643)
       Real estate facilities...............................................                  -         (43,290)
       Debt to related party................................................                  -          64,513
    Increase in debt to joint venture partner (Note 9)
       Debt to joint venture partner........................................              1,386               -
       Other assets.........................................................             (1,386)              -
    Foreign currency adjustment
       Real estate facilities...............................................             20,849               -
       Construction in process..............................................                643               -
       Notes payable........................................................            (10,223)              -
       Equity...............................................................            (11,269)              -


                            See accompanying notes.
                                        6

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


1.       Description of the Business
         ---------------------------

         Public Storage, Inc. (referred to herein as "the Company", "we", "us" or "our") is a California corporation, which was organized in 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. In addition, we have (i) interests in commercial properties, containing commercial and industrial rental space, (ii) interests in facilities that lease storage containers, and (iii) ancillary operations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales and truck rentals at our self-storage locations. As described more fully in Note 3, "Merger with Shurgard," on August 22, 2006, the Company merged with Shurgard Storage Centers, Inc., ("Shurgard").

         At September 30, 2006, we had direct and indirect equity interests in 2,003 self-storage facilities located in 38 states operating under the "Public Storage" name, and 160 self-storage facilities located in seven European nations which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 19 million net rentable square feet of commercial space located in 10 states in the U.S.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

         Certain amounts previously reported have been reclassified to conform to the September 30, 2006 presentation. In previous presentations, intangible assets were reported separately from goodwill on the Company's consolidated balance sheet. We have now reclassified the intangible assets to goodwill (see "Goodwill and Intangible Assets" below). In previous presentations, net income from our truck rental, merchandise sales, and property management operations were included on a net basis in "Interest and other income" in our consolidated statements of income. In our current presentation, revenues with respect to each of these operations, along with revenues from our tenant reinsurance operations, are included under the caption "Revenues: Ancillary operations" and the related cost of operations are included in "Expenses: Cost of operations - Ancillary operations" on our accompanying condensed consolidated statements of income. Certain reclassifications have also been made from previous presentations as a result of discontinued operations (See Note 4).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         In accordance with the guidance of EITF 04-5, effective January 1, 2006 we commenced consolidating the accounts of three partnerships that we previously accounted for on the equity method. Our investment in these entities totaling $20,846,000 was allocated to the real estate facilities, cash, other assets, liabilities, and minority interests of these entities as described in the table below (amounts in thousands).

                                          Total
                                    -------------
    Real estate facilities.....      $   22,459
    Cash.......................           3,024
    Other assets...............             167
    Accrued and other liabilities          (841)
    Minority interest .........          (3,963)
                                    -------------
                                     $   20,846
                                    =============

         We have determined that we have variable interest entities that we are the primary beneficiaries of that we acquired an interest in as a result of our merger with Shurgard (see Note 3). The accounts of the entities we control along with the accounts of the variable interest entities that we are the primary beneficiary of, (collectively, the "Consolidated Entities") are included in our consolidated financial statements along with those of the Company. Collectively, the Company and the Consolidated Entities own a total of 2,172 real estate facilities, consisting of 2,003 self-storage facilities in the United States (of which 487 were acquired in the Shurgard merger), 160 facilities in Europe which were acquired in the Shurgard merger, three industrial facilities used by the containerized storage operations and six commercial properties.

         At September 30, 2006, we had equity investments in five limited partnerships in which we do not have a controlling interest. These limited partnerships collectively own 22 self-storage facilities, which are managed by the Company. In addition, at September 30, 2006, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 18.2 million net rentable square feet of commercial space at September 30, 2006. Our investment in these limited partnerships and PSB (collectively, the "Unconsolidated Entities") are accounted for using the equity method.

         Use of Estimates
         ----------------

         The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         Included in cash and cash equivalents at September 30, 2006 is $23,420,000 ($18,962,000 at December 31, 2005) held by our captive insurance entities. Other assets at September 30, 2006 include investments totaling $11,759,000 ($19,838,000 at December 31, 2005) in held-to-maturity Federal government agency securities stated at amortized cost, which approximates fair value. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Other assets at September 30, 2006 also include derivative financial instruments totaling $4,796,000 (none at December 31, 2005) reported at fair value. Accrued and other liabilities at September 30, 2006 include derivative financial instruments totaling $9,818,000 (none at December 31, 2005) reported at fair value. See Note 10 for further discussion of our derivative financial instruments. The carrying value of our notes payable at September 30, 2006 is $1,426,533,000 ($113,950,000 at December 31, 2005) which approximates fair value at those dates.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         During the year ended December 31, 2004, the Acquisition Joint Venture acquired two facilities directly from third parties at an aggregate cost of $9,086,000. We account for our investment with respect to these facilities using the equity method, with our pro rata share of the income from these facilities recorded as "Equity in earnings of real estate entities" on our accompanying condensed consolidated statements of income. See Note 6 for further discussion of these amounts.

         In December 2004, we sold seven facilities to the Acquisition Joint Venture for an aggregate of $22,993,000. During the first quarter of 2005, we sold an interest in three additional facilities to the Acquisition Joint Venture for an aggregate of approximately $27,755,000. Due to our continuing interest in these facilities and the likelihood that we will exercise our option to acquire our partner's interest, we have accounted for our partner's investment ($37,214,000 and $35,697,000 at September 30, 2006 and December 31, 2005,
respectively) in these facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these ten facilities is accounted for as a liability on our accompanying condensed consolidated balance sheets under the caption "Debt to joint venture partner," with our partner's share of operations with respect to these ten facilities accounted for as interest expense on our accompanying condensed consolidated statements of income. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability, an adjustment is made to increase the liability to fair value, and to increase other assets, with the other assets amortized over the remaining period term of the Acquisition Joint Venture. See Note 9 for a discussion of the results of this review.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairments were identified from our evaluations as of September 30, 2006.

         Accounting for Stock-Based Compensation
         ---------------------------------------

         We utilize the Fair Value Method (as defined in Note 14) of accounting for our employee stock options. Restricted stock unit expense is recorded over the relevant vesting period. See Note 14 for a discussion of our accounting with respect to employee stock options and restricted stock units.

         Other Assets
         ------------

         Other assets primarily consists of prepaid expenses, investments in held-to-maturity debt securities (described below), accounts receivable, assets associated with our containerized storage business, merchandise inventory and rental trucks.

         Included in depreciation and amortization expense for the three and nine months ended September 30, 2006, is $1,304,000 and $3,584,000, respectively, compared to $1,376,000 and $5,159,000, respectively, for the same periods in 2005, related to depreciation of other assets.

         Accrued and Other Liabilities
         -----------------------------

         Accrued and other liabilities consist primarily of real and personal property tax accruals, value-added tax ("VAT") with respect to our European operations, prepayments of rents, trade payables, losses and loss adjustment liabilities from our insurance programs (described below), and accrued interest. Prepaid rent totaled $57,591,000 at September 30, 2006 ($26,145,000 at December 31, 2005).

         STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), which is consolidated with the Company, was formed in 1994 as an association captive insurance company owned by the Company and affiliates of the Company. STOR-Re provides limited property and liability insurance to the Company and its affiliates for losses incurred during policy periods prior to April 1, 2004, and was succeeded by PS Insurance Company Hawaii, Ltd. ("PSIC-H"), a wholly-owned subsidiary of the Company with respect to these insurance activities for policy periods following March 31, 2004. We also utilize other insurance carriers to provide property and liability insurance coverage in excess of STOR-Re's and PSIC-H's limitations which are described in Note 16. STOR-Re and PSIC-H accrue liabilities for covered losses and loss adjustment expense, which at September 30, 2006 totaled $32,690,000 ($32,797,000 at December 31, 2005) with respect to insurance provided to the Company and its affiliates.

         Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates. While we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. See Note 16 for a discussion of our maximum aggregate annual exposure, assuming the occurrence of multiple significant events. The methods for making such estimates and for establishing the resulting liability are reviewed quarterly.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         PS Insurance Company, Ltd ("PSIC"), a wholly-owned subsidiary of the Company, reinsured policies against claims for losses to goods stored by tenants in our self-storage facilities for policy periods prior to March 31, 2004. PSIC-H succeeded PSIC with respect to these tenant re-insurance activities effective April 1, 2004. Prior to January 1, 2006, both of these entities utilize third-party insurance coverage for losses from any individual event that exceeds a loss of $500,000, to a maximum of $10,000,000. Commencing January 1, 2006, PSIC-H covers losses up to $1,500,000 with third party insurers covering the next $9,000,000 from any individual event. Losses below the third-party insurers' deductible amounts are accrued as cost of operations for the tenant re-insurance operations. Losses exceeding the third-party insurers' limit are the responsibility of PSIC-H. See Note 16 for a discussion of our reinsured policies outstanding at September 30, 2006.

         The accrued liability for losses and loss adjustment expense with respect to tenant insurance activities totaled $3,261,000 at September 30, 2006 ($4,773,000 at December 31, 2005).

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

         Included in depreciation and amortization expense for the nine months ended September 30, 2006 is $1,651,000 (none for the three months ended September 30, 2006) related to the amortization of our intangibles and goodwill, as compared to $1,651,000 and $4,953,000 for the three and nine months ended September 30, 2005, respectively. Goodwill is reported net of accumulated amortization of $85,085,000 and $83,434,000 at September 30, 2006 and December 31, 2005, respectively, on our accompanying condensed consolidated balance sheets.

         As a result of the merger with Shurgard (Note 3), we acquired finite-lived intangible assets, which were valued in our purchase accounting analysis, represented by the value of the storage tenants in place of $428,643,000 and by the land leases with rent payments that are below market, valued at $35,639,000. The tenant intangible assets are being amortized relative to the expected future benefit of the tenants in place to each period. Also as a result of the merger with Shurgard, we acquired indefinite-lived intangible assets, which were valued in our purchase accounting analysis, represented by the value of the Shurgard tradename of $18,825,000. We continue to use the Shurgard tradename in Europe. In accordance with the provisions of SFAS 142, we are not amortizing these indefinite-lived intangible assets and are analyzing them on an annual basis for recoverability. Amortization expense of $50,626,000 was recorded for our finite-lived intangible assets for the three months ended September 30, 2006. The estimated annual amortization expense for our finite-lived intangible assets for the current year and each of the next three years ending December 31 is as follows:

   2006 (after September 30, 2006)                  $ 94,800,000
   2007                                              194,700,000
   2008                                               55,898,000
   2009                                               33,819,000

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred during a full year.
Television, yellow page, and other advertising expenses totaled $7,103,000 and $24,726,000 for the three and nine months ended September 30, 2006, respectively, and $7,486,000 and $24,049,000, respectively, for the same periods in 2005. Television, yellow page, and other advertising expenses totaled $1,075,000 for the three and nine months ended September 30, 2006 for our European operations.

         Foreign Exchange Translation Policy
         -----------------------------------

         The local currency is the functional currency for our European subsidiaries. Assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.

         Derivative Financial Instruments
         --------------------------------

         In connection with the Company's merger with Shurgard, we have acquired certain preexisting derivative financial instruments held by Shurgard (the "Shurgard Derivatives"), including interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts. We do not intend to use derivative financial instruments for speculative or trading purposes.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS 133"), derivative financial instruments are measured at fair value and recognized on the balance sheet as assets or liabilities.

         As of September 30, 2006, and for the three and nine month periods then ended, none of the Shurgard Derivatives were considered effective hedges because we believe it is not highly likely that the debt and the related derivative instruments will remain outstanding for their entire contractual period. Accordingly, all changes in fair value are reflected in earnings, along with the related cash flows from these instruments, under "net income from derivatives" on our condensed consolidated statement of income. For the three and nine months ended September 30, 2006, net income from derivatives was comprised of a change in value of the related instruments representing a gain of $913,000, less $881,000 in net payments incurred during the period under the underlying instruments.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         Other Comprehensive Income (Loss)
         ---------------------------------
         Our comprehensive income (loss) is as follows:


                                                   For the Three Months Ended            For the Nine Months Ended
                                                  --------------------------------     --------------------------------
                                                   September 30,    September 30,       September 30,     September 30,
                                                       2006              2005                2006             2005
                                                  --------------   --------------      --------------   -------------
     Net income................................    $    81,181      $   128,344         $   324,259      $   333,021
     Accumulated other comprehensive loss:
        Foreign currency translation
     adjustments...............................        (11,269)               -             (11,269)               -
                                                  --------------   --------------      --------------   -------------
     Total comprehensive income................    $    69,912      $   128,344         $   312,990      $   333,021
                                                  ==============   ==============      ==============   =============

         The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our European subsidiaries acquired in the merger with Shurgard measured from the date of the merger through September 30, 2006. Amounts are presented net of minority interests.


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

         Net Income per Common Share
         ---------------------------

         Distributions paid to the holders of our Cumulative Preferred Stock totaling $60,265,000 and $43,726,000 for the three months ended September 30, 2006 and 2005, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders (dividends paid to holders of our Cumulative Preferred Stock totaled $159,256,000 and $126,286,000 for the nine months ended September 30, 2006 and 2005, respectively).

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

         On September 28, 2006, we redeemed our 8.00% Series R Preferred Stock for $510,000,000 plus accrued and unpaid dividends. In addition, on September 26, 2006, we called for redemption our 7.875% Series S Preferred Stock for $143,750,000 plus accrued and unpaid dividends. The Series S was redeemed on October 31, 2006. As a result of these redemptions, there was an additional allocation to the preferred shareholders of approximately $21,643,000 ($0.16 per common share, based upon the weighted average diluted shares during the nine months ended September 30, 2006) during the three and nine months ended September 30, 2006 (none and $1,904,000 for the same periods in 2005) from the application of EITF Topic D-42. It is our policy to record such allocations at the time the securities are called for redemption.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         Net income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A, was allocated net income of $5,356,000 and $5,356,000 for three months ended September 30, 2006 and 2005, respectively, and $16,068,000 and $16,087,000 for the nine months ended September 30, 2006 and 2005, respectively. A loss of $6,083,000 and income of $79,262,000 for the three months ended September 30, 2006 and 2005, respectively, was allocated to the regular common shareholders (income of $127,292,000 and $188,744,000 for the nine months ended September 30, 2006 and 2005, respectively).

         Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding). The stock options and restricted stock units were anti-dilutive in the three months ended September 30, 2006 and were not reflected in diluted net income per common share for that period. Weighted average common shares excludes shares owned by the Consolidated Entities as described in Note 12 for all periods presented, as these shares of common stock are eliminated in consolidation.

         Recently Issued Accounting Standards
         ------------------------------------

         In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

3.       Merger with Shurgard
         --------------------

         On August 22, 2006, the Company merged with Shurgard, a REIT which owned 487 self-storage facilities in the United States and 160 self-storage facilities in Europe. We believe this merger will provide a number of strategic and financial benefits and growth opportunities for us by solidifying our position as the largest owner and operator of self-storage facilities in the U.S., enhancing access to capital, eliminating duplicative general and administrative expenses and improving cost efficiencies, increasing growth opportunities and providing greater geographic and financial diversification. The operations of Shurgard reside primarily within our existing Self-storage - Domestic segment, and have resulted in a new segment, Self-storage - Europe.

         Under the terms of the agreement, Shurgard shareholders received 0.82 shares of Public Storage common stock for each share of Shurgard common stock they owned.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         Total consideration for the merger approximated $5,346,965,000, comprised of i) the issuance of 38.9 million shares of Public Storage common stock (valued at approximately $3,116,850,000 based upon the average of Public Storage's share closing price for five days before, the day of and five days after the acquisition announcement date of March 7, 2006), ii) the assumption of Shurgard's domestic and European notes payable and capital leases with a fair value of approximately $1,395,763,000 of which $67,275,000 was repaid following the merger iii) the assumption of Shurgard's line of credit totaling $603,772,000, which was repaid following the merger, iv) the issuance of vested common stock options in exchange for Shurgard stock options, with an estimated intrinsic value of approximately $69,296,000, and v) $161,284,000 in cash, comprised of $137,916,000 to redeem Shurgard's outstanding preferred stock at liquidation value, and approximately $49,404,000 in direct costs of the merger, less $20,036,000 in cash held by Shurgard at the date of the merger.

         We have allocated this aggregate purchase price to the tangible and intangible net assets, as follows (amounts in thousands):

      Operating real estate facilities                         $  4,979,859
      Construction in process                                        90,669
      Intangible assets                                             483,107
      Other assets                                                  100,411
      Accrued and other liabilities                                (162,730)
      Minority interest                                            (144,351)
                                                            ---------------
       Total allocated Purchase Price to net assets acquired   $  5,346,965

         Intangible assets consist of the estimated value of Shurgard's existing tenants in place, the estimated value of Shurgard's existing land leases, and the estimated value of Shurgard's tradename, which we expect to continue to use in Europe. Each intangible, except the Shurgard tradename, have finite lives. See Note 2 for further discussion of the amortization method with respect to the intangible assets acquired in the merger with Shurgard.

         The results of operations of Shurgard have been included in our condensed consolidated financial statements since the merger date of August 22, 2006. The unaudited pro forma data presented below assumes that the merger occurred as of the beginning of the respective periods, and includes pro forma adjustments to i) increase depreciation expense to reflect our book basis for the buildings acquired, ii) increase amortization expense to reflect the intangible assets acquired in the merger, iii) decrease interest income and increase income allocated to preferred shareholders to reflect the financing of the merger with cash on hand and the proceeds from preferred stock, and iv) decrease the historical general and administrative expense of Shurgard that is expected to be eliminated as a result of the merger. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the periods presented.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)



                                       Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                        2006         2005            2006         2005
                                      ----------- ------------    ------------ -----------
                                        (Amounts in thousands, except per share data)

Revenues..........................    $437,877     $396,386        $1,271,171   $1,139,762
Net income........................    $ 23,305     $ 27,120        $  153,501   $  106,731
Loss per common share:
  Basic...........................    $  (0.38)    $   (0.18)      $  (0.38)    $  (0.38)
  Diluted.........................    $  (0.38)    $   (0.18)      $  (0.38)    $  (0.38)


4.       Discontinued Operations
         -----------------------

         We segregate all of our disposed  components  that have operations that
(i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

         Since January 1, 2002, we closed a total of 43 containerized storage facilities that were determined to be non-strategic (the "Closed Facilities"). As the decision was made to close each facility, the related assets were evaluated for recoverability and asset impairment charges were recorded for the excess of these assets' net book value over their fair value (less costs to sell), determined based upon recent selling prices for similar assets. No asset impairment or lease termination charges were recorded for these facilities during the three or nine months ended September 30, 2006 and 2005.

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

         During the first quarter of 2006, in an eminent domain proceeding, one of our self-storage facilities located in the Seattle, Washington market was condemned. We received the proceeds from the condemnation of approximately
$4,257,000 in July 2006, and recorded a gain on disposition of approximately $2,370,000 in the third quarter of 2006.

         Collectively, the aforementioned facilities in Portland and Seattle are referred to hereinafter as "the Eminent Domain Facilities". The operations of these facilities prior to their disposition are classified as "discontinued operations" for all periods presented on our condensed consolidated statements of income and included under "Eminent Domain Facilities" in the table below.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         The following table summarizes the historical operations of each component of our discontinued operations:

Discontinued Operations:
------------------------

                                       Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                        2006         2005            2006         2005
                                     ------------ ---------       ----------   --------
                                                    (Amounts in thousands)
Rental income (a):
  Eminent Domain Facilities.......    $     1      $   281         $   193      $   792
  Closed Facilities...............          -            -               -           95
                                     ------------ ---------       ----------   --------
Total rental income...............          1          281             193          887
                                     ------------ ---------       ----------   --------
Cost of operations (a):
  Eminent Domain Facilities.......         21           80             109          330
  Closed Facilities...............          -            -               -          194
                                     ------------ ---------       ----------   --------
Total cost of operations..........         21           80             109          524
                                     ------------ ---------       ----------   --------
Depreciation expense (a):
  Eminent Domain Facilities.......          9           41              50          121
  Closed Facilities...............          -            -               -           29
                                     ------------ ---------       ----------   --------
Total depreciation ...............          9           41              50          150
Other items (b)...................      2,370        5,180           2,370        6,323
                                     ------------ ---------       ----------   --------
Net discontinued operations (c)...    $ 2,341      $ 5,340         $ 2,404      $ 6,536
                                     ============ =========       ==========   ========

(a) These amounts represent the historical operations of the Eminent Domain Facilities and the Closed Facilities, and include amounts previously classified as rental income, cost of operations, and depreciation expense in the financial statements in prior periods.

(b) For the three and nine months ended September 30, 2006 and 2005, we recorded gains totaling $2,370,000 and $5,180,000, respectively, in connection with the Eminent Domain Facilities (see Note 5). Also during the nine months ended September 30, 2005, non-real estate assets of the Closed Facilities were sold, resulting in a gain on sale of approximately $1,143,000.

(c) Earnings per share were increased by $0.02 and $0.04 per share for the three and nine months ended September 30, 2006, respectively, ($0.02 and $0.05 per share for the three and nine months ended September 30,
         2005), due to the impact from discontinued operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


5.       Real Estate Facilities

         Activity in real estate facilities is as follows:

                                                               Nine Months Ended
                                                              September 30, 2006
                                                            --------------------
                                                                   (Amounts in
                                                                    thousands)
Real estate facilities, at cost:
   Balance at December 31, 2005........................        $    5,930,484
   Facilities consolidated pursuant to EITF 04-5 (Note 2)              22,459
   Merger with Shurgard (Note 3).......................             4,979,859
   Newly developed facilities opened for operations....                70,049
   Acquisition of real estate facilities...............               103,544
   Disposition of real estate facilities...............                (3,505)
   Acquisition of minority interests...................                49,284
   Capital improvements................................                44,366
   Impact of foreign exchange rate changes.............               (20,849)
                                                            --------------------
   Balance at September 30, 2006.......................            11,175,691
                                                            --------------------
Accumulated depreciation:
   Balance at December 31, 2005........................            (1,500,128)
   Additions during the year...........................              (156,395)
   Dispositions during the year........................                   786
                                                            --------------------
   Balance at September 30, 2006.......................            (1,655,737)
                                                            --------------------
Construction in process:
   Balance at December 31, 2005........................                54,472
   Current development.................................                70,903
   Merger with Shurgard (Note 3).......................                90,669
   Expensing of development costs......................                (9,319)
   Dispositions........................................                (4,970)
   Newly developed facilities opened for operations....               (70,049)
   Impact of foreign exchange rate changes.............                  (643)
                                                            --------------------
   Balance at September 30, 2006.......................               131,063
                                                            --------------------
Total real estate facilities at September 30, 2006.....        $    9,651,017
                                                            ====================

         During the nine months ended September 30, 2006, we opened three newly developed self-storage facilities (281,000 net rentable square feet) for an aggregate cost of $49,519,000. We also completed three projects which converted space previously used by our containerized storage business into 92,000 net rentable square feet of self-storage space for an aggregate cost of $7,243,000. In addition, we completed five expansion projects to existing self-storage facilities adding 116,000 net rentable square feet for an aggregate cost of $9,556,000, and we incurred trailing development costs with respect to development projects completed in prior years, for an aggregate net cost of $3,731,000.

         During the nine months ended September 30, 2006, we received $466,000 of additional proceeds from a partial condemnation that occurred in 2005. These additional proceeds are reflected as a gain on disposition of real estate on our condensed consolidated statements of income for the three and nine months ended September 30, 2006. During the nine months ended September 30, 2006, we disposed of parcels of vacant land for an aggregate of $6,558,000, recording a gain of $756,000. Also during the nine months ended September 30, 2006, we received the proceeds, totaling $4,257,000, from the condemnation of one of our self-storage facilities located in Seattle Washington, and recorded a gain of $2,370,000.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         Excluding self-storage facilities acquired in the merger with Shurgard (see Note 3), during the nine months ended September 30, 2006, we acquired 12 self-storage facilities (872,000 net rentable square feet) from third parties at an aggregate cost of $103,544,000, consisting of $98,954,000 in cash and assumed mortgage debt totaling $4,590,000.

         Construction in process at September 30, 2006 consists primarily of 44 projects (2,322,000 net rentable square feet) which expand or enhance the visual and structural appeal of our existing self-storage facilities with costs incurred of $71,707,000 at September 30, 2006 and total estimated costs to complete of $147,525,000, and five projects (428,000 net rentable square feet) to convert space at former containerized storage facilities into self-storage space with costs incurred of $4,872,000 at September 30, 2006 and total estimated costs to complete of $14,011,000. Also in connection with the merger with Shurgard, we acquired a pipeline of future developments in existing Shurgard markets in Europe, which at September 30, 2006 was comprised of 11 facilities (541,000 net rentable square feet) with costs incurred of approximately $54,484,000 and total estimated costs to complete of approximately $34,983,000.

         Our policy is to capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the three and nine months ended September 30, 2006 was $530,000 and $1,599,000, respectively. Interest capitalized for the three and nine months ended September 30, 2005 was $710,000 and $2,054,000, respectively.

6.       Investment in Real Estate Entities
         ----------------------------------

         At September 30, 2006, our investments in real estate entities consist of ownership interests in the Unconsolidated Entities. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the entities. The accounting policies of these entities are similar to those of the Company.

         For the three and nine months ended September 30, 2006, we recognized earnings from our investments in real estate entities of $2,618,000 and $9,208,000, respectively, as compared to $9,853,000 and $20,382,000 for the same periods in 2005.

         Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net decrease of equity in earnings of $576,000 and $282,000 for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, our pro rata share of these items resulted in net increases of $5,458,000 and $7,033,000, respectively. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

         We received cash distributions from our investments in real estate entities for the nine months ended September 30, 2006 and 2005, of $15,049,000 and $17,015,000, respectively.

         The following table sets forth our investments in real estate entities at September 30, 2006 and December 31, 2005, and our equity in earnings of real estate entities for the three and nine months ended September 30, 2006 and 2005 (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

                                                                     Equity in Earnings of Real         Equity in Earnings of Real
                                   Investments in Real Estate       Estate Entities for the Three      Estate Entities for the Nine
                                          Entities at                Months Ended September 30,         Months Ended  September 30,
                              -----------------------------------  -------------------------------    -----------------------------
                                September 30,       December 31,
                                     2006               2005              2006          2005            2006        2005
                              ----------------   ----------------  ---------------  ------------      -------------- --------------
PSB (a)......................   $   285,260       $     288,694    $     2,018    $     8,251         $     7,634     $    15,829
Acquisition Joint Venture....         2,018               2,865             38              7                  53             (13)
Other Investments (b)........        14,590              36,996            562          1,595               1,521           4,566
                              ----------------   ----------------  ---------------  ------------      -------------- --------------
  Total......................   $   301,868       $     328,555    $     2,618    $     9,853         $     9,208     $     20,382
                              ================   ================  ============== ==============     =============== ==============



(a) Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sale of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net decrease of equity in earnings of $576,000 and $282,000 for the three and months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, our pro rata share of these items resulted in net increases of $5,458,000 and $7,033,000, respectively.

(b) As described in Note 2, effective January 1, 2006 we commenced consolidating the accounts of three limited partnerships previously accounted for under the equity method of accounting. As a result, we decreased our investment in these partnerships by approximately $20,846,000 on January 1, 2006.

         Investment in PSB
         -----------------

         PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of September 30, 2006. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both September 30, 2006 and December 31, 2005; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at September 30, 2006 ($60.30 per share of PSB common stock), the shares and units had a market value of approximately $767.2 million as compared to a book value of $285.3 million.

         At September 30, 2006, PSB owned approximately 18.2 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

         The following table sets forth the condensed statements of operations for the nine months ended September 30, 2006 and 2005 (as restated for discontinued operations), and the condensed balance sheets of PSB at September 30, 2006 and December 31, 2005. The amounts below represent 100% of PSB's balances and not our pro rata share.


                                                          Nine Months Ended September 30,
                                                        -------------------------------------
                                                               2006               2005
                                                        ----------------    -----------------
                                                             (Amounts in thousands)
   Total revenue....................................     $      180,050      $      164,240
   Cost of operations and other operating expenses..            (60,618)            (52,938)
   Other income and expense, net....................              3,799               1,914
   Depreciation and amortization....................            (63,720)            (56,203)
   Discontinued operations (a)......................              1,643              14,549
   Minority interest................................            (13,450)            (12,445)
                                                        ------------------   ---------------
     Net income.....................................     $       47,704      $       59,117
                                                        ==================   ================

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

                                                           September 30,       December 31,
                                                              2006                  2005
                                                        -----------------   ----------------
                                                             (Amounts in thousands)
   Total assets (primarily real estate).............     $    1,442,588      $    1,463,678
   Total debt.......................................             43,267              25,893
   Other liabilities................................             45,357              39,126
   Preferred equity and preferred minority interest.            705,250             729,100
   Common equity and common minority interest.......            648,714             669,559


(a) Included in discontinued operations for the nine months ended September 30, 2006 is a net gain on disposition of real estate of $2,328,000 ($16,529,000 for the same period in 2005).

         Acquisition Joint Venture
         -------------------------

         As described more fully under "Accounting for Acquisition Joint Venture" in Note 2, we formed a partnership (the "Acquisition Joint Venture") in January 2004. Through December 31, 2004, the Acquisition Joint Venture had acquired two self-storage facilities directly from third parties at an aggregate cost of $9,086,000, of which our pro rata share was $2,930,000. Our investment in these two facilities is accounted for using the equity method of accounting. In December 2004, we sold seven facilities to the Acquisition Joint Venture as well as interest in three facilities in the first quarter of 2005. Our accounting for these ten facilities is described in Note 2.

         The following table sets forth certain condensed financial information (representing 100% of this entity's balances and not our pro rata share) with respect to the two self-storage facilities acquired by the Acquisition Joint Venture that we account for using the equity method of accounting:

                                                                 Nine Months Ended September 30,
                                                             --------------------------------------
                                                                     2006                  2005
                                                             -----------------     ----------------
                                                                    (Amounts in thousands)
   Total revenue........................................      $        1,104        $          961
   Cost of operations and other expenses................                (407)                 (364)
   Depreciation and amortization........................                (207)                 (202)
                                                             -----------------     ----------------
     Net income.........................................      $          490        $          395
                                                             =================     =================


                                                                  September 30,          December 31,
                                                                       2006                  2005
                                                             -----------------     ----------------
                                                                    (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $        8,350        $        8,974
   Liabilities..........................................                  82                    62
   Partners' equity.....................................               8,268                 8,912


         Other Investments
         -----------------

         Other Investments at September 30, 2006 consist primarily of our aggregate 23% ownership interest in four limited partnerships (collectively, the "Other Investments") owning an aggregate of 20 storage facilities. The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro rata share) with respect to Other
Investments:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

                                                               Nine Months Ended September 30,
                                                             --------------------------------------
                                                                    2006               2005
                                                             ------------------  ------------------
                                                                  (Amounts in thousands)
   Total revenue........................................      $       11,989      $       11,356
   Cost of operations and other expenses................              (4,512)             (4,344)
   Depreciation and amortization........................              (1,305)             (1,331)
                                                             ------------------  ------------------
     Net income.........................................      $        6,172      $       5,681
                                                             ==================  ==================


                                                                September 30,            December 31,
                                                                     2006                     2005
                                                             ------------------  ------------------
                                                                  (Amounts in thousands)
   Total assets (primarily storage facilities)..........      $       40,298      $       39,813
   Other liabilities....................................               1,280               1,178
   Partners' equity.....................................              39,018              38,635


7.       Revolving Line of Credit
         ------------------------

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

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than
0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than 1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at September 30, 2006. At September 30, 2006 and November 8, 2006, we had no outstanding borrowings on our line of credit.

         At September 30, 2006 and November 8, 2006, excluding Shurgard, we had undrawn standby letters of credit totaling $17,919,000. The beneficiaries of these standby letters of credit were certain insurance companies associated with our captive insurance and tenant re-insurance activities. At September 30, 2006 and November 8, 2006, we had undrawn standby letters of credit totaling
$3,149,000 assumed in the merger with Shurgard. The beneficiaries of these standby letters of credit were certain insurance companies associated with Shurgard's workers' compensation program and as collateral for certain construction projects and a mortgage note.

8.       Notes Payable
         -------------

         The carrying amounts of our notes payable at September 30, 2006 and December 31, 2005 consist of the following:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

                                                                                      September 30,     December 31,
                                                                                          2006              2005
                                                                                     ---------------   ---------------
                                                                                             (Amounts in thousands)
DOMESTIC NOTES PAYABLE:

  5.875% effective and stated note rate, principal due in
     March 2013 (a)......................................                              $    200,000     $          -

  5.73% effective rate, 7.75% stated note rate, principal due in
     February 2011(carrying amount includes $15,004 of unamortized
     premium at September 30, 2006) (a)......................                               215,004                -
  6.53% effective rate, 7.625% stated note rate, note principal due in April 2007 (carrying amount includes $304 of unamortized
     premium at September 30, 2006) (a).....................                                 50,304                -
  7.66% senior unsecured note due January 2007...............                                11,200           22,400

DOMESTIC MORTGAGE NOTES:

  Fixed rate mortgage notes payable, secured by 64 real estate facilities with a net book value of $802,100 at September 30, 2006, average effective interest rates of 5.59% and stated note rates between 4.95% and 8.78%, due between December 2006 and August 2015
     (carrying amount includes $4,683 of unamortized premium
     at September 30, 2006) (b)..............................                               169,751                -
  Variable rate mortgage notes payable, secured by seven real estate facilities with a net book value of $57,300 at
     September 30, 2006, (average interest rate of 7.29%
     at September 30, 2006), due between December 2007
     and August 2010 (b)......................................                               12,332                -

  Fixed rate mortgage notes payable,  secured by 35 real estate facilities with a net book value of $204,200 at September 30, 2006, stated note rates between 5.05% and 8.75%, principal and
     interest payable monthly, due at varying dates between October 2009 and September 2028 (carrying amount includes $4,708 of unamortized
     premium  at September 30, 2006 ) (c)....................                                92,808           91,550

  EUROPEAN NOTES PAYABLE ASSUMED FROM SHURGARD:

  EUR 325 notes payable due in 2011, collateralized by 101 real estate facilities with a net book value of $784,871 at September 30, 2006
     (interest rate of EURIBOR + 0.51%, 3.578% average for quarter ended
     September 30, 2006,
     3.928% rate at September 30, 2006)......................                               412,280                -
  First and Second Shurgard credit  agreement,  due in 2008 and
     2009, secured by 53 real estate facilities with a net book value of
     $363,970 at September 30, 2006 (interest rate of EURIBOR + 2.25%,
     5.345% average for quarter ended September 30, 2006, 5.455% rate
     at September 30, 2006)..................................                               256,501                -
  Liability under Capital Leases.............................                                 6,353                -
                                                                                  -------------------    --------------
         Total notes payable.................................                           $ 1,426,533       $   113,950
                                                                                  ==================     ==============


(a) We assumed the 5.875%, 7.75%, and 7.625% notes payable in connection with the merger with Shurgard. The notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of approximately 5.875%, 5.73%, and 6.53%, respectively, an aggregate of approximately $465,692,000 as compared to the actual assumed balances of an aggregate $450,000,000. This initial premium of $15,692,000 is amortized over the remaining term of the notes using the effective interest method.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

(b) We assumed additional domestic mortgage notes in connection with the merger with Shurgard. The mortgage notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of approximately 5.71%, an aggregate of approximately $184,592,000 as compared to the actual assumed balances of an aggregate $179,827,000. This initial premium of $4,765,000 is amortized over the remaining term of the mortgage notes using the effective interest method.

(c) We assumed a 5.58% mortgage note in connection with a property acquisition during the first quarter of 2006. This note was recorded at the stated rate, which we believe approximates the market rate for similar mortgage notes.

         The domestic notes payable require interest and principal payments to be paid semi-annually and have various restrictive covenants, all of which have been met at September 30, 2006. Balances at September 30, 2006 include $476,508,000 in domestic notes payable acquired in the merger with Shurgard, which includes $15,308,000 of unamortized premium.

         The domestic mortgage notes require interest and principal payments to be paid monthly and have various restrictive covenants, all of which have been met at September 30, 2006.

         We assumed a 5.58% mortgage note in connection with a property acquisition during the first quarter of 2006. The note was recorded at the stated rate, which we believe approximates the market rate for similar mortgage notes.

         We also assumed an additional $671,047,000 in debt in the merger with Shurgard, comprised of Shurgard's line of credit totaling $603,772,000, and certain variable rate notes totaling $67,275,000. This debt was repaid immediately following the merger.

         Balances at September 30, 2006 include $182,083,000 in domestic mortgage notes payable acquired in the merger with Shurgard, which includes $4,683,000 of unamortized premium.

         First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to EUR 271.1 million ($343.9 million as of September 30, 2006). As of September 30, 2006, the available amount under those credit facilities was, in aggregate, EUR 68.9 million ($87.4 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis, or on an acquisition project basis when applicable for Second Shurgard, and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. As of September 30, 2006, we were in compliance with these financial covenants.

         At September 30, 2006, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                                           Domestic
                                       Domestic         Mortgage Notes         European     Capital Leases
                                    Notes Payable           Payable         Notes Payable      - Europe          Total
                                   ---------------     ---------------     ---------------  ----------------  ------------
2006 (remainder of)..........        $        135         $    6,470           $    1,522        $  251         $   8,378
2007.........................              64,391             11,587                7,421           672            84,071
2008.........................               3,201             27,852              153,685           685           185,423
2009.........................               3,390              9,371               93,873           698           107,332
2010.........................               3,590             17,753                    -           648            21,991
Thereafter...................             401,801            201,858              412,280         3,399         1,019,338
                                   ---------------     ---------------     ---------------  ----------------  ------------
                                     $    476,508         $  274,891           $  668,781        $6,353         $1,426,533
                                   ==============      ===============      ==============  ================  ============
Weighted average rate........               5.9%               5.6%                4.4%            9.9%            5.2%
                                   ==============      ===============      ==============  ================  ============

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         We incurred interest expense with respect to our notes payable aggregating $12,075,000 and $5,800,000 for the nine months ended September 30, 2006 and 2005, respectively. These amounts were comprised of $13,043,000 and $6,574,000 in cash for the nine months ended September 30, 2006 and 2005, respectively, less $968,000 and $774,000 in amortization of premium, respectively.

9.       Debt to Joint Venture Partner
         -----------------------------

         As described more fully in Note 2, our partner's equity contributions with respect to certain transactions has been classified as debt under the caption "Debt to Joint Venture Partner." The balances of $37,214,000 and $35,697,000 as of September 30, 2006 and December 31, 2005, approximate the fair value of our partners' interest in these facilities as of each respective date. We increased the note balance by $1,386,000 at September 30, 2006 as a result of our periodic review of fair value as described in Note 2.

         A total of $2,276,000 and $2,182,000 was recorded as interest expense on our condensed consolidated statements of income with respect to our Debt to Joint Venture Partner during the nine months ended September 30, 2006 and 2005, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $2,146,000 and $2,052,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the nine months ended September 30, 2006 and 2005, respectively, and increases in the Debt to Joint Venture Partner of $130,000 for each of the nine month periods ended September 30, 2006 and 2005, respectively.

         We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

10.      Derivative Financial Instruments
         --------------------------------

         As described in Note 2, under Derivative Financial Instruments, we report these derivative financial instruments at fair value on our unaudited condensed consolidated balance sheet at September 30, 2006 and changes in fair values from the date of the Shurgard merger through September 30, 2006, have been recognized in earnings. The respective balances of these financial instruments are included in other assets and accrued and other liabilities as follows:

                                                              September 30, 2006
                                                             -------------------
                                                                  (Amounts in
                                                                  thousands)
Assets:
   Debt-related contracts..............................        $        3,553
   Foreign currency exchange contracts.................                 1,243
                                                             ------------------
                                                                      $ 4,796
                                                             ==================
Liabilities:
   Debt-related contracts..............................        $       (5,097)
   Foreign currency exchange contracts.................                (4,721)
                                                             ------------------
                                                               $       (9,818)
                                                             ==================

11.      Minority Interest
         -----------------

         In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the condensed consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         Preferred Partnership Interests

         The  following  table  summarizes  the  preferred   partnership   units
outstanding at September 30, 2006 and December 31, 2005:

                                                           September 30, 2006           December 31,2005
                                                        --------------------------  --------------------------
                    Earliest Redemption
                       Date or Dates      Distribution     Units       Carrying       Units        Carrying
      Series              Redeemed            Rate      Outstanding     Amount     Outstanding      Amount
------------------  --------------------  ------------  ------------  ----------  --------------  ------------
                                                                       (Amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000       8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000       1,000          25,000
Series J.........           May 9, 2011        7.250%        4,000        100,000           -               -
                                                          ----------  ----------- -------------- --------------
Total............                                           13,000    $   325,000       9,000     $   225,000
                                                          ==========  =========== ============== ==============

         Income allocated to the preferred minority interests totaled $13,652,000 and $13,430,000 for the nine months ended September 30, 2006 and 2005, respectively, comprised of distributions paid and the allocation of income resulting from the application of EITF Topic D-42 (see below).

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

         Subject to certain conditions, the Series NN preferred units are convertible into shares of our 6.40% Series NN Cumulative Preferred Stock, the Series Z preferred units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock and the Series J preferred units are convertible into shares of our 7.25% Series J Cumulative Preferred Stock. The holders of the Series Z preferred partnership units, have a one-time option exercisable five years from issuance (October 12, 2009), to require us to redeem their units for $25,000,000 in cash, plus any unpaid distribution.

         Other Partnership Interests
         ---------------------------

         Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following tables set forth the minority interests at September 30, 2006 and December 31, 2005 as well as the income allocated to minority interests for the three and nine months ended September 30, 2006 and 2005 with respect to the other partnership interests (amounts in thousands):

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


                                                 Minority Interest at
                                          --------------------------------
                                           September 30,     December 31,
               Description                     2006              2005
------------------------------------------ --------------  ---------------
Convertible Partnership Units...........     $     6,031      $     6,177
Newly Consolidated Partnerships..........          4,372                -
Shurgard domestic joint ventures.........          8,912                -
Shurgard European joint ventures.........        131,983                -
Other consolidated partnerships..........         23,406           22,793
                                            -------------   --------------
Total other partnership interests........    $   174,704      $    28,970
                                            =============   ==============


                                             Minority Interests in Income (Loss)     Minority Interests in Income (Loss)
                                                  for the Three Months Ended             for the Nine Months Ended
                                             -----------------------------------     -----------------------------------
                                               September 30,     September 30,        September 30,     September 30,
                   Description                     2006               2005                 2006             2005
    -----------------------------------------  --------------   ---------------       --------------    --------------
     Convertible Partnership Units..........     $       120      $       148           $       356      $       350
     Consolidated Development Joint Venture..              -              826                     -            4,229
     Newly Consolidated Partnerships.........          1,468                -                 3,641                -
     Shurgard domestic joint ventures........            192                -                   192                -
     Shurgard European joint ventures........         (1,279)               -                (1,279)               -
     Other consolidated partnerships.........          2,686            2,678                 7,915            8,346
                                                -------------    --------------       ---------------   --------------
    Total other partnership interests.......     $     3,187      $     3,652           $    10,825      $    12,925
                                                 =============   ===============       ===============   ==============

         Distributions paid to minority interests for the three months ended September 30, 2006 and 2005 were $3,570,000 and $2,607,000, respectively and for the nine months ended September 30, 2006 and 2005 were $11,037,000 and $11,805,000, respectively.

         Convertible Partnership Units
         -----------------------------

         As of September 30, 2006, one of the Consolidated Entities had approximately 231,978 convertible operating partnership units ("Convertible Units") outstanding (237,934 at December 31, 2005) representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into our common stock at the option of the unit-holder. Minority interest in income with respect to the Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the three months ended September 30, 2006, a total of 5,956 units were converted into common shares (none during 2005). As a result of this conversion, minority interest was reduced by $155,000.

         Consolidated Development Joint Venture
         --------------------------------------

         In  November   1999,  we  formed  a  development   joint  venture  (the
"Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC, referred to as "PSAC") whose partners included a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), the Chairman of the Board of the Company, to develop approximately $100,000,000 of self-storage facilities and to purchase $100,000,000 of the our Equity Stock, Series AAA (see
Note 12). We owned a controlling interest in the Consolidated Development Joint Venture and included the accounts of this partnership in our consolidated financial statements since its inception. PSAC's interest in the Consolidated Development Joint Venture was accounted for as minority interest, as denoted in the above table.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         Shurgard European Joint Ventures
         --------------------------------

         Through the merger with Shurgard, we acquired two joint venture entities: First Shurgard SPRI (First Shurgard) formed in January 2003 and Second Shurgard SPRL (Second Shurgard) formed in May 2004. Those joint ventures were expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in each of these ventures. We have determined that First Shurgard and Second Shurgard are each VIEs, and that we are the primary beneficiary. Accordingly, First Shurgard and Second Shurgard have been consolidated in our unaudited condensed consolidated financial statements. At September 30, 2006, First Shurgard and Second Shurgard had aggregate total assets of $449.3 million, total liabilities of $284.3 million, and credit facilities collateralized by assets with net book value of $256.5 million. As of September 30, 2006, First Shurgard's and Second Shurgard's creditors had no recourse to the general credit of Public Storage or Shurgard Europe other than a commitment, previously made by Shurgard, to subscribe to up to $20 million and an additional EUR 7.5 million ($9.5 million as of September 30, 2006) in preferred bonds in order for First Shurgard to fulfill its obligations under its senior credit agreement. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe's partner in the joint venture.

         On September 5, 2006, we informed the joint venture partners of First Shurgard and second Shurgard of our intention to purchase their interests in First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. Our joint venture partners currently contest whether we have the right to purchase their interests under this procedure and, accordingly, it is uncertain as to whether we will acquire their interests pursuant to these provisions.

         On August 24, 2006, we informed the joint venture partners of First Shurgard and Second Shurgard of our intention to purchase their interests in First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. Our joint venture partners currently contest whether we have the right to purchase their interests under this procedure and, accordingly, it is uncertain as to whether we will acquire their interest pursuant to these provisions.

         Shurgard Domestic Joint Ventures
         --------------------------------

         Following the merger with Shurgard, we acquired the minority interests in certain of Shurgard's joint ventures, for an aggregate of approximately
$60,799,000 in cash. As a result of these transactions, we obtained the remaining interest in a total of 67 facilities. This acquisition was recorded as a reduction in minority interest totaling $11,515,000, with the remainder allocated to real estate ($49,284,000).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         The partnership agreements of the Shurgard Joint Ventures have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

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

         At September 30, 2006, the Other Consolidated Partnerships reflect common equity interests that we do not own in 22 entities owning an aggregate of 73 self-storage facilities.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

12.      Shareholders' Equity
         --------------------

         Cumulative Preferred Stock
         --------------------------

         At September 30, 2006 and December 31, 2005, we had the following series of Cumulative Preferred Stock outstanding:

                                                          At September 30, 2006             At December 31, 2005
                                                      ------------------------------    --------------------------
                         Earliest
                        Redemption       Dividend          Shares        Carrying         Shares         Carrying
   Series                 Date (a)         Rate          Outstanding      Amount        Outstanding       Amount
----------------      ---------------   ------------   --------------  -------------  --------------   ------------
                                                                      (Dollar amounts in thousands)
Series R                 9/28/06              8.000%               -    $         -        20,400      $   510,000
Series S                 10/31/06             7.875%               -              -         5,750          143,750
Series T                 1/18/07              7.625%           6,086        152,150         6,086          152,150
Series U                 2/19/07              7.625%           6,000        150,000         6,000          150,000
Series V                 9/30/07              7.500%           6,900        172,500         6,900          172,500
Series W                 10/6/08              6.500%           5,300        132,500         5,300          132,500
Series X                 11/13/08             6.450%           4,800        120,000         4,800          120,000
Series Y                 1/2/09               6.850%       1,600,000         40,000     1,600,000           40,000
Series Z                 3/5/09               6.250%           4,500        112,500         4,500          112,500
Series A                 3/31/09              6.125%           4,600        115,000         4,600          115,000
Series B                 6/30/09              7.125%           4,350        108,750         4,350          108,750
Series C                 9/13/09              6.600%           4,600        115,000         4,600          115,000
Series D                 2/28/10              6.180%           5,400        135,000         5,400          135,000
Series E                 4/27/10              6.750%           5,650        141,250         5,650          141,250
Series F                 8/23/10              6.450%          10,000        250,000        10,000          250,000
Series G                 12/12/10             7.000%           4,000        100,000         4,000          100,000
Series H                 1/19/11              6.950%           4,200        105,000             -                -
Series I                 5/3/11               7.250%          20,700        517,500             -                -
Series K                 8/8/11               7.250%          18,400        460,000             -                -
                                                        -------------  --------------  -----------    -------------
      Total Cumulative Preferred Stock                     1,715,486    $ 2,927,150     1,698,336      $ 2,498,400
                                                        =============  ==============  ===========    =============

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

         The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At September 30, 2006, there were no dividends in arrears and the Debt Ratio was 12.8%.

         Upon issuance of our Cumulative Preferred Stock, we classify the liquidation value as preferred stock on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         During the third quarter of 2006, we issued 18,400,000 depositary shares each representing 1/1,000 of a share our 7.25% Cumulative Preferred Stock, Series K, for gross proceeds of approximately $460 million (including the underwriters' overallotment option, which was exercised).

         On September 26, 2006, we called for redemption all outstanding depositary shares representing interests in our 7.875% Cumulative Preferred
Stock Series S. The redemption occurred on October 31, 2006. The aggregate redemption amount paid to all holders of the depositary shares, before payment of accrued dividends, was approximately $143,750,000. The redemption value of $143,750,000 is classified as a liability at September 30, 2006 on our unaudited condensed consolidated balance sheet.

         On September 28, 2006, we redeemed all of our outstanding 8.00% Series R Cumulative Preferred Stock for $510,000,000 plus accrued and unpaid dividends.

         Subsequent to September 30, 2006, we issued 9,200,000 depositary shares each representing 1/1,000 of a share our 6.75% Cumulative Preferred Stock, Series L, for gross proceeds of approximately $230,000,000.

         Equity Stock
        -------------

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

         Equity Stock, Series A
         -----------------------

         At September 30, 2006 and December 31, 2005, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common stock or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         Common Stock
         ------------

         During the nine months ended September 30, 2006, we issued 168,575 shares of our Common Stock in connection with employee stock-based compensation. On August 22, 2006, we issued 38,913,187 shares of our Common Stock in connection with our merger with Shurgard (see Note 3). Subsequent to the acquisition, we also issued 1,808,962 shares of our Common Stock to former employees of Shurgard in connection with employee stock-based compensation arrangements that existed at the time of the acquisition.

         At September 30, 2006 and December 31, 2005, certain entities we consolidate owned 1,146,207 shares of our Common Stock. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

         The following chart reconciles our legally issued and outstanding shares of Common Stock and the reported outstanding shares of Common Stock at September 30, 2006 and December 31, 2005:


                                                    September 30,       December 31,
Reconciliation of Common Shares Outstanding              2006                2005
-----------------------------------------------    --------------     --------------
Legally issued and outstanding shares.......         170,132,450       129,235,770
Less - Shares owned by entities we consolidate
    that are eliminated in consolidation....          (1,146,207)       (1,146,207)
                                                   --------------     --------------
Reported issued and outstanding shares......         168,986,243       128,089,563
                                                   ==============     ==============

         Dividends
         ---------

         The following table summarizes dividends declared and paid during the nine months ended September 30, 2006:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


                                       Distributions Per
                                      Share or Depositary Share    Total Distributions
                                     ---------------------------  --------------------
Preferred Stock:
----------------
Series Q..............................             $0.108          $    742,000
Series R..............................             $1.483            30,255,000
Series S..............................             $1.477             8,490,000
Series T..............................             $1.430             8,700,000
Series U..............................             $1.430             8,580,000
Series V..............................             $1.406             9,703,000
Series W..............................             $1.219             6,459,000
Series X..............................             $1.209             5,805,000
Series Y..............................             $1.284             2,055,000
Series Z..............................             $1.172             5,274,000
Series A..............................             $1.148             5,283,000
Series B..............................             $1.336             5,811,000
Series C..............................             $1.238             5,694,000
Series D..............................             $1.159             6,258,000
Series E..............................             $1.266             7,152,000
Series F..............................             $1.209            12,093,000
Series G..............................             $1.313             5,250,000
Series H..............................             $1.219             5,121,000
Series I..............................             $0.750            15,529,000
Series K..............................             $0.272             5,002,000
                                                                 --------------
                                                                    159,256,000
Common Stock:
Equity Stock, Series A................             $1.838            16,068,000
Common ...............................             $1.500           213,281,000
                                                                ---------------
   Total dividends....................                           $  388,605,000
                                                                ===============

         The dividend rate on the common stock was $0.50 per common share and $1.50 per common share for the three and nine months ended September 30, 2006, respectively. The dividend rate on the Equity Stock A was $0.6125 per depositary share and $1.8375 per depositary share for the three and nine months ended September 30, 2006, respectively.


13.      Segment Information
         -------------------

         Description of Each Reportable Segment
         --------------------------------------

         Our reportable segments reflect significant operating activities that are evaluated separately by management. We have five reportable segments:
self-storage - Domestic operations, self-storage - Foreign operations, containerized storage operations, commercial property operations, and ancillary operations. These segments are organized generally based upon their operating characteristics.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         The self-storage - Domestic segment comprises the direct ownership, development, and operation of traditional storage facilities in the U.S., and the ownership of equity interests in entities that own storage properties in the U.S. The self-storage - European segment comprises the direct ownership, development, and operation of storage facilities in Europe. The containerized storage operations represent another segment. The commercial property segment reflects our interest in the ownership, operation, and management of commercial properties. The vast majority of the commercial property operations are conducted through PSB, and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent. The ancillary operations include four sources of operating income: (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) sale of merchandise at our self-storage facilities, (iii) truck rentals at our self-storage facilities and (iv) management of facilities owned by third-party owners and facilities owned by the Unconsolidated Entities.

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

         Presentation of Segment Information
         -----------------------------------

         The following table reconciles the revenues of each segment to our total revenues (thousands):

RECONCILIATION OF REVENUES BY SEGMENT

                                           Three Months Ended                   Nine Months Ended
                                              September 30,                       September 30,
                                     --------------------------------     ------------------------------
                                        2006               2005              2006               2005
                                    --------------     --------------     --------------   -------------
Self-Storage - Domestic......        $    311,493       $    243,702       $    825,403     $    706,303
Self-Storage - European......              17,348                  -             17,348                -
Commercial properties........               3,408              2,918              9,413            8,693
Containerized storage facilities            4,353              4,480             12,483           12,305
Ancillary operations.........              22,106             17,587             55,649           48,803
Interest  and other  income  not
allocated to segment.........              12,651              4,717             27,773           11,004
                                    --------------     --------------     --------------   -------------
   Total Revenues............        $    371,359       $    273,404       $    948,069     $    787,108
                                    ==============     ===============    ==============   ==============


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income.

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                  ----------------------------  ---------------------------
                                                                     2006           2005          2006            2005
                                                                  -------------  ------------ -------------   -----------
                                                                                  (Amounts in thousands)
Reconciliation of Net Income by Segment:

Self-storage - Domestic
  Self-storage net operating income before depreciation
      and amortization ....................................       $   210,801    $   163,429   $   547,551    $ 463,984
  Depreciation and amortization............................           (97,689)       (47,021)     (194,747)    (139,863)
  Equity in earnings - self-storage property operations....               621          1,649         1,721        4,725
  Discontinued operations (Note 4) ........................             2,341          5,340         2,404        5,521
                                                                  -------------  ------------ -------------   -----------
      Total self-storage - Domestic segment net income.....           116,074        123,397       356,929      334,367
                                                                  -------------  ------------ -------------   -----------
Self-storage - European
  Self-storage net operating income before depreciation
      and amortization ....................................             8,824              -         8,824            -
  Depreciation and amortization............................           (15,020)             -       (15,020)           -
                                                                  -------------  ------------ -------------   -----------
      Total self-storage - European segment net income.....            (6,196)             -        (6,196)           -
                                                                  -------------  ------------ -------------   -----------
  Commercial  properties
  Commercial properties net operating income before
     depreciation and amortization.........................             1,911          1,796         5,333        5,401
  Depreciation and amortization............................              (643)          (562)       (1,777)      (1,721)
  Equity in earnings - commercial property operations......             8,885          9,385        26,741       26,978
                                                                  -------------  ------------ -------------   -----------
      Total commercial property segment net income.........            10,153         10,619        30,297       30,658
                                                                  -------------  ------------ -------------   -----------
  Containerized storage
  Containerized storage net operating income before
  depreciation.............................................               446            804         1,047        2,613
  Containerized storage depreciation.......................              (179)          (313)         (662)      (2,490)
  Discontinued operations (Note 4) ........................                 -              -             -        1,015
                                                                  -------------  ------------ -------------   -----------
      Total containerized storage segment net income.......               267            491           385        1,138
                                                                  -------------  ------------ -------------   -----------
  Ancillary Operations
   Revenue less cost of operations.........................             8,659          5,974        19,890       16,633
                                                                  -------------  ------------ -------------   -----------
  Other items not allocated to segments
  General and administrative and other included in equity in
     earnings..............................................            (6,888)        (1,181)      (19,254)     (11,321)
  Cumulative effect of change in accounting principal......                 -              -           578            -
  Interest and other income................................            12,651          4,717        27,773       11,004
  General and administrative...............................           (36,242)        (5,621)      (49,996)     (16,890)
  Interest expense.........................................            (9,323)        (2,471)      (12,752)      (5,928)
  Casualty loss............................................                 -           (196)            -         (196)
  Gain (loss) on disposition of real estate assets.........               756           (142)        1,222          (89)
  Foreign currency exchange loss...........................              (172)             -          (172)           -
  Income from derivatives, net.............................                32              -            32            -
  Minority interest in income..............................            (8,590)        (7,243)      (24,477)     (26,355)
                                                                  -------------  ------------ -------------   -----------
      Total other items not allocated to segments                     (47,776)       (12,137)      (77,046)     (49,775)
                                                                  -------------  ------------ -------------   -----------
       Total consolidated net income.......................       $    81,181    $   128,344   $   324,259    $ 333,021
                                                                  =============  ============ =============   ===========


14.      Stock-Based Compensation
         ------------------------

         Stock Options
         -------------

         We have a 1990 Stock Option Plan (the "1990 Plan"), which provides for the grant of non-qualified stock options. We have a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan"), a 2000

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         For the three and nine  months  ended  September  30,  2006 we recorded
$360,000 and $958,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $240,000 and $667,000, respectively, for the same periods in 2005.

         A total of 157,500 stock options were granted during the nine months ended September 30, 2006, 128,273 shares were exercised, and 2,000 shares were forfeited. On August 22, 2006, in connection with our merger with Shurgard, we converted each outstanding Shurgard stock option into 0.82 options exercisable for shares of the Company's Common Stock. This conversion resulted in the issuance of 1,912,828 stock options. As of September 30, 2006, 1,746,900 of the 1,912,828 stock options issued in this exchange were exercised. A total of 1,616,301 stock options were outstanding at September 30, 2006 (1,423,146 at December 31, 2005).

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

         Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123 - revised ("FAS 123R"), we began recording compensation expense net of estimates for future forfeitures (the "Estimated Forfeiture Method"). In addition, we estimated the cumulative compensation expense that would have been recorded through December 31, 2005, had we used the Estimated Forfeiture Method, would have been $578,000 lower. Accordingly, as prescribed by FAS 123R, we recorded this adjustment as a cumulative effect of change in accounting principal on our accompanying condensed consolidated statement of income for the nine months ended September 30, 2006.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

         During the nine months ended September 30, 2006, 387,420 restricted stock units were granted, 20,960 restricted stock units were forfeited, and 60,700 restricted stock units vested. This vesting resulted in the issuance of 40,302 shares of the Company's Common Stock. In addition, cash compensation was paid to employees in lieu of 20,398 shares of Common Stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

         At September 30, 2006, approximately 605,590 restricted stock units were outstanding (299,830 at December 31, 2005). A total of $1,481,000 and $3,910,000 in restricted stock expense was recorded for the three and nine months ended September 30, 2006, respectively ($956,000 and $2,912,000, respectively, for the same periods in 2005).

15.      Related Party Transactions
         --------------------------

         Relationships and transactions with the Hughes Family
         -----------------------------------------------------

         Mr. Hughes and his family (the "Hughes Family") have ownership interests in, and operate approximately 44 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 27% of our Common Stock outstanding at September 30, 2006. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 44 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

         Through PSIC and PSCI-H, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through its acquisition of PSIC. During each of the nine months ended September 30, 2006 and 2005, we received $759,000 and $795,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since our right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

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

         Dann V. Angeloff, a director of the Company, is the general partner of a limited partnership formed in June 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

amounting to $18,000 and $49,000 for the three and nine months ended September 30, 2006, respectively, compared to $11,000 and $33,000 for the three and nine months ended, September 30, 2005, respectively.

         PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $147,000, and $442,000 for the three and nine months ended September 30 2006, respectively, and $145,000 and $434,000, respectively, for the same periods in 2005 in management fees with respect to PSB's property management services. At September 30, 2006, we have recorded amounts owed to PSB of $282,000 ($551,000 at December 31, 2005), for management fees and certain other operating expenses related to the managed facilities, paid by PSB on our behalf. These amounts are the result of a time lag between PSB paying such expenditures and being reimbursed by us.

         We manage the Company's wholly-owned self-storage facilities as well as the facilities owned by the Unconsolidated Entities and the Consolidated
Entities on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses which were included in the operations of the Unconsolidated Entities were approximately $503,000, and $1,770,000 for the three and nine months ended September 30, 2006, respectively, compared to $974,000 and $3,193,000 for the three and nine months ended September 30, 2005, respectively.

         Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services. PSB's share of these costs totaled approximately $80,000 and $240,000 for the three and nine months ended September 30, 2006, respectively, and $85,000 and $255,000, respectively, for the same periods in 2005.

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

16.      Commitments and Contingencies
         -----------------------------

         LEGAL MATTERS

Serrao v. Public Storage,  Inc. (filed April 2003) (Superior Court of California
--------------------------------------------------------------------------------
- Orange County)
----------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Drake v. Shurgard Storage  Centers,  Inc. (filed September 2002) (Superior Court
--------------------------------------------------------------------------------
of California - Orange County)
------------------------------

         This is a companion case to the Serrao matter discussed above. The plaintiff alleges the same set of operative facts and seeks the same relief as in Serrao against Shurgard Storage Centers, Inc. ("Shurgard"), whose liability Public Storage assumed following the merger of Public Storage and Shurgard on August 22, 2006. There is currently pending a motion for class certification, which has yet to be ruled on. We cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. We vigorously contested the motion for class certification and will vigorously defend this action.

Potter,  et al v. Hughes,  et al (filed  December 2004) (United States  District
--------------------------------------------------------------------------------
Court - Central District of California)
---------------------------------------

         As previously reported, in November 2002, a shareholder of the Company made a demand on the Board of Directors challenging the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and related matters. PSIC was previously owned by the Hughes Family. In June 2003, following the filing by the Hughes Family of a complaint for declaratory relief asking the court to find that the acquisition of PSIC and related matters were fair to the Company, it was ruled that the PSIC transaction was just and reasonable as to the Company and holding that the Hughes Family was not required to make any payment to the Company.

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

Brinkley  v.  Public  Storage,  Inc.  (filed  April,  2005)  (Superior  Court of
--------------------------------------------------------------------------------
California - Los Angeles County)
--------------------------------

         The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. The maximum potential liability cannot presently be estimated. We intend to vigorously contest the substantive merits of the two remaining subclasses that were certified.

Simas  v.  Public  Storage,  Inc.  (filed  January,  2006)  (Superior  Court  of
--------------------------------------------------------------------------------
California - Orange County)
---------------------------

         The plaintiff brings this action against the Company on behalf of a purported class who bought insurance coverage at Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was brought under California Business and Professions Code
Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. We renewed our demurrer and moved to strike the national class allegations. The Court dismissed all the claims with leave to amend, except for the claim for unjust enrichment. Based on this ruling, the Court held that the motion to strike was moot. Plaintiff elected not to amend her complaint and is therefore only proceeding with the claim for unjust enrichment. We are vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

         INSURANCE AND LOSS EXPOSURE

         Our facilities have historically carried insurance, including fire, earthquake, flood, and general liability coverage through STOR-Re and PSIC-H, our captive insurance programs, and insure portions of these risks through nationally recognized insurance carriers. Our captive insurance programs also insure affiliates of the Company.

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

         Our tenant re-insurance program, operating through PSIC through March 31, 2004, and through PSIC-H beginning April 1, 2004, reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. For 2005, we had outside third-party insurance coverage for claims paid exceeding $500,000 resulting from any individual event, to a limit of $10,000,000. Effective January 1, 2006, such coverage was revised to cover claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At September 30, 2006, we had approximately 368,000 reinsured policies outstanding representing aggregate coverage of approximately $877 million.

         DEVELOPMENT AND ACQUISITION OF REAL ESTATE FACILITIES

         We currently have 60 projects in our development pipeline, including expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $327,582,000, of which $131,063,000 has been spent at September 30, 2006. These projects are subject to contingencies. See Note 5 for further discussion of our development projects as of September 30, 2006.

         Subsequent to September 30, 2006, we did not acquire and are not currently under contract to acquire any additional self-storage facilities from third parties.

17.      Subsequent Events
         -----------------

         On October 17, 2006, we issued 9,200,000 depositary shares each representing 1/1,000 of a share our 6.75% Cumulative Preferred Stock, Series L, for gross proceeds of approximately $230 million (including the underwriters' overallotment option, which was exercised).

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

         Forward Looking Statements: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "should," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance are described in Item 1A, "Risk Factors" in Part II of this Quarterly Report on Form 10Q. These risks include, but are not limited to, the following: risks related to the merger with Shurgard including difficulties that may be encountered in integrating Public Storage and Shurgard, loss of personnel as a result of the merger, and the impact of the merger on occupancy and rental rates, the inability to realize or delays in realizing expected results from the merger, unanticipated operating costs resulting from the merger, and risks associated with international operations; changes in general economic conditions and in the markets in which Public Storage operates; the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in Public Storage's ability to evaluate, finance and integrate acquired and developed properties into its existing operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce cash available for distribution; consumers' failure to accept the containerized storage concept; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process; economic uncertainty due to the impact of war or terrorism. We disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

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

         ESTIMATED  LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM  LIABILITIES:
As described in Notes 2 and 16 to our condensed consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts recorded. At September 30, 2006, we had approximately 368,000 reinsured policies outstanding representing aggregate coverage of approximately $877 million.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 16 to our condensed consolidated financial statements.

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

         VALUATION OF DERIVATIVES: As described in our Significant Accounting Policies in Note 2 to our condensed consolidated financial statements, our derivative instruments are not considered effective hedges. Accordingly, any changes in value of these derivatives are reflected as an increase or decrease in net income. The determination of the value of derivatives is based upon significant judgment and assumptions including interest rates, currency rates, and expected rates of return. The actual value of derivative instruments is dependent upon many factors that our judgments and assumptions may not consider, or may not consider effectively.

         VALUATION  OF  ASSETS  AND  LIABILITIES  ACQUIRED  IN THE  MERGER  WITH
SHURGARD: In recording the merger with Shurgard, we have estimated the value of real estate, intangible assets, debt, and the other assets and other liabilities of Shurgard that we acquired. In addition, we have estimated the fair market value of the 38.9 million shares that we issued to the Shurgard shareholders. These value estimates are based upon many assumptions, including interest rates, market values of land and buildings in the United States and Europe, estimated future cash flows from the tenant base in place, and the recoverability of certain assets. While we believe that the assumptions we used are reasonable, these assumptions are subject to a significant degree of judgment, and others could come to materially different conclusions as to value. If these assumptions were computed differently, our depreciation and amortization expense, interest expense, real estate, debt, and intangible assets could be materially different. Further, these valuation estimates are preliminary, subject to further analysis, and could change.

MERGER WITH SHURGARD

         As previously announced, on March 6, 2006, the boards of directors of Public Storage and Shurgard approved a definitive merger agreement under which Public Storage merged with Shurgard. The merger was approved by the shareholders of both companies and was completed on August 22, 2006. Under the terms of the merger agreement, Public Storage issued, in a taxable transaction, approximately 39 million shares of common stock to holders of Shurgard's common stock and assumed Shurgard's debt of approximately $2.0 billion. On the day of the merger, we repaid Shurgard's line of credit and certain variable rate notes, totaling approximately $671 million, with the remaining $1.3 billion in Shurgard debt remaining outstanding. In addition, approximately $138 million of Shurgard's preferred stock was redeemed on the day of the merger. Shortly following the merger, we incurred an additional $49.4 million in cash costs primarily for attorneys, bankers, and severance payments to Shurgard employees.

         In addition, pursuant to the merger we issued a total of 1.9 million stock options to former holders of Shurgard stock options. Approximately 1.7 million of these stock options were exercised through September 30, 2006, resulting in aggregate exercise proceeds totaling approximately $74.4 million.

         Included in general and administrative expense for the three and nine months ended September 30, 2006, respectively, are costs related to the merger, as well as expenditures in planning and completing the integration of the two companies of approximately $18.1 million and $20.5 million, respectively.

         In the fourth quarter, we expect to incur an additional $15 million to $20 million of additional costs related to the integration of the two companies, as well as costs associated with winding down Shurgard's business affairs.

RESULTS OF OPERATIONS
---------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006:

         Net income for the three months ended September 30, 2006 was $81,181,000 compared to $128,344,000 for the same period in 2005, representing a decrease of $47,163,000, or 36.7%. This decrease is primarily due to significant increases in depreciation and amortization expense, general and administrative expense and interest expense. Depreciation and amortization increased by approximately $65.6 million due primarily to the addition of real estate facilities and intangible assets acquired in the merger with Shurgard Storage

Centers, Inc. ("Shurgard") and the corresponding depreciation and amortization related to such assets. General and administrative expense increased by approximately $30.6 million principally as a result of integration expenses related to the Shurgard merger, development costs that were expensed with respect to terminated projects and contract termination fees; these costs in aggregate totaled $29.6 million. In connection with the merger, we assumed $1.3 billion in debt, and, as a result, interest expense increased by approximately $6.9 million.

         The negative impacts to our net income from the above mentioned items were partially offset by improved operations from our Same Store group of facilities, continued growth in operations from our newly developed and recently expanded facilities, continued growth in our recently acquired self-storage facilities including the facilities acquired in the merger with Shurgard, as well as higher interest income.

         Our Same  Store net  operating  income,  before  depreciation  expense, increased by approximately $9,256,000, or 6.6%, as a result of a 6.1% improvement in revenues partially offset by a 5.0% increase in cost of operations. Aggregate net operating income for our newly developed and recently expanded and acquired facilities (other than the Shurgard facilities) increased by approximately $8,815,000. This increase was largely due to the impact of facilities acquired in 2005 and 2006, combined with continued fill-up of our newly developed and expansion facilities. For those facilities that were acquired in the merger, net operating income was approximately $35,363,000, reflecting the results from the date of the merger, August 22, 2006, through September 30, 2006. Interest income increased as a result of earning higher interest rates on invested cash balances combined with significantly higher average cash balances invested in interest-bearing accounts as compared to the same period in 2005. Higher invested cash balances were primarily due to gross proceeds received from the issuance of Preferred Stock and Preferred Partnership Units in the second and third quarters of 2006. Substantially all of this cash was subsequently used to fund the cash requirements with respect to the Shurgard merger.

         We had a net loss allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) of $6,083,000 or $0.04 per common share on a diluted basis for the three months ended September 30, 2006 compared to income allocable to common shareholders of $79,262,000 or $0.62 per common share on a diluted basis for the same period in 2005, representing a decrease of $85,345,000 or $0.66 per diluted common share. The decreases in net income allocable to common shareholders on an aggregate and per-share basis are due primarily to the impact of the factors described above, combined with an increase in income allocated to preferred shareholders, as described below.

         For the three months ended September 30, 2006 and 2005, we allocated $60,265,000 and $43,726,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities. We also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42, and recorded our equity share of such charges, totaling $21,643,000 (or $0.15 per diluted common share) for the three months ended September 30, 2006 in connection with the redemption of preferred securities.

         Weighted average diluted shares increased to 145,387,000 for the three months ended September 30, 2006 from 128,742,000 for the three months ended September 30, 2005. The increase in weighted average diluted shares is due primarily to the issuance of approximately 38.9 million shares in the merger with Shurgard, which are included in our weighted average shares from August 22, 2006 through September 30, 2006.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006:

         Net income for the nine months ended September 30, 2006 was $324,259,000 compared to $333,021,000 for the same period in 2005, representing a decrease of $8,762,000, or 2.6%. This decrease is primarily reflective of the third-quarter impacts described above with respect to depreciation and amortization, general and administrative expense and interest expense. These items were partially offset by improved operations from our Same Store, newly developed and acquired self-storage facilities (including the facilities acquired from Shurgard), reduced minority interest in income and higher interest income.

         Same Store net operating income, before depreciation expense, increased by $23,903,000, or 5.9%, as a result of a 5.6% improvement in revenues partially offset by a 5.1% increase in cost of operations. Aggregate net operating income for our newly developed, acquired and expansion self-storage facilities
(excluding the Shurgard facilities) increased by approximately $24,895,000 largely due to the impact of facilities acquired in 2005 and 2006, combined with continued fill-up of our newly developed and expansion facilities. We earned an aggregate of $35,363,000 in net operating income in the third quarter with respect to the facilities acquired in the merger with Shurgard, reflecting their operating results from the date of the merger, August 22, 2006, through September 30, 2006. Minority interest in income declined due to the acquisition of minority interests that occurred in 2005. Interest income increased as a result of earning higher interest rates on invested cash balances, combined with higher average cash balances invested in interest-bearing accounts as compared to the same period in 2005.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $127,292,000 or $0.94 per common share on a diluted basis for the nine months ended September 30, 2006 compared to $188,744,000 or $1.46 per common share on a diluted basis for the same period in 2005, representing a decrease of $0.52 per common share, or a decrease of 36%. The decreases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above, in addition to increased income allocated to preferred shareholders, described below.

         For the nine months ended September 30, 2006 and 2005, we allocated $159,256,000 and $126,286,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities. We also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42 totaling $21,643,000 (or $0.16 per diluted common share) and $1,904,000 (or $0.01 per diluted common share), for the nine months ended September 30, 2006 and 2005, respectively.

         Weighted average diluted shares increased to 134,851,000 for the nine months ended September 30, 2006 from 128,844,000 for the nine months ended September 30, 2005. The increase in weighted average diluted shares is due primarily to the issuance of approximately 38.9 million shares in the merger with Shurgard, which are included in our weighted averages shares from August 22, 2006 through September 30, 2006.

         In the ensuing discussions of our operations, we present "net operating income before depreciation and amortization and cost of operations before depreciation and amortization", which excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that these operating metrics are meaningful measures of operating performance, because we utilize these measures in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period to period and market to market property operating results. Included in
Note 13 to our September 30, 2006 condensed consolidated financial statements, "Segment Information," is a reconciliation of net operating income (before depreciation) by each respective operating segment to our consolidated net income.

REAL ESTATE OPERATIONS
----------------------

         SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operations, representing approximately 89% of our total revenues generated for the nine months ended September 30, 2006. The improvements in rental income for the periods presented on our condensed consolidated statements of income for the three and nine months ended September 30, 2006 are due to improvements in the performance of those facilities that we owned prior to January 1, 2004, and the addition of new facilities to our portfolio, either through our acquisition or development activities.

         To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes, the self-storage operating results.


Self - storage operations summary:
----------------------------------
                                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                     -------------------------------------   ------------------------------------
                                                        2006        2005        Percentage    2006        2005        Percentage
                                                                                  Change                                Change
                                                     ----------- ------------  ----------- ----------  ----------   --------------

                                                                            (Dollar amounts in thousands)
Rental income (a):
   Same Store Facilities (b)...................       $ 221,386   $  208,745         6.1%  $ 644,446   $  610,106            5.6%
   Shurgard U.S. Facilities (c)................          38,941            -         -        38,941            -            -
   Shurgard European Facilities (d)............          17,348            -         -        17,348            -            -
   Acquired Facilities (e).....................          17,454       10,674        63.5%     47,659       27,001           76.5%
   Expansion Facilities (f)....................          13,982       11,750        19.0%     39,778       34,501           15.3%
   Developed Facilities (g)....................          16,044       12,533        28.0%     43,705       34,695           26.0%
   Newly consolidated facilities (h)...........           3,686            -         -        10,874           -             -
                                                     ----------- ------------  ----------- ----------  ----------   --------------
     Total rental income.......................         328,841      243,702        34.9%    842,751      706,303           19.3%
                                                     ----------- ------------  ----------- ----------  ----------   --------------
Cost of operations before depreciation and
amortization (i):
   Same Store Facilities.......................          71,115       67,730         5.0%    215,894      205,457            5.1%
   Shurgard U.S. Facilities....................          12,402            -         -        12,402            -            -
   Shurgard European Facilities................           8,524            -         -         8,524            -            -
   Acquired Facilities.........................           6,605        4,200        57.3%     18,612       11,508           61.7%
   Expansion Facilities........................           4,220        4,033         4.6%     12,758       11,978            6.5%
   Developed Facilities........................           5,426        4,310        25.9%     15,542       13,376           16.2%
   Newly consolidated facilities...............             924            -         -         2,644            -            -
                                                     ----------- ------------  ----------- ----------  ----------   --------------
   Total cost of operations....................         109,216       80,273        36.1%    286,376      242,319           18.2%
                                                     ----------- ------------  ----------- ----------  ----------   --------------
Net operating income before depreciation and
amortization(j):
   Same Store Facilities.......................         150,271      141,015         6.6%    428,552      404,649            5.9%
   Shurgard U.S. Facilities....................          26,539            -         -        26,539            -            -
   Shurgard European Facilities................           8,824            -         -         8,824            -            -
   Acquired Facilities.........................          10,849        6,474        67.6%     29,047       15,493           87.5%
   Expansion Facilities........................           9,762        7,717        26.5%     27,020       22,523           20.0%
   Developed Facilities........................          10,618        8,223        29.1%     28,163       21,319           32.1%
   Newly consolidated facilities...............           2,762            -         -         8,230            -            -
                                                     ----------- ------------  ----------- ----------  ----------   --------------
   Total net operating income before depreciation
   and amortization (j)........................         219,625      163,429        34.4%    556,375      463,984           19.9%
                                                     ----------- ------------  ----------- ----------  ----------   --------------
Depreciation and amortization expense:
   Same Store Facilities.......................          (37,270)    (38,478)       (3.1)%  (112,290)     (115,710)          (3.0)%
   Shurgard U.S. Facilities....................          (48,032)          -         -       (48,032)            -            -
   Shurgard European Facilities................          (15,020)          -         -       (15,020)            -            -
   Acquired Facilities.........................           (4,649)     (2,508)       85.4%    (13,166)       (6,571)         100.4%
   Expansion Facilities........................           (3,765)     (2,739)       37.5%     (9,780)       (7,998)          22.3%
   Developed Facilities........................           (3,857)     (3,296)       17.0%    (10,975)       (9,584)          14.5%
   Newly consolidated facilities...............             (116)          -         -          (504)            -            -
                                                     ----------- ------------  ----------- ----------  ----------   --------------
   Total depreciation and amortization expense.         (112,709)    (47,021)      139.7%   (209,767)     (139,863)          50.0%
                                                     ----------- ------------  ----------- ----------  ----------   --------------
Net operating income:
   Same Store Facilities.......................          113,001     102,537        10.2%    316,262       288,939            9.5%
   Shurgard U.S. Facilities....................          (21,493)          -         -       (21,493)            -            -
   Shurgard European Facilities................           (6,196)          -         -        (6,196)            -            -
   Acquired Facilities.........................            6,200       3,966        56.3%     15,881         8,922           78.0%
   Expansion Facilities........................            5,997       4,978        20.5%     17,240        14,525           18.7%
   Developed Facilities........................            6,761       4,927        37.2%     17,188        11,735           46.5%
   Newly consolidated facilities...............            2,646           -         -         7,726             -            -
                                                     ----------- ------------  ----------- ----------  ----------   --------------
   Total net operating income..................         $106,916    $116,408        (8.2)%  $346,608      $324,121            6.9%
                                                     ===========  ===========  =========== ==========  ===========  ===============
Number of self-storage facilities (at end of
period)........................................                                                2,140        1,448           47.8%
Net rentable square feet (in thousands, at end of
   period) (k): ...............................                                              132,190       87,537           51.0%


     (a) Rental income includes late charges and administrative fees and is net of promotional discounts given. Rental income excludes retail sales, truck rental income and tenant reinsurance revenues generated at these facilities. Such ancillary revenues are reflected as a component of "Ancillary Operations" on our condensed consolidated statements of income.


     (b) The Same Store Facilities include 1,266 facilities containing 73,946,000 net rentable square feet that have been owned prior to January 1, 2004 and operated at a mature, stabilized occupancy level since January 1, 2004.

     (c) The  Shurgard  U.S.   Facilities  include  487  facilities   containing
         32,143,000 net rentable square feet that were acquired on August 22, 2006.

     (d) The Shurgard European Facilities include 160 facilities containing 8,385,000 net rentable square feet that were acquired on August 22, 2006.

     (e) The Acquired Facilities include 89 facilities containing 6,383,000 net rentable square feet that were acquired after January 1, 2004.

     (f) The Expansion Facilities include 61 facilities containing 5,352,000 net rentable square feet of self-storage space; these facilities were owned since January 1, 2004, however, operating results are not comparable throughout the periods presented due primarily to expansions in their net rentable square feet (described below).

     (g) The Developed Facilities include 61 facilities containing 5,102,000 net rentable square feet of self-storage space. These facilities were developed and opened since January 1, 2002 at a total cost of $538.9 million.

     (h) Effective January 1, 2006, in connection with our implementation of EITF 04-5, we commenced consolidation of the accounts of three limited partnerships that we had previously accounted for on the equity method of accounting. As a result, we began including the revenues and cost of operations of 16 facilities with an aggregate of 879,000 net rentable square feet in the table above.

     (i) Cost of operations includes all costs, both direct and indirect costs, incurred in the operating activities of the facilities. Cost of operations excludes, costs associated with retail sales, truck rentals, and tenant reinsurance activities; such costs are reflected under "Ancillary Operations" on our income statement.

     (j) Total net operating income before depreciation and amortization, which is a non-GAAP measure, for our self-storage segment is presented in
         Note 13 to our September 30, 2006 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income.

     (k) Square footage does not include 424,000 net rentable square feet of industrial space initially developed for pick-up and delivery activities. This space is being converted into self-storage space; see "Development Pipeline Summary" below.

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

         SELF-STORAGE OPERATIONS - SAME STORE FACILITIES

         The Same Store Facilities contain approximately 73.9 million net rentable square feet, representing approximately 56% of the aggregate net rentable square feet of our consolidated self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities." These facilities are included in the Same Store Facilities because they are all stabilized and owned since January 1, 2004 and therefore provide meaningful comparative data for 2004, 2005 and 2006. The following table sets forth additional operating data with respect to the Same Store Facilities:


SAME STORE FACILITIES                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                         -----------------------------------     ----------------------------------
                                                                                   Percentage                             Percentage
                                                            2006         2005        Change        2006         2005        Change
                                                         ------------  ----------- ----------   ------------ ------------ ----------
                                                               (Dollar amounts in thousands, except weighted average amounts)
Rental income......................................      $  211,252    $  199,139       6.1%     $  615,556   $  583,088       5.6%
Late charges and administrative fees collected.....          10,134         9,606       5.5%         28,890       27,018       6.9%
                                                         ------------  ----------- ----------   ------------ ------------ ----------
   Total rental income.............................         221,386       208,745       6.1%        644,446      610,106       5.6%
                                                         ------------  ----------- ----------   ------------ ------------ ----------
Cost of operations before depreciation and amortization:
     Payroll expense...............................          22,185        20,224       9.7%         65,924       62,275       5.9%
     Property taxes................................          20,376        19,573       4.1%         60,385       57,906       4.3%
     Repairs and maintenance.......................           6,925         6,294      10.0%         20,731       19,344       7.2%
     Advertising and promotion.....................           4,582         5,248     (12.7)%        17,977       18,032      (0.3)%
     Utilities.....................................           5,113         4,764       7.3%         14,275       13,137       8.7%
     Property insurance............................           2,860         1,932      48.0%          7,879        6,180      27.5%
     Telephone reservation center..................           2,055         2,239      (8.2)%         6,106        6,033       1.2%
     Other cost of management......................           7,019         7,456      (5.9)%        22,617       22,550       0.3%
                                                         ------------  ----------- ----------   ------------ ------------ ----------
   Total cost of operations........................          71,115        67,730       5.0%        215,894      205,457       5.1%
                                                         ------------  ----------- ----------   ------------ ------------ ----------
Net operating income before depreciation and
amortization (e)...................................         150,271       141,015       6.6%        428,552      404,649       5.9%
Depreciation and amortization......................         (37,270)      (38,478)     (3.1)%      (112,290)    (115,710)     (3.0)%
                                                         ------------  ----------- ----------   ------------ ------------ ----------
 Net operating income..............................      $  113,001    $  102,537      10.2%     $  316,262   $  288,939       9.5%
                                                         ============  =========== ===========  ============ ============ ==========
Gross margin (before depreciation and amortization)          67.9%         67.6%        0.4%         66.5%        66.3%        0.3%

Weighted average for the fiscal year:
   Square foot occupancy (a).......................          91.4%         91.7%       (0.3)%        91.2%        91.2%        0.0%
   Realized annual rent per occupied square foot (b)        $12.50        $11.75        6.4%        $12.17       $11.53        5.6%
   REVPAF (c)......................................         $11.43        $10.77        6.1%        $11.10       $10.51        5.6%

 Weighted average at September 30:
   Square foot occupancy...........................                                                  90.5%        91.6%       (1.2)%
   In place annual rent per occupied square foot (d)                                                 $13.51       $12.85       5.1%

Total net rentable square feet (in thousands)......                                                  73,946       73,946       -


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

     (e) Total net operating income before depreciation and amortization, which is a non-GAAP measure, for our same store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization to consolidated net income is included in
         Note 13 to our September 30, 2006 condensed consolidated financial statements, "Segment Information."

         Rental income increased approximately 6.1% and 5.6% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 6.4% and 5.6% higher for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. Our occupancy levels remained approximately flat for each of the periods.

         Our primary goal is to continue to grow rental income in a consistent and sustainable manner. Growth in rental income will depend upon various factors, including our ability to (i) maintain high occupancy levels, (ii) increase rental rates charged to both new and existing customers, and (iii) reduce the amount of promotional discounts to attract new tenants.

         Demand for self-storage space in each market is affected by many factors which are beyond our control. Such factors include general economic conditions, moving activities, changes in demographic trends and population density, as well as the level of development of new self-storage facilities. We believe that our share of the overall storage demand in any particular market is impacted by our and our competitors' marketing, pricing, and promotional activities, as well as the quality of execution of our property personnel at the facilities.

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

         Due to the merger with Shurgard, we have acquired an additional 487 self-storage facilities in the United States, including 383 facilities we refer to below as the Shurgard domestic same-store facilities, and 104 additional facilities which are referred to as the Shurgard domestic non-same store facilities. These facilities have an aggregate occupancy of approximately 84.4% at September 30, 2006, as compared to 91.4% for the Public Storage Same-Store facilities. It is our objective to close this occupancy gap, by raising average occupancies of the acquired Shurgard properties to levels experienced by Public Storage's Same Stores. We believe, at least in the short term, this strategy will put pressure on occupancies and rental rate growth on the existing Same Store Facilities as demand may shift to the acquired Shurgard facilities as we adjust the level of discounts and monthly rents. In attempting to accomplish this objective, we have significantly expanded our domestic pricing, promotional, and media programs, and aggregate media costs will more than double in the fourth quarter versus the aggregate level of spending incurred in the fourth quarter of 2005. These costs will be allocated to all the facilities, including the same-store as well as the acquired Shurgard facilities.

         Cost of operations (excluding depreciation and amortization) increased by 5.0% and 5.1% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.

         Payroll expense has increased 9.7% and 5.9% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, due principally to higher wage rates required for some of our job classifications because of a tight labor market in several market areas, higher overtime hours required due to understaffing issues, and the absence of a workers compensation adjustment in the third quarter of 2005 which reflected improving trends. We expect this trend to continue in the fourth quarter of 2006.

         Repairs and maintenance expenditures increased 10.0% and 7.2% during the three and nine months ended September 30, 2006. During the second quarter, we experienced higher repair and maintenance costs to address certain deferred maintenance issues localized to a few markets. We expect this trend to continue in the fourth quarter of 2006.

         Advertising and promotion costs decreased 12.7% and 0.3% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The decreases in advertising and promotion costs for the three and nine months ended September 30, 2006 are due principally to decreases in internet and television advertising expenses. Television advertising decreased from $2,314,000 to $1,082,000 in the three months ended September 30, 2006 as compared to the same period in 2005, and decreased from $8,857,000 to $7,671,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. We expect fourth quarter advertising and promotional expenses to increase significantly in the fourth quarter, as noted above.

         As described below under "Shurgard Same-Store Facilities," certain cost savings in the area of yellow page advertising and call center expenses will benefit the same-store facilities as these benefits are allocated among all the facilities in our portfolio.

         Utility expenses increased 7.3% and 8.7% during the three and nine months ended September 30, 2006, due principally to higher energy costs. These levels of increases are expected to persist during the remainder of 2006.

         Insurance expense increased 48.0% and 27.5% for the three and nine months ended September 30, 2006, reflecting significant increases in property insurance resulting primarily from the hurricanes experienced in 2005. These rate increases became effective with our policy year starting April 1, 2006. We expect to realize certain economies due to the merger with Shurgard and, accordingly, expect the increases to moderate in the fourth quarter of 2006 and the first quarter of 2007.

         Telephone reservation center costs decreased 8.2% for the three months ended September 30, 2006 and increased 1.2% for the nine months ended September 30, 2006, compared to the same periods in 2005. In preparation for our seasonal rental period, we increased our staffing levels earlier this year compared to the same period in 2005, resulting in higher payroll costs. We began to realize certain benefits from the increased staffing through better conversion ratios and lower temporary staffing costs during the three months ended September 30, 2006. We expect to continue to realize such benefits through the remainder of 2006.

         The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                               For the Quarter Ended
                      ------------------------------------------------------------------------------------------
                        March 31            June 30          September 30        December 31        Entire Year
                      -------------      -------------      --------------      --------------     -------------
                                (Amounts in thousands, except for per square foot amounts)
Total rental income:
     2006             $   208,228        $   214,832         $  221,386
     2005             $   198,059        $   203,302         $  208,745          $  208,272        $   818,378

Total cost of operations
(excluding depreciation
and amortization):
     2006             $    72,030        $    72,749         $   71,115
     2005             $    69,991        $    67,736         $   67,730          $   65,873        $   271,330

Property tax expense:
     2006             $    20,663        $    19,346         $   20,376
     2005             $    19,931        $    18,402         $   19,573          $   17,025        $    74,931

Media advertising
expense:
     2006             $     3,978        $     2,611         $    1,002
     2005             $     3,588        $     2,955         $    2,314          $    2,141        $    10,998

REVPAF:
     2006             $    10.77         $    11.10          $   11.43
     2005             $    10.25         $    10.52          $   10.77           $    10.76        $    10.58

Weighted average realized
annual rent per occupied
square foot:
     2006             $    11.94         $    12.05          $   12.50
     2005             $    11.41         $    11.42          $   11.75           $    11.89        $    11.61

Weighted average occupancy levels for the period:
     2006                 90.2%              92.1%               91.4%
     2005                 89.9%              92.1%               91.7%               90.5%              91.1%


ANALYSIS OF REGIONAL TRENDS
---------------------------

         The  following  table  sets  forth  regional  trends in our Same  Store
Facilities:


                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                         ------------------------------------  --------------------------------------
                                            2006         2005        Change         2006         2005        Change
                                         ------------ -----------  ----------  ------------  -------------  ---------
                                                  (Amounts in thousands, except for per square foot amounts)
SAME STORE FACILITIES OPERATING TRENDS
BY REGION
Rental income:
   Southern California  (126
   facilities)......................     $    35,871  $    34,066       5.3%   $   105,231    $  100,181        5.0%
   Northern California  (127
   facilities)......................          26,822       25,292       6.0%        77,983        73,801        5.7%
   Texas  (149 facilities)..........          19,625       18,287       7.3%        56,772        53,596        5.9%
   Florida  (130 facilities)........          22,793       21,057       8.2%        67,347        61,662        9.2%
   Illinois  (91 facilities)........          16,577       15,635       6.0%        47,556        45,680        4.1%
   Georgia  (58 facilities).........           7,671        7,013       9.4%        22,285        20,419        9.1%
   All other states  (585 facilities)         92,027       87,395       5.3%       267,272       254,767        4.9%
                                         ------------ -----------  ----------  ------------  -------------  ---------
Total rental income.................         221,386      208,745       6.1%       644,446       610,106        5.6%

Cost of operations before depreciation
 and amortization:
   Southern California..............           7,530        7,216       4.4%        23,905        22,133        8.0%
   Northern California..............           6,747        6,303       7.0%        20,485        19,060        7.5%
   Texas............................           8,519        8,091       5.3%        25,576        24,055        6.3%
   Florida..........................           7,818        7,199       8.6%        22,567        21,561        4.7%
   Illinois.........................           6,356        6,245       1.8%        20,892        19,447        7.4%
   Georgia..........................           2,452        2,315       5.9%         7,503         7,071        6.1%
   All other states.................          31,693       30,361       4.4%        94,966        92,130        3.1%
                                         ------------ -----------  ----------  ------------  -------------  ---------
Total cost of operations............          71,115       67,730       5.0%       215,894       205,457        5.1%

Net operating income before depreciation
 and amortization:
   Southern California..............          28,341       26,850       5.6%        81,326        78,048        4.2%
   Northern California..............          20,075       18,989       5.7%        57,498        54,741        5.0%
   Texas............................          11,106       10,196       8.9%        31,196        29,541        5.6%
   Florida..........................          14,975       13,858       8.1%        44,780        40,101       11.7%
   Illinois.........................          10,221        9,390       8.8%        26,664        26,233        1.6%
   Georgia..........................           5,219        4,698      11.1%        14,782        13,348       10.7%
   All other states.................          60,334       57,034       5.8%       172,306       162,637        5.9%
                                         ------------ -----------  ----------  ------------  -------------  ---------
Total net operating income before
   depreciation and amortization....     $   150,271  $   141,015       6.6    $   428,552    $  404,649        5.9%

Weighted average occupancy:
   Southern California..............          91.0%        92.2%       (1.3)%       91.4%         92.4%        (1.1)%
   Northern California..............          90.5%        91.0%       (0.5)%       90.6%         90.7%        (0.1)%
   Texas............................          91.4%        90.8%        0.7%        91.1%         90.1%         1.1%
   Florida..........................          92.7%        94.4%       (1.8)%       93.3%         93.3%         0.0%
   Illinois.........................          90.9%        90.8%        0.1%        89.8%         89.8%         0.0%
   Georgia..........................          92.5%        92.8%       (0.3)%       92.9%         92.3%         0.7%
   All other states.................          91.3%        91.5%       (0.2)%       90.9%         91.1%        (0.2)%
                                         ------------ -----------  ----------  ------------  -------------  ---------
Total weighted average occupancy....          91.4%        91.7%       (0.3)%       91.2%         91.2%         0.0%

REVPAF:
   Southern California..............     $     17.44  $    16.55        5.4%   $     17.06   $    16.24         5.0%
   Northern California..............           14.85       14.00        6.1%         14.40        13.63         5.6%
   Texas............................            8.06        7.53        7.0%          7.78         7.37         5.6%
   Florida..........................           11.66       10.76        8.3%         11.49        10.52         9.2%
   Illinois.........................           11.39       10.72        6.2%         10.90        10.48         4.0%
   Georgia..........................            8.61        7.91        9.0%          8.35         7.68         8.7%
   All other states.................           10.46        9.93        5.4%         10.14         9.67         4.9%
                                         ------------ -----------  ----------  ------------  -------------  ---------
Total REVPAF........................     $     11.43  $    10.77        6.1%   $     11.10   $    10.51         5.6%



SAME STORE FACILITIES OPERATING
TRENDS BY REGION (CONTINUED)
                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                         ------------------------------------  --------------------------------------
                                            2006         2005        Change         2006         2005        Change
                                         ------------ -----------  ----------  ------------  -------------  ---------
Realized annual rent per occupied square foot:
   Southern California..............       $  19.16     $  17.95         6.7%  $     18.67   $    17.57         6.3%
   Northern California..............          16.41        15.38         6.7%        15.89        15.03         5.7%
   Texas............................           8.82         8.29         6.4%         8.54         8.18         4.4%
   Florida..........................          12.57        11.40        10.3%        12.31        11.27         9.2%
   Illinois.........................          12.53        11.81         6.1%        12.14        11.67         4.0%
   Georgia..........................           9.31         8.53         9.1%         8.99         8.32         8.1%
   All other states.................          11.45        10.85         5.5%        11.15        10.61         5.1%
                                         ------------ -----------  ----------  ------------  -------------  ---------
Total realized rent per square foot.       $  12.50     $  11.75         6.4%  $     12.17   $    11.53         5.6%

In place annual rent per occupied square foot at September 30:
   Southern California..............                                           $     20.54   $    19.42         5.8%
   Northern California..............                                                 17.61        16.71         5.4%
   Texas............................                                                  9.56         9.08         5.3%
   Florida..........................                                                 13.58        12.60         7.8%
   Illinois.........................                                                 13.61        12.97         4.9%
   Georgia..........................                                                 10.21         9.48         7.7%
   All other states.................                                                 12.38        11.88         4.2%
                                                                               ------------  -------------  ---------
Total in place rent per occupied
  square foot.......................                                           $     13.51   $    12.85         5.1%


Shurgard Domestic Operating Data

         In the merger with Shurgard, we acquired 487 facilities located in 21 states with an aggregate of 32.1 million net rentable square feet. The following chart sets forth the operations of the Shurgard Facilities from August 22, 2006 through September 30, 2006, the period operated under Public Storage and consolidated in our financial statements (amounts in thousands):

                                                       From August 22,
                                                        2006 through
                                                     September 30, 2006
                                                     ------------------
   Rental income:
      Same Store - 383 facilities...............      $        31,237
      Non-Same Store - 104 facilities...........                7,704
                                                     ------------------
   Total rental income..........................               38,941

   Cost of operations (excluding depreciation):
      Same Store................................                9,582
      Non-Same Store............................                2,820
                                                     ------------------
   Total cost of operations.....................               12,402

   Net operating income before depreciation (a):
      Same Store................................               21,655
      Non-Same Store............................                4,884
                                                     ------------------
   Total net operating income before                           26,539
   depreciation.................................

   Depreciation and amortization................              (48,032)
                                                     ------------------
      Net operating income......................      $       (21,493)
                                                     ==================
   Weighted average square foot occupancy
   during the period:...........................              84.4%

   Weighted average realized annual rent per
   occupied square foot for the period:.........      $       12.89

   In place annual rent per occupied square
   foot at September 30:........................      $       13.86

     (a) Total net operating income before depreciation, which is a non-GAAP measure, for our commercial property segment is presented in Note 13 to our condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

         As noted above, our Same-Store facilities had occupancies of approximately 91.4% at September 30, 2006, as compared to 84.4% for the acquired Shurgard Same Store portfolio. It is our objective to close this occupancy gap in order to increase REVPAF. In attempting to accomplish this objective, we have significantly expanded our domestic pricing, promotional, and media programs, and aggregate media costs will more than double in the fourth quarter versus the aggregate level of spending incurred in the fourth quarter of 2005. There can be no assurance that we will meet our objectives or that any increase in occupancies will not be offset by lower realized rent per occupied square foot either due to promotional discounts or lower monthly rent in the acquired Shurgard facilities or the Same Store facilities.

         The operating data presented in the table below reflects the historical data through August 22, 2006, the period for which the facilities were operated under Shurgard combined with the historical data from August 22, 2006 through September 30, 2006, the period operated under Public Storage. Accordingly, the data presented below does not reflect the actual results included in our operations for the three and nine months ended September 30, 2006 and 2005 and does not purport to project results of operations for any future date or period. We have applied our definition of what qualifies as a Same Store and, as a result, the number of properties included in the Shurgard Domestic Same Store portfolio has decreased from 462 facilities (as reported by Shurgard in the second quarter of 2006) to 383 facilities as is currently being reported.

Selected Operating Data for the 383 facilities
----------------------------------------------
operated by Shurgard on a stabilized basis since
------------------------------------------------
January 1, 2004 ("Shurgard Domestic Same Store
----------------------------------------------
Facilities"): (a)
-----------------

                                                            Three Months Ended September 30,         Nine Months Ended September 30,
                                                       --------------------------------------  -------------------------------------
                                                                                   Percentage                             Percentage
                                                           2006          2005        Change        2006          2005      Change
                                                       ------------  ------------ -----------  ------------  ----------- -----------
                                                                (Dollar amounts in thousands, except weighted average data) (b)
Revenues:
    Rental income.................................     $   70,625    $   68,232      3.5%       $  208,278    $ 197,930        5.2%
    Late charges and administrative fees collected          2,667         2,567      3.9%            7,417        7,147        3.8%
                                                       ------------  ------------ -----------  ------------  ----------- -----------
    Total revenues (b)............................         73,292        70,799      3.5%          215,695      205,077        5.2%

Cost of operations (excluding depreciation):
    Property taxes ...............................          7,107         6,489      9.5%           20,764       19,292        7.6%
    Payroll expense...............................         11,620        12,014     (3.3)%          36,303       35,730        1.6%
    Advertising and promotion.....................          2,045         1,975      3.5%            5,099        5,581       (8.6)%
    Utilities.....................................          2,215         2,108      5.1%            6,094        5,434       12.1%
    Repairs and maintenance.......................          1,505         1,733    (13.2)%           4,785        4,944       (3.2)%
    Property insurance............................            565           377     49.9%            1,354        1,247        8.6%
    Other costs of management.....................          2,559         2,579     (0.8)%           7,909        7,641        3.5%
                                                       ------------  ------------ -----------  ------------  ----------- -----------
  Total cost of operations (b)....................         27,616        27,275      1.3%           82,308       79,869        3.1%
                                                       ------------  ------------ -----------  ------------  ----------- -----------
   Net operating income (excluding depreciation) (c)   $   45,676     $  43,524      4.9%       $  133,387    $ 125,208        6.5%
                                                       ============  ============ ===========  ============  =========== ===========
Gross margin (before depreciation)................          62.3%         61.5%      1.3%            61.8%         61.1%       1.1%
Weighted average for the period:
  Square foot occupancy (d).......................          85.9%         88.1%     (2.5)%           85.6%         86.7%      (1.3)%
  Realized annual rent per occupied square foot (e)    $    13.28    $    12.51      6.2%       $    13.10    $    12.29       6.6%
  REVPAF (f) (g)..................................     $    11.41    $    11.02      3.5%       $    11.21    $    10.66       5.2%

Weighted average at September 30:
  Square foot occupancy...........................                                                   85.8%         87.7%      (2.2)%
Total net rentable square feet (in thousands).....                                                  24,765        24,765        -


     (a) Operating data reflects the operations of these facilities without regard to the time period in which Public Storage owned the facilities; only the amounts for the period August 23, 2006 through September 30, 2006 are included in our consolidated operating results, totaling $31,237,000 in revenues and $9,582,000 in cost of operations.

     (b) Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance, and retail sales and truck rentals. "Other costs of management" included in cost of operations principally represents all the indirect costs incurred in the operations of the facilities. Indirect costs principally include supervisory costs and corporate overhead cost incurred to support the operating activities of the facilities. These amounts presented herein will not necessarily compare to amounts previously presented by Shurgard in its public reporting due to differences in classification of revenues and expenses, including tenant reinsurance, retail sales and truck rental activities which are included on our income statement under "ancillary operations" but were previously presented by Shurgard as self-storage revenue and operating expenses.

     (c) Net operating income (before depreciation) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation in evaluating our operating results. We have not presented depreciation expense for these facilities because the depreciation expense is based upon historical cost, which is substantially different before the merger and after.

     (d) Square foot occupancies represent weighted average occupancy levels over the entire period.

     (e) Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other costs that reduce rental income from the contractual amounts due.

     (f) Annualized   rental  income  per  available   square  foot   ("REVPAF")
         represents annualized rental income divided by total available net rentable square feet.

     (g) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF because exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

         On the date of the merger, we successfully installed our real-time property operation system at all U.S. Shurgard locations. As a result, these facilities are integrated into our national call center, website, and management structure. The integration of these facilities into our operations should have additional benefits and cost savings.

         Beginning January 2007, all field personnel will be under a revised Public Storage compensation and benefit plan. The cost savings from implementing the new plan along with a more efficient staffing mix are expected to be in excess of $5 million per year.

         Marketing costs, exclusive of media, will be lower as a result of combining Yellow Page advertising and terminating Shurgard's marketing programs. There will be approximately $5 million in savings that will phase in over the next year over the level of yellow page expenses incurred by Shurgard, resulting in lower per-property expenses for all of the facilities in our portfolio as costs are spread over a larger base. We expect property tax expense to be higher than that experienced by Shurgard due to higher assessments following the merger.

SHURGARD EUROPEAN OPERATING DATA

         In the merger with Shurgard, we acquired 160 facilities located in seven European countries with an aggregate of 8,385,000 net rentable square feet. The following chart sets forth the operations of the Shurgard Facilities from August 22, 2006 through September 30, 2006, the period operated under Public Storage and consolidated in our financial statements (amounts in thousands):
                                                       From August 22,
                                                        2006 through
                                                     September 30, 2006
                                                     ------------------
   Rental income:
      Same Store - 96 facilities................      $        12,012
      Non-Same Store - 64 facilities............                5,336
                                                     ------------------
   Total rental income..........................               17,348

   Cost of operations (excluding depreciation):
      Same Store................................                5,048
      Non-Same Store............................                3,476
                                                     ------------------
   Total cost of operations.....................                8,524

   Net operating income before depreciation (a):
      Same Store................................                6,964
      Non-Same Store............................                1,860
                                                     ------------------
   Total net operating income before                            8,824
   depreciation.................................

   Depreciation and amortization................              (15,020)
                                                     ------------------
      Net operating loss........................      $        (6,196)
                                                     ==================
   Weighted average square foot occupancy
   during the period:...........................              81.9%
   Weighted average realized annual rent per
   occupied square foot for the period:.........      $       23.13
   In place annual rent per occupied square
   foot at September 30:........................      $       22.77

     (a) Total net operating income before depreciation, which is a non-GAAP measure, for our commercial property segment is presented in Note 13 to our condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

         The operating data presented in the table below reflect the historical data through August 22, 2006, the period for which the facilities were operated under Shurgard combined with the historical data from August 22, 2006 through September 30, 2006, the period operated under Public Storage. Accordingly, the data presented below does not reflect the actual results included in our operations for the three and nine months ended September 30, 2006 and 2005. We have applied our definition of what qualifies as a Same Store. As a result, the number of properties included in the Shurgard European Same Store portfolio has decreased from 123 facilities (as reported by Shurgard in the second quarter of 2006) to 96 facilities as is currently being reported.

Selected  Operating  Data  for  the  96  facilities
---------------------------------------------------
operated by Shurgard  Europe on a  stabilized  basis
----------------------------------------------------
since   January   1,  2004   ("Europe   Same  Store
---------------------------------------------------
Facilities"): (a)
----------------

                                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                                       --------------------------------------- -------------------------------------
                                                                                    Percentage                            Percentage
                                                           2006          2005         Change        2006          2005      Change
                                                       ------------- ------------ ------------ ------------- ----------- -----------
                                                        (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (b)
Revenues:
    Rental income.................................      $   27,539    $   24,535     12.2%      $   77,737    $  68,546       13.4%
    Late charges and administrative fees collected             266           251      6.0%             757          610       24.1%
                                                       ------------- ------------ ------------ ------------- ----------- -----------
    Total revenues (c)............................          27,805        24,786     12.2%          78,494       69,156       13.5%

Cost of operations (excluding depreciation):
    Property taxes ...............................           1,261         1,174      7.4%           3,665        3,423        7.1%
    Payroll expense...............................           5,198         5,189      0.2%          15,858       16,084       (1.4)%
    Advertising and promotion.....................           1,179         1,689    (30.2)%          4,358        5,663      (23.0)%
    Utilities.....................................             695           565     23.0%           2,266        2,051       10.5%
    Repairs and maintenance.......................             898           807     11.3%           2,479        2,459        0.8%
    Property insurance............................             346           403    (14.1)%          1,028        1,150      (10.6)%
    Leasehold expense.............................             635           756    (16.0)%          1,815        1,723        5.3%
    Other costs of management.....................           2,396         2,615     (8.4)%          6,651        7,910      (15.9)%
                                                       ------------- ------------ ------------ ------------- ----------- -----------
  Total cost of operations (c)....................          12,608        13,198     (4.5)%         38,120       40,463       (5.8)%
                                                       ------------- ------------ ------------ ------------- ----------- -----------
   Net operating income (excluding depreciation) (d)    $  15,197     $  11,588      31.1%      $  40,374    $   28,693       40.7%
                                                       ============= ============ ============ ============= =========== ===========
Gross margin (before depreciation)................           54.7%         46.8%     16.9%           51.4%         41.5%      23.9%
Weighted average for the period:
  Square foot occupancy (e).......................           86.7%         81.3%      6.6%           84.0%         77.2%       8.8%
  Realized annual rent per occupied square foot (f)     $    24.01    $    22.81      5.3%      $    23.32    $    22.38       4.2%
  REVPAF (g) (h)..................................      $    20.82    $    18.54     12.3%      $    19.59    $    17.27      13.4%

Weighted average at September 30:
  Square foot occupancy...........................                                                   88.3%         82.5%       7.0%
  In place annual rent per occupied square foot (i)                                             $    23.42    $    22.51       4.0%
Total net rentable square feet (in thousands).....                                                   5,291         5,291        -


     (a) Operating data reflects the operations of these facilities without regard to the time period in which Public Storage owned the facilities; only the amounts for the period August 23, 2006 through September 30, 2006 are included in our consolidated operating results.

     (b) Amounts for all periods have been translated from local currencies to U.S. dollars at a constant exchange rate of 1.25 US Dollars to Euros.

     (c) Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales. "Other costs of management" included in cost of operations principally represents all the indirect costs incurred in the operations of the facilities. Indirect costs principally include supervisory costs and corporate overhead cost incurred to support the operating activities of the facilities. These amounts presented herein will not necessary compare to amounts previously presented by Shurgard in its public reporting due to differences in classification of revenues and expenses, including tenant reinsurance, retail sales, and truck rental activities which are included on our income statement under "ancillary operations" but were previously presented by Shurgard as self-storage revenue and operating expenses.

     (d) Net operating income (before depreciation) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation in evaluating our operating results.

     (e) Square foot occupancies represent weighted average occupancy levels over the entire period.

     (f) Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other costs that reduce rental income from the contractual amounts due.

     (g) Annualized   rental  income  per  available   square  foot   ("REVPAF")
         represents annualized rental income divided by total available net rentable square feet.

     (h) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF because exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

     (i) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees.

         The European Same Store properties' NOI growth of over 30% significantly exceeded our expectations. The European team is selectively adapting various operating strategies we use in the United States and incorporating them into their operating model.

         SELF-STORAGE OPERATIONS - ACQUIRED FACILITIES

         During 2004, 2005 and the first nine months of 2006, we acquired a total of 89 self-storage facilities containing 6,383,000 net rentable square feet. The following table summarizes operating data with respect to these facilities.

ACQUIRED SELF-STORAGE FACILITIES

                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                      --------------------------------------- --------------------------------------
                                                            2006        2005         Change         2006       2005         Change
                                                      ------------  -----------  ------------ ------------  ----------   -----------
                                                                 (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Self-storage facilities acquired in 2006......       $  2,168     $      -      $  2,168     $  4,007     $      -     $  4,007
   Self-storage facilities acquired in 2005......          6,537        2,748         3,789       18,353        4,625       13,728
   Self-storage facilities acquired in 2004......          8,749        7,926           823       25,299       22,376        2,923
                                                      ------------  -----------  ------------ ------------  ----------   -----------
   Total rental income...........................         17,454       10,674         6,780       47,659       27,001       20,658
                                                      ------------  -----------  ------------ ------------  ----------   -----------
Cost of operations before depreciation and
amortization :
   Self-storage facilities acquired in 2006......          1,061            -         1,061        2,003            -        2,003
   Self-storage facilities acquired in 2005......          2,424        1,195         1,229        7,278        2,146        5,132
   Self-storage facilities acquired in 2004......          3,120        3,005           115        9,331        9,362          (31)
                                                      ------------  -----------  ------------ ------------  ----------   -----------
   Total cost of operations......................          6,605        4,200         2,405       18,612       11,508        7,104
                                                      ------------  -----------  ------------ ------------  ----------   -----------
Net operating income before depreciation and amortization:
   Self-storage facilities acquired in 2006......           1,107            -         1,107        2,004           -        2,004
   Self-storage facilities acquired in 2005......           4,113        1,553         2,560       11,075       2,479        8,596
   Self-storage facilities acquired in 2004......           5,629        4,921           708       15,968      13,014        2,954
                                                      ------------  -----------  ------------ ------------  ----------   -----------
   Total net operating income before depreciation and
   amortization (a)..............................          10,849        6,474         4,375       29,047      15,493       13,554
Depreciation and amortization....................          (4,649)      (2,508)       (2,141)     (13,166)     (6,571)      (6,595)
                                                      ------------  -----------  ------------ ------------  ----------   -----------
   Net operating income..........................       $   6,200    $   3,966     $   2,234    $  15,881    $   8,922    $  6,959
                                                      ============  ===========  ============ ============  ==========   ===========

                                       58


                                                       Three Months Ended  September 30,       Nine Months Ended September 30,
                                                      --------------------------------------- --------------------------------------
                                                            2006        2005         Change         2006       2005         Change
                                                      ------------  -----------  ------------ ------------  ----------   -----------
Weighted average square foot occupancy during the
period:
   Self-storage facilities acquired in 2006......           73.3%         -             -           69.1%         -            -
   Self-storage facilities acquired in 2005......           86.3%        87.4%         (1.3)%       84.5%        70.8%        19.4%
   Self-storage facilities acquired in 2004......           89.6%        90.2%         (0.7)%       88.3%        85.3%         3.5%
                                                      ------------  -----------  ------------ ------------  ----------   -----------
                                                            86.1%        89.4%         (3.7)%       85.0%        82.5%         3.0%
                                                      ============  ===========  ============ ============  ==========   ===========
Weighted average realized annual rent per occupied
square foot for the period (b):
   Self-storage facilities acquired in 2006......       $   12.88    $      -             -     $   13.37    $      -            -
   Self-storage facilities acquired in 2005......           12.07        10.05         20.1%        11.57         9.55        21.2%
   Self-storage facilities acquired in 2004......           12.08        10.88         11.0%        11.78        10.60        11.1%
                                                      ------------  -----------  ------------ ------------  ----------   -----------
                                                        $   12.17    $   10.66         14.2%    $   11.79    $   10.42        13.1%
                                                      ============  ===========  ============ ============  ==========   ===========
In place annual rent per occupied square foot at
September 30 (c):
   Self-storage facilities acquired in 2006......                                              $    14.53    $       -           -
   Self-storage facilities acquired in 2005......                                                   13.28        11.50        15.5%
   Self-storage facilities acquired in 2004......                                                   13.01        11.99         8.5%
                                                                                              ------------  ----------   -----------
                                                                                                    13.29        11.85        12.2%
                                                                                              ============  ==========   ===========
Number of Facilities at September 30:
     2006........................................                                                       12           -            12
     2005........................................                                                       32          21            11
     2004........................................                                                       45          45             -
                                                                                              ------------  ----------   -----------
                                                                                                        89          66            23
                                                                                              ============  ==========   ===========
Net rentable square feet at September 30:
   Self-storage facilities acquired in 2006......                                                      872            -          872
   Self-storage facilities acquired in 2005......                                                    2,390        1,469          921
   Self-storage facilities acquired in 2004 (d)..                                                    3,121        3,105           16
                                                                                              ------------  ----------   -----------
                                                                                                     6,383        4,574        1,809
                                                                                              ============  ==========   ===========
Cumulative acquisition cost at September 30:
   Self-storage facilities acquired in 2006......                                               $  103,544   $       -    $  103,544
   Self-storage facilities acquired in 2005......                                                  254,549     124,753       129,796
   Self-storage facilities acquired in 2004 (d)..                                                  260,801     259,487         1,314
                                                                                              ------------  ----------   -----------
                                                                                                $  618,894   $ 384,240    $  234,654
                                                                                              ============  ==========   ===========


     (a) Total net operating income before depreciation and amortization, which is a non-GAAP measure, for our acquired self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization to consolidated net income is included in Note 13 to our September 30, 2006 condensed consolidated financial statements, "Segment Information."

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

         The 2005 and 2006 acquisitions were acquired at various dates throughout each period. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at September 30, 2006 and 2005, reflect the amounts for those facilities we owned at each of those respective dates.

         During 2004, we acquired a total of 45 self-storage facilities with cumulative acquisition costs of approximately $260,801,000, containing an aggregate of approximately 3,121,000 net rentable square feet and are located principally in the Buffalo, Dallas, Miami, Milwaukee, and Minneapolis metropolitan areas.

         During 2005, we acquired a total of 32 self-storage facilities, principally in single-property transactions, for an aggregate cost of $254,549,000. These facilities contain in the aggregate approximately 2,390,000 net rentable square feet and are located principally in the Atlanta, Chicago, Miami, and New York metropolitan areas.

         For the nine months ended September 30, 2006, we acquired a total of 12 self-storage facilities, each in a single-property transaction, containing an aggregate of approximately 872,000 net rentable square feet for an aggregate cost of $103,544,000 located in California, Florida, Illinois, New York, Virginia, New Jersey, Delaware, Georgia and Colorado.

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

EXPANSION SELF-STORAGE FACILITIES

                                                         Three Months Ended                         Nine Months Ended
                                                            September 30,                             September 30,
                                                     ---------------------------                --------------------------
                                                          2006          2005         Change          2006         2005       Change
                                                     -------------  ------------- ------------  ------------- ------------ ---------
Rental income:
--------------
   New Orleans facilities (a) ...............         $    1,401     $    1,031    $      370    $    4,362    $    3,986  $   376
   Other expansion facilities................             12,581         10,719         1,862        35,416        30,515    4,901
                                                     -------------  ------------- ------------  ------------- ------------ ---------
     Total rental income.....................             13,982         11,750         2,232        39,778        34,501    5,277
                                                     -------------  ------------- ------------  ------------- ------------ ---------
Cost of operations before depreciation:
---------------------------------------
   New Orleans facilities....................                456            500           (44)        1,229         1,475     (246)
   Other expansion facilities................              3,764          3,533           231        11,529        10,503    1,026
                                                     -------------  ------------- ------------  ------------- ------------ ---------
     Total cost of operations................              4,220          4,033           187        12,758        11,978      780
                                                     -------------  ------------- ------------  ------------- ------------ ---------
Net operating income before depreciation:
-----------------------------------------
   New Orleans facilities....................                945            531           414         3,133         2,511      622
   Other expansion facilities................              8,817          7,186         1,631        23,887        20,012    3,875
                                                     -------------  ------------- ------------  ------------- ------------ ---------
   Total net operating income before depreciation          9,762          7,717         2,045        27,020        22,523    4,497
   (b)
 Depreciation................................             (3,765)        (2,739)       (1,026)       (9,780)       (7,998)  (1,782)
                                                     -------------  ------------- ------------  ------------- ------------ ---------
   Net operating income......................         $    5,997     $    4,978    $    1,019    $   17,240    $   14,525  $ 2,715
                                                     =============  ============= ============  ============= ============ =========
Weighted average square foot occupancy during the
-------------------------------------------------
period:
-------
   New Orleans facilities (c)................              82.1%          91.7%        (10.5)%        82.9%         90.6%     (8.5)%
   Other expansion facilities................              83.5%          87.7%         (4.8)%        81.0%         85.3%     (5.0)%
                                                     -------------  ------------- ------------  ------------- ------------ ---------
                                                           83.4%          87.4%         (4.6)%        81.2%         86.0%     (5.6)%
                                                     =============  ============= ============  ============= ============ =========
Weighted average realized rent per occupied square
--------------------------------------------------
foot during the period (d):
---------------------------
   New Orleans facilities (c) ...............         $     9.90     $    8.16           21.3%    $    8.68    $   10.59     (18.0)%
   Other expansion facilities................              12.84         11.87            8.2%        12.44        11.80       5.4%
                                                     -------------  ------------- ------------  ------------- ------------ ---------
                                                      $    12.62     $   11.56            9.2%    $   12.14    $   11.65       4.2%
                                                     =============  ============= ============  ============= ============ =========
In place annual rent per occupied square foot at
------------------------------------------------
September 30 (e):
   New Orleans facilities (c) ...............                                                     $   14.41    $   13.39       7.6%
   Other expansion facilities................                                                         13.93        13.26       5.1%
                                                                                                 ------------ ------------ ---------
                                                                                                  $   13.97    $   13.27       5.3%
                                                                                                 ============ ============ =========
Number of Facilities at September 30:
-------------------------------------
   New Orleans facilities....................                                                             8            8         -
   Other expansion facilities................                                                            53           53         -
                                                                                                 ------------ ------------ ---------
                                                                                                         61           61         -
                                                                                                 ============ ============ =========
Net rentable square feet (in thousands,
---------------------------------------
at end of period) (f):
----------------------
   New Orleans facilities....................                                                           524          524         -
   Other expansion facilities................                                                         4,828        4,123       705
                                                                                                 ------------ ------------ ---------
                                                                                                      5,352        4,647       705
                                                                                                 ============ ============ =========


     (a) Rental income for the New Orleans Facilities for the three and nine months ended September 30, 2006 includes $277,000 and $1,217,000, respectively, in business interruption proceeds we expect to receive from our insurers, relative to losses occurring in each respective period (none for the same periods in 2005).

     (b) Total net operating income before depreciation, which is a non-GAAP measure, for our expansion self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 13 to our September 30, 2006 condensed consolidated financial statements, "Segment Information."

     (c) Occupied and available square footage excludes the impact of units taken offline due to hurricane damage, where such amounts are factored in to the computations of weighted average square foot occupancy, weighted average realized rent per occupied square foot, and in place annual rent per occupied square foot.

     (d) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due. Realized rent per square foot excludes the impact of $277,000 and $1,217,000 in business interruption proceeds we expect to receive from our insurers relative to the New Orleans facilities for the three and nine months ended September 30, 2006, respectively (none for the same periods in 2005).

     (e) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees.


     (f) Square footage excludes 299,000 net rentable containerized storage space initially developed for the containerized storage business at September 30, 2006, but includes square footage taken offline due to hurricane damage.


         All of the New Orleans facilities were closed for operations for several weeks following the hurricane; however, all but two of these facilities have since reopened. The six that are operating are not operating at full capacity, as many units are unavailable for lease due to damage. The two facilities that remain closed will not be able to reopen at all without substantial restoration and repair work. Notwithstanding that six of our facilities in New Orleans are currently operating, we believe that the indirect economic effects of the hurricane on the city may have a negative impact on our facilities' operating results, and these effects are expected to continue for an indeterminate time period. Included in revenues for the three and nine months ended September 30, 2006 are $277,000 and $1,217,000, respectively, in expected business interruption proceeds for these facilities, representing the loss of business for the nine months ended September 30, 2006.

         We expect that the Expansion Facilities, other than the New Orleans facilities, will continue to provide growth to our earnings during the remainder of 2006 as we continue to rent the newly added vacant space. The weighted average occupancy level of these facilities was 83.5%, and 81.0% for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, the weighted average occupancy level of these facilities was 87.7% and 85.3%, respectively.

         We expect that we will continue to redevelop additional facilities; at September 30, 2006, we have five projects with an aggregate cost of $18,883,000 to convert the containerized storage space into self-storage space and 44 other expansion and repackaging projects to enhance the visual appeal of our facilities or increase their net rentable space at an aggregate cost of $219,232,000. These activities will increase our self-storage space by an aggregate of 2,750,000 net rentable square feet and will result in short-term dilution to earnings. However, we believe that expansion of our existing self-storage facilities in markets that have unmet storage demand, and improving our existing facilities' competitive position through enhancing their visual appeal, provide an important means to improve the Company's earnings. Further, the construction cost for these expansions is generally lower on a per-square foot basis than the development of a new facility, resulting in a higher yield potential on invested capital. There can be no assurance about the future level of such expansion and enhancement opportunities, and these projects are subject to contingencies.

         SELF-STORAGE OPERATIONS - DEVELOPED FACILITIES

         We have 44 newly developed self-storage facilities, and 17 facilities that were developed to contain both self-storage and containerized storage at the same location ("Combination Facilities") that have not been operating at a stabilized level of operations since January 1, 2004. At September 30, 2006, these newly developed facilities have an aggregate of 5,102,000 net rentable square feet of self-storage space and 125,000 net rentable square feet of industrial space developed originally for our containerized storage business. Aggregate development cost for these 61 facilities was approximately $539,174,000 at September 30, 2006. The operating results of the self-storage facilities and Combination Facilities are reflected in the Self-Storage Operations table under the caption, "Developed Facilities." These facilities are not included in the "Same Store" portfolio because their operations have not been stabilized.

         The following table sets forth the operating results and selected operating data with respect to the Developed Facilities:


DEVELOPED SELF-STORAGE FACILITIES                     Three Months Ended                       Nine Months Ended
                                                         September 30,                           September 30,
                                                   -------------------------               -------------------------
                                                       2006         2005        Change        2006          2005        Change
                                                   ------------- -----------  -----------  -----------  ------------  -----------
                                                     (Amounts in thousands, except per square foot amounts and facility count)
Rental income:
  Self-storage facilities opened in 2006.......     $      375    $       -   $      375   $      431   $        -    $    431
  Self-storage facilities opened in 2005.......            784          154          630        1,737          204       1,533
  Self-storage facilities opened in 2004.......          2,047        1,505          542        5,407        3,759       1,648
  Self-storage facilities opened in 2003 and 2002        7,322        6,452          870       20,841       18,338       2,503
  Combination facilities.......................          5,516        4,422        1,094       15,289       12,394       2,895
                                                   ------------- -----------  -----------  -----------  ------------  -----------
     Total rental income.......................         16,044       12,533        3,511       43,705       34,695       9,010
                                                   ------------- -----------  -----------  -----------  ------------  -----------
Cost of operations before depreciation:
  Self-storage facilities opened in 2006.......            344            -          344          458            -         458
  Self-storage facilities opened in 2005.......            381          187          194        1,201          304         897
  Self-storage facilities opened in 2004.......            641          525          116        1,770        1,703          67
  Self-storage facilities opened in 2003 and 2002        2,161        2,096           65        6,556        6,362         194
  Combination facilities.......................          1,899        1,502          397        5,557        5,007         550
                                                   ------------- -----------  -----------  -----------  ------------  -----------
     Total cost of operations before depreciation        5,426        4,310        1,116       15,542       13,376       2,166
                                                   ------------- -----------  -----------  -----------  ------------  -----------
Net operating income before depreciation:
  Self-storage facilities opened in 2006.......             31            -           31          (27)           -         (27)
  Self-storage facilities opened in 2005.......            403          (33)         436          536         (100)        636
  Self-storage facilities opened in 2004.......          1,406          980          426        3,637        2,056       1,581
  Self-storage facilities opened in 2003 and 2002        5,161        4,356          805       14,285       11,976       2,309
  Combination facilities.......................          3,617        2,920          697        9,732        7,387       2,345
                                                   ------------- -----------  -----------  -----------  ------------  -----------
   Net operating income before depreciation (a)         10,618        8,223        2,395       28,163       21,319       6,844
 Depreciation..................................         (3,857)      (3,296)        (561)     (10,975)      (9,584)     (1,391)
                                                   ------------- -----------  -----------  -----------  ------------  -----------
   Net operating income........................     $    6,761    $   4,927   $    1,834   $   17,188   $   11,735    $  5,453
                                                   ============= ===========  ===========  ===========  ============  ===========
Weighted average square foot occupancy during
the period:
  Self-storage facilities opened in 2006.......          35.5%          -            -         26.0%           -            -
  Self-storage facilities opened in 2005.......          52.8%       29.1%        81.4%        42.6%        15.0%       184.0%
  Self-storage facilities opened in 2004.......          89.5%       82.0%         9.1%        87.0%        66.3%        31.2%
  Self-storage facilities opened in 2003 and 2002        91.9%       91.9%         0.0%        92.1%        90.2%         2.1%
  Combination facilities.......................          80.6%       82.1%        (1.8)%       77.8%        78.6%        (1.0)%
                                                   ------------- -----------  -----------  -----------  ------------  -----------
                                                         81.0%       82.3%        (1.6)%       79.2%        80.9%        (2.1)%
                                                   ============= ===========  ===========  ===========  ============  ===========
Weighted average realized rent per occupied
square foot during the period (b):
  Self-storage facilities opened in 2006.......     $   13.97$          -           -      $  11.2$            -            -
  Self-storage facilities opened in 2005.......         12.15        8.02        51.5%        11.07         6.95         59.3%
  Self-storage facilities opened in 2004.......         16.79       14.43        16.4%        16.03        13.74         16.7%
  Self-storage facilities opened in 2003 and 2002       15.69       13.88        13.0%        14.94        13.40         11.5%
  Combination facilities.......................         13.71       12.84         6.8%        13.36        12.70          5.2%
                                                   ------------- -----------  -----------  -----------  ------------  -----------
                                                    $   14.78     $ 13.42        10.1%     $  14.20     $  13.10          8.4%
                                                   ============= ===========  ===========  ===========  ============  ===========


DEVELOPED SELF-STORAGE FACILITIES
(continued)

                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,                           September 30,
                                                   -------------------------               -------------------------
                                                       2006         2005        Change        2006          2005        Change
                                                   ------------- -----------  -----------  -----------  ------------  -----------
                                                   (Amounts in thousands, except per square foot amounts and facility count)
In place annual rent per occupied square foot at
-------------------------------------------------
September 30 (c):
  Self-storage facilities opened in 2006.......                                            $  23.2$     $      -             -
  Self-storage facilities opened in 2005.......                                               14.71        12.29         19.7%
  Self-storage facilities opened in 2004.......                                               17.88        16.57          7.9%
  Self-storage facilities opened in 2003 and 2002                                             16.54        15.09          9.6%
  Combination facilities.......................                                               14.97        14.02          6.8%
                                                                                           -----------  ------------  -----------
                                                                                           $  16.13     $  14.77          9.2%
                                                                                           ===========  ============  ===========
Number of facilities at September 30:
  Self-storage facilities opened in 2006.......                                                   3            -            3
  Self-storage facilities opened in 2005.......                                                   6            3            3
  Self-storage facilities opened in 2004.......                                                   7            7            -
  Self-storage facilities opened in 2003 and 2002                                                28           28            -
  Combination facilities.......................                                                  17           17            -
                                                                                           -----------  ------------  -----------
                                                                                                 61           55            6
                                                                                           ===========  ============  ===========
Square Footage at September 30:
  Self-storage facilities opened in 2006.......                                                   281            -         281
  Self-storage facilities opened in 2005.......                                                   463          259         204
  Self-storage facilities opened in 2004.......                                                   505          505           -
  Self-storage facilities opened in 2003 and 2002                                               1,937        1,937           -
  Combination facilities (d)...................                                                 1,916        1,669         247
                                                                                           -----------  ------------  -----------
                                                                                                5,102        4,370         732
                                                                                           ===========  ============  ===========
Cumulative development cost at September 30:
  Self-storage facilities opened in 2006.......                                              $ 49,519     $      -    $ 49,519
  Self-storage facilities opened in 2005.......                                                37,820       15,893      21,927
  Self-storage facilities opened in 2004.......                                                60,579       60,573           6
  Self-storage facilities opened in 2003 and 2002                                             211,621      204,473       7,148
  Combination facilities (d)...................                                               179,635      175,370       4,265
                                                                                           -----------  ------------  -----------
                                                                                             $539,174     $456,309    $ 82,865
                                                                                           ===========  ============  ===========


     (a) Total net operating income before depreciation, which is a non-GAAP measure, for our developed self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 13 to our September 30, 2006 condensed consolidated financial statements, "Segment Information."

     (b) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due, and therefore amounts for the three and nine months ended September 30, 2006 and 2005 may not be comparable to the same periods in prior years for self-storage facilities opened in 2006 and 2005. We typically provide significant promotional discounts to new tenants when a facility first opens for operations. As facilities reach a stabilized occupancy level, the amounts of discounts given will be reduced significantly.

     (c) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees.

     (d) Square footages exclude industrial space developed for containerized storage activities totaling 125,000 net rentable square feet at September 30, 2006. Since January 1, 2003, we have converted industrial space no longer used by the discontinued containerized storage business into 1,553,000 net rentable square feet of traditional self-storage space, at an aggregate cost of $25,964,000.

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

         The annualized yield on costs for these facilities for the nine months ended September 30, 2006, based on net operating income before depreciation, was approximately 7.0%, which is lower than our ultimate yield expectations. We expect these yields to increase as these facilities reach stabilization of both occupancy levels and realized rents. Properties that were developed before 2005 have contributed greatly to our earnings growth. The growth in properties developed in 2004 was principally due to occupancy growth, and growth for properties developed in 2003 and 2002 were due principally to rate increases. We expect that these facilities will continue to provide growth to our earnings.

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

         The following chart sets forth the operations of the Newly Consolidated Facilities (amounts in thousands):

                                                   Three Months          Nine Months
                                                      Ended                 Ended
                                                 September 30, 2006    September 30, 2006
                                                 ------------------  --------------------
   Rental income...............................  $      3,686          $     10,874
   Cost of operations (excluding depreciation).           924                 2,644
                                                 ------------------  --------------------
   Net operating income before depreciation (a)         2,762                 8,230
   Depreciation................................          (116)                 (504)
                                                 ------------------  --------------------
      Net operating income.....................  $      2,646          $      7,726
                                                 ==================  ====================
   Weighted average square foot occupancy
   during the period:..........................         89.6%                89.1%

   Weighted average realized annual rent per
   occupied square foot for the period:........  $        16.77        $      16.47

   In place annual rent per occupied square
   foot at September 30:.......................                        $      18.88



     (a) Total net operating income before depreciation, which is a non-GAAP measure, for our commercial property segment is presented in Note 13 to our condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

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

         We acquired 309,000 net rentable square feet in the merger with Shurgard. As a result, at September 30, 2006 total net rentable square feet increased to 1,605,000 from 1,296,000 at June 30, 2006. Our commercial space is principally operated at certain of the self-storage facilities.

         The results of our commercial operations are provided in the table below (amounts in thousands):

Commercial Property Operations:
(excluding discontinued operations)

                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                           ------------------------------------   -------------------------------------
                                              2006         2005        Change        2006         2005        Change
                                           ------------ ----------- -----------   ------------ -----------  -----------
Rental income.........................      $   3,408   $   2,918     $    490     $   9,413   $   8,693    $     720
Cost of operations....................         (1,497)     (1,122)        (375)       (4,080)     (3,292)        (788)
                                           ------------ ----------- -----------   ------------ -----------  -----------
   Net operating income before
   depreciation (a)...................          1,911       1,796          115         5,333       5,401          (68)
 Depreciation.........................           (643)       (562)         (81)       (1,777)     (1,721)         (56)
                                           ------------ ----------- -----------   ------------ -----------  -----------
   Operating income...................      $   1,268    $  1,234     $     34     $   3,556    $  3,680    $    (124)
                                           ============ =========== ===========   ============ ===========  ===========

     (a) Total net operating income before depreciation, which is a non-GAAP measure, for our commercial property segment is presented in Note 13 to our September 30, 2006 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

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

Containerized Storage:
(excluding discontinued operations)

                                                 Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                          --------------------------------- -----------------------------------
                                             2006       2005      Change       2006        2005       Change
                                          ----------- ---------- ---------- ----------  ----------  -----------
                                                                 (Amounts in thousands)
Rental and other income ............       $ 4,353     $ 4,480    $  (127)    $12,483    $12,305      $   178
Cost of operations:
    Direct operating costs..........         3,135       3,308       (173)      9,234      8,602          632
    Facility lease expense..........           772         368        404       2,202      1,090        1,112
                                          ----------- ---------- ---------- ----------  ----------  -----------
      Total cost of operations......         3,907       3,676        231      11,436      9,692        1,744
                                          ----------- ---------- ---------- ----------  ----------  -----------
Net operating (loss) income before
depreciation (a)....................           446         804       (358)      1,047      2,613       (1,566)
   Depreciation expense (b).........          (179)       (313)       134        (662)    (2,490)       1,828
                                          ----------- ---------- ---------- ----------  ----------  -----------
Operating (loss) income.............       $   267     $   491    $  (224)    $   385    $   123      $   262
                                          =========== ========== ========== ==========  ==========  ===========


     (a) Total net  operating  income before  depreciation,  which is a non-GAAP measure described above, for our containerized storage segment is presented in Note 13 to our September 30, 2006 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

     (b) Depreciation expense principally relates to the depreciation of containers; however, depreciation expense for the three and nine months ended September 30, 2006 includes $126,000 and $504,000, respectively, related to real estate facilities compared to $262,000 and $786,000 for the same periods in 2005, respectively.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods from city to city. At September 30, 2006, there were approximately 21,065 occupied containers in the continuing facilities.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). Direct operating costs for the three and nine months ended September 30, 2006 also includes approximately $337,000 and $960,000 of research and development costs, respectively. Facility lease expense has increased significantly as we have moved the operations from wholly-owned combination facilities to facilities that we lease from third parties.

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

         ANCILLARY OPERATIONS: Our Ancillary operations include the operating results of our tenant insurance, truck rental, merchandise, and third-party property management operations. The following table sets forth our ancillary operations:


                                             Three Months Ended                      Nine Months Ended
                                               September 30,                            September 30,
                                          ----------------------                ------------------------
                                             2006         2005       Change         2006         2005       Change
                                          ----------- ---------- ------------   ------------ -----------  ----------
                                                                     (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums.....      $   9,790   $   6,332   $  3,458       $   24,379  $   18,499   $   5,880
    Merchandise sales...............          7,566       6,261      1,305           18,879      17,513      1,366
    Truck rentals...................          4,106       4,208       (102)          10,535      10,550        (15)
    Property management.............            644         786       (142)           1,856       2,241       (385)
                                          ----------- ---------- ------------   ------------ -----------  ----------
       Total revenues...............         22,106      17,587      4,519           55,649      48,803      6,846
                                          ----------- ---------- ------------   ------------ -----------  ----------
Cost of operations:
    Tenant reinsurance..............          3,714       3,017        697            9,929       7,560      2,369
    Merchandise sales...............          6,347       5,096      1,251           16,541      14,380      2,161
    Truck rentals...................          3,328       3,322          6            9,089       9,722       (633)
    Property management.............             58         178       (120)             200         508       (308)
                                          ----------- ---------- ------------   ------------ -----------  ----------
       Total cost of operations.....         13,447      11,613      1,834           35,759      32,170      3,589
                                          ----------- ---------- ------------   ------------ -----------  ----------
Net operating income:
    Tenant reinsurance..............          6,076       3,315      2,761           14,450      10,939      3,511
    Merchandise sales...............          1,219       1,165         54            2,338       3,133       (795)
    Truck rentals...................            778         886       (108)           1,446         828        618
    Property management.............            586         608        (22)           1,656       1,733        (77)
                                          ----------- ---------- ------------   ------------ -----------  ----------
       Total net operating income...      $   8,659   $   5,974   $  2,685       $   19,890  $   16,633   $  3,257
                                          =========== ========== ============   ============ ===========  ==========


         Tenant reinsurance operations
         -----------------------------

         PSIC reinsures policies against losses to goods stored by tenants in our self-storage facilities. Revenues are comprised of fees charged to tenants electing such policies. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers (described below), as well as claims adjusting expenses.

         For 2005, we had outside third-party insurance coverage for claims paid exceeding $500,000 resulting from any individual event, to a limit of $10,000,000. Effective January 1, 2006, such coverage was revised to cover claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000.

         The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, premiums charged for such insurance and existing tenant retention to continue participating in the insurance program. For the nine months ended September 30, 2006 and 2005, approximately 32.4% and 33.0%, respectively, of our self-storage tenant base had such policies. During 2005 and 2004, we experienced damage caused by hurricanes to several of our facilities in our Florida and New Orleans markets. As a result of such damage, we recorded estimated tenant claim expense during the quarter in which the damage occurred. As time progressed, the tenant claims liabilities were adjusted, either increasing or decreasing the liabilities, based on actual claims history. As a result of these adjustments, we experienced significant volatility in our reported quarterly cost of operations, particularly with respect to 2005.

         The future cost of operations will be dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties. The aforementioned increase in the deductible of $1,500,000 per event could result in higher loss expense in the remainder of 2006, depending upon the number of catastrophic losses that occur.

         For the quarter ended September 30, 2006, tenant reinsurance revenues and cost of operations, respectively, included $745,000 and $291,000 with respect to the Shurgard facilities we acquired in the United States, and $784,000 and $260,000 for the Shurgard facilities in Europe.

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

         The revenues of these activities have remained relatively stable during the periods reflected in the table above. Cost of operations with respect to merchandise sales has increased approximately $1,251,000, or 24.5% for the three months ended September 30, 2006 as compared to the same period in 2005. This increase has been caused primarily by higher payroll costs, as we have added more retail store managers combined with higher cost of purchasing inventory for sale. The primary factors impacting the levels of operations of these activities are the levels of customer traffic at our self-storage facilities, including the levels of move-ins.

         For the quarter ended September 30, 2006, merchandise revenues and cost of operations, respectively, included $929,000 and $481,000 with respect to the Shurgard facilities we acquired in the United States, and $778,000 and $376,000 for the Shurgard facilities in Europe.

         For the quarter ended September 30, 2006, truck revenues and cost of operations, respectively, included $290,000 and $234,000 with respect to the Shurgard facilities we acquired in the United States.

         Property management operations
         ------------------------------

         We manage 34 self-storage facilities on behalf of third-party owners and 22 self-storage facilities that are owned by the Unconsolidated Entities. Under the supervision of the property owners, we coordinate rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers, and independent contractors. We also assist and advise the property owners in establishing policies for the hire, discharge, and supervision of employees for the operation of these facilities.

         Property management operations declined in the nine months ended September 30, 2006 as compared to the same period in 2005, due to our consolidation, effective January 1, 2006, of three partnerships owning 16 self-storage facilities that we had previously accounted for under the equity method of accounting. This resulted in the elimination in consolidation of management fee income and cost of operations with respect to these three partnerships for periods after January 1, 2006.

         Our operating income from these activities is generally dependent upon the revenues earned at the managed facilities, because our management fee is based upon revenues. Management contracts with the third-party owners can be terminated by either party upon 60 days written notice.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in eight limited partnerships at September 30, 2006. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the three and nine months ended September 30, 2006 and 2005 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


                                                 Three Months Ended                     Nine Months Ended
                                                   September 30,                           September 30,
                                             --------------------------              -------------------------
                                                  2006         2005        Change        2006         2005        Change
                                             ------------  ------------ ------------ ------------  ----------- ------------
                                                                         (Amounts in thousands)

Property operations:
  PSB....................................     $  18,664     $  17,737    $     927    $  54,775    $  51,865   $    2,910
  Acquisition Joint Venture..............           110            75           35          297          189          108
  Newly consolidated partnerships (1)....             -         1,322       (1,322)           -        3,912       (3,912)
  Other investments (2)..................           763           722           41        2,141        2,002          139
                                             ------------  ------------ ------------ ------------  ----------- ------------
                                                 19,537        19,856         (319)      57,213       57,968         (755)
                                             ------------  ------------ ------------ ------------  ----------- ------------
Depreciation:
  PSB....................................        (9,779)       (8,352)      (1,427)     (28,034)     (24,887)      (3,147)
  Acquisition Joint Venture..............           (70)          (68)          (2)        (207)        (202)          (5)
  Newly consolidated partnerships (1)....             -          (216)         216            -         (632)         632
  Other investments (2)..................          (182)         (186)           4         (510)        (544)          34
                                             ------------  ------------ ------------ ------------  ----------- ------------
                                                (10,031)       (8,822)      (1,209)     (28,751)     (26,265)      (2,486)
                                             ------------  ------------ ------------ ------------  ----------- ------------
Other: (3)
  PSB (4)................................        (6,867)       (1,134)      (5,733)     (19,107)     (11,149)      (7,958)
  Newly consolidated partnerships (1)....             -           (31)          31            -         (110)         110
  Other investments (2)..................           (21)          (16)          (5)        (147)         (62)         (85)
                                             ------------  ------------ ------------ ------------  ----------- ------------
                                                 (6,888)       (1,181)      (5,707)     (19,254)     (11,321)      (7,933)
                                             ------------  ------------ ------------ ------------  ----------- ------------
Total equity in earnings of real estate
entities..................................    $   2,618     $   9,853    $  (7,235)   $   9,208    $  20,382   $  (11,174)
                                             ============  ============ ============ ============  =========== ============


     (1) As described more fully in Note 2 to our financial statements, we commenced consolidating the accounts of three limited partnerships that we had previously accounted for under the equity method of accounting. Accordingly, equity in income with respect to these partnerships ceased effective January 1, 2006.

     (2) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and nine months ended September 30, 2006 and 2005.

     (3) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $271,000 and $729,000 for the three and nine months ended September 30, 2006, respectively, as compared to $131,000 and $375,000, respectively, for the same periods in 2005.

     (4) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

         Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net decrease of equity in earnings of $576,000 and $282,000 for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, our pro rata share of these items resulted in net increases of $5,458,000 and $7,033,000, respectively.

         The impact of the PSB items discussed above led to a decrease in equity in earnings of real estate entities totaling $6,034,000 and $7,315,000, respectively, when comparing the three and nine month periods ended September 30, 2006 to the same periods in 2005. In addition, equity in earnings real estate entities decreased due to our consolidation of three limited partnerships effective January 1, 2006 as described in Note 2 to our condensed consolidated financial statements. As a result of this consolidation, equity in income with respect to these partnerships ceased effective January 1, 2006.

         Equity in earnings of PSB represents our pro rata share (approximately 44% for the nine months ended September 30, 2006 and 2005) of the earnings of PSB. Throughout 2005 and the nine months ended September 30, 2006, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At September 30, 2006, PSB owned and operated 18.2 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at September 30, 2006 pursuant to property management agreements.

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

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2006, our pro-rata share of earnings with respect to two of the facilities acquired directly from third parties by the Acquisition Joint Venture in 2004, at an aggregate cost of $9,086,000, are reflected in Equity in Earnings in the table above. Our initial investment in the Acquisition Joint Venture with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties.

         The "Other Investments" are comprised primarily of our equity in earnings from four limited partnerships, for which we held an approximate consistent level of equity interest throughout 2005 and the first nine months of 2006. The Company formed these limited partnerships during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Ancillary operations." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other Investments" will be dependent upon the operating results of the 20 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 6 to our condensed consolidated financial statements for the operating results of these entities for the nine months ended September 30, 2006 and 2005.

OTHER INCOME AND EXPENSE ITEMS

         INTEREST AND OTHER INCOME: Interest and other income was $12,651,000 and $27,773,000 for the three and nine months ended September 30, 2006, respectively, as compared to $4,717,000 and $11,004,000, respectively, for the same periods in 2005. This increase is due to earning higher interest rates on invested cash balances combined with significantly higher average cash balances invested in interest-bearing accounts as compared to the same periods in 2005.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $113,531,000 and $212,206,000 for the three and nine months ended September 30, 2006, respectively, compared to $47,896,000 and $144,074,000 for the same periods in 2005.

         The increase in depreciation and amortization for the three and nine months ended September 30, 2006, as compared to the same period in 2005 is due primarily to $50,626,000 in amortization expense recorded during the three months ended September 30, 2006 on the intangible assets for the value of the storage tenants in place which we acquired in the Shurgard merger. These intangible assets were valued in our purchase accounting analysis at $483,107,000 and are being amortized over a three year useful life. Amortization is expected to be approximately $94,800,000 in the fourth quarter of 2006, $69,700,000 in the first quarter of 2007 and approximately $125,000,000 during the remainder of 2007.

         The remainder of the increase in depreciation and amortization for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 is due primarily to assets acquired in the Shurgard merger and to our newly developed and acquired facilities. See Notes 2 and 3 to our unaudited condensed consolidated financial statements for further discussion of the Shurgard merger and the acquisition of tangible and intangible assets.

         Also included in depreciation and amortization expense for the nine months ended September 30, 2006 is $1,651,000 (none for the three months ended September 30, 2006) related to the amortization of intangibles, as compared to $1,651,000 and $4,953,000 for the three and nine months ended September 30, 2005, respectively. Amortization ceased as of April 1, 2006, as described more fully in Note 2 to our unaudited condensed consolidated financial statements.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $36,242,000 and $49,996,000 for the three and nine months ended September 30, 2006, as compared to $5,621,000 and $16,890,000 for the same periods in 2005, representing increases of $30,621,000 and $33,106,000, respectively. General and administrative expense principally consists of state income taxes, investor relations expenses and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance and stock-based compensation, and product research and development expenditures.

         General and administrative expense for the three months ended September 30, 2006 include costs and expenses totaling $18,086,000 incurred in connection with the integration of Shurgard and Public Storage, costs for cancelled development projects in the U.S. and Europe totaling $9,319,000 and contract termination fees of $2,233,000. We expect to incur an additional $15 million to $20 million in additional integration costs in the fourth quarter of 2006.

         Restricted stock and stock option expense amounted to approximately $1,841,000 and $4,868,000 for the three and nine months ended September 30, 2006, respectively, as compared to $1,196,000 and $3,579,000, respectively, for the same periods in 2005.

         INTEREST EXPENSE: Interest expense was $9,323,000 and $12,752,000 for the three and nine months ended September 30, 2006, respectively, compared to $2,471,000 and $5,928,000, respectively, for the same periods in 2005. Interest capitalized during the three and nine months ended September 30, 2006 was $530,000 and $1,599,000, respectively, as compared to $710,000 and $2,054,000, respectively, for the same periods in 2005. The increase in interest expense is primarily due to $7,154,000 in interest incurred on the debt and other obligations we assumed in the Shurgard merger partially offset by a decrease of $669,000 in interest expense due to lower balances on our outstanding notes. See also Notes 8 and 9 to our unaudited condensed consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates. Based upon the level of debt outstanding at September 30, 2006, and the interest rates in effect at that time on the various variable rate components of our debt and the fixed rates of interest, interest expense would be approximately $16,985,000 in the fourth quarter of 2006 with respect to the debt we assumed from Shurgard.

         During the three months ended September 30, 2006, we paid $881,000 related to interest rate and currency swaps acquired in the Shurgard merger. We have included this $881,000 as a reduction of income on derivatives, net on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006. See discussion below under Income from Derivatives, Net.

         FOREIGN EXCHANGE LOSS: We had foreign exchange losses of $172,000 for the three and nine months ended September 30, 2006.

         INCOME FROM DERIVATIVES, NET: This represents a gain as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 offset by interest expense incurred on certain derivative instruments. The gain of $32,000 for the three and nine months ended September 30, 2006 is primarily the net effect of gains of $913,000 in changes in value of our interest rate swaps and currency forward contracts on the euro that do not qualify for hedge accounting, partially offset by payments of $881,000 incurred in connection with certain interest rate swaps and foreign currency exchange derivatives acquired in the Shurgard merger as described under Note 3 to our condensed consolidated financial statements.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and nine months ended September 30, 2006 and 2005:


                                                       Three Months Ended                            Nine Months Ended
                                                         September 30,                                 September 30,
                                                 ---------------------------               ---------------------------
                                                   2006           2005          Change        2006           2005          Change
                                                 ------------ --------------  ----------   -----------    -----------    -----------
                                                                               (Amounts in thousands)
Preferred partnership interests:
   Ongoing distributions (a).................     $  5,403     $    3,591     $  1,812      $ 13,652      $   12,556      $  1,096
   Special Distribution and EITF Topic D-42 (b)          -              -            -             -             874          (874)
Acquired minority interests (c)..............            -          1,309       (1,309)            -           5,426        (5,426)
Newly consolidated partnerships (d)..........        1,468              -        1,468         3,641               -         3,641
Convertible Partnership Units (e)............          120            148          (28)          356             350             6
Shurgard U.S. minority interests (f)                   191              -          191           191               -           191
Shurgard U.S European minority interests (g).       (1,279)             -       (1,279)       (1,279)              -        (1,279)
Other minority interests (h).................        2,687          2,195          492         7,916           7,149           767
                                                 ------------ --------------  ----------   -----------    -----------    -----------
    Total minority interests in income.......    $   8,590     $    7,243     $  1,347      $ 24,477      $   26,355     $  (1,878)
                                                 ============ ==============  ==========   ===========    ===========    ===========


     (a) The increase in ongoing distributions is due to the issuance of additional preferred partnership units offset by the redemption of $40,000,000 of our 9.5% Series N Preferred Units on March 17, 2005 and $45,000,000 of our 9.125% Series O Preferred units on March 29, 2005.

     (b) In accordance with the Securities and Exchange Commissions clarification of EITF Topic D-42, are original issuance costs with respect to our first quarter of 2005 redemption of preferred units included in minority interest in income for the three months ended March 31, 2005 totaling $874,000.

     (c) These amounts reflect income allocated to minority interests that the Company acquired in 2005 and are no longer outstanding at September 30, 2006.

     (d) These amounts reflect income allocated to minority interests for three entities that we commenced consolidating the accounts for effective January 1, 2006 (see Note 2 to our condensed consolidated financial statements). Included in minority interest in income for the three and nine months ended September 30, 2006 was $32,000 and $98,000, respectively, in depreciation expense.

     (e) These  amounts  reflect  the  minority  interests  represented  by  the
         Convertible   Partnership   Units   (see  Note  11  to  our   condensed
         consolidated financial statements).

     (f) These amounts reflect income allocated to minority interests in entities we acquired in the merger with Shurgard, and include $55,000 in depreciation in the three and nine months ended September 30, 2006.

     (g) These amounts reflect income allocated to minority interests from entities we acquired in the merger with Shurgard. These interests include the 80% partner's interests in the European joint ventures, First Shurgard and Second Shurgard, as well as those in domestic joint ventures. Included in minority interest in income is $742,000 for the three and nine months ended September 30, 2006 in depreciation, and $1,829,000 in interest expense.

     (h) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the nine months ended September 30, 2006 and 2005. Included in minority interest in income is $109,000 and $401,000 in depreciation expense for the three and nine months ended September 30, 2006, respectively, as compared to $57,000 and $536,000 for the same periods in 2005.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2005 and the nine months ended September 30, 2006, comprised of investments in the Consolidated Entities described in Note 9 to our condensed consolidated financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

         On May 9, 2006, one of our Consolidated Entities issued $100,000,000 of its 7.25% Series J Preferred Partnership Units. Accordingly, ongoing distributions with respect to preferred partnership interest are expected to increase.

         Discontinued Operations: As described more fully in Note 4 to our condensed consolidated financial statements, during 2002, 2003 and 2004, we implemented a business plan which included the closure of 43 of 55 containerized storage facilities that were open at December 31, 2001. The 43 facilities are hereinafter referred to as the "Closed Facilities."

         During July 2005, in an eminent domain proceeding, one of our self-storage facilities located in the Portland, Oregon market was condemned by local governmental authorities. Additionally, in July 2006, one of our self-storage facilities in our Seattle, Washington market was condemned by local governmental authorities in an eminent domain proceeding. Collectively, these Portland and Seattle facilities are referred to as "the Eminent Domain Facilities".

         The following table summarizes the historical operations of the Eminent Domain Facilities and the Closed Facilities:

DISCONTINUED OPERATIONS:
------------------------

                                              Three Months Ended                      Nine Months Ended
                                                September 30,                           September 30,
                                          --------------------------              ------------------------
                                             2006           2005        Change        2006         2005       Change
                                          ------------  ------------ -----------  ------------ ------------ ----------
                                                                     (Amounts in thousands)
Rental income.......................        $      1     $    281     $   (280)     $    193     $    887    $  (694)
Cost of operations...................            (21)         (80)          59          (109)        (524)       415
Depreciation and amortization ......              (9)         (41)          32           (50)        (150)       100
                                          ------------  ------------ -----------  ------------ ------------ ----------
Income before other items...........             (29)         160         (189)           34          213       (179)

Other items:
    Net gain on disposition of assets          2,370        5,180       (2,810)        2,370        6,323     (3,953)
                                          ------------  ------------ -----------  ------------ ------------ ----------
Net discontinued operations.........        $  2,341     $  5,340     $ (2,999)     $  2,404     $  6,536    $(4,132)
                                          ============  ============ ===========  ============ ============ ==========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future. In addition, at September 30, 2006, cash on hand totaled $124,119,000 and we had no outstanding borrowings under our $200,000,000 bank line of credit. We anticipate that a significant portion of the cash on-hand will be utilized in connection with the proposed merger with Shurgard, see below.

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


                                                                          Nine Months Ended September 30,
                                                                       -------------------------------------
                                                                            2006               2005
                                                                       -----------------  ------------------
                                                                             (Amounts in thousands)
Net cash provided by operating activities.......................         $    582,152       $    508,340

Distributions to minority interest (Preferred Units)............              (13,652)           (12,556)
Distributions to minority interest (common equity)..............              (11,037)           (11,805)
                                                                       -----------------  ------------------
Cash from operations allocable to our shareholders..............              557,463            483,979

Capital improvements to maintain our facilities.................              (44,366)           (13,286)
                                                                       -----------------  ------------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................              513,097            470,693

Distributions paid:
  Preferred stock dividends.....................................             (159,256)          (126,286)
  Equity Stock, Series A dividends..............................              (16,068)           (16,087)
  Distributions to Common shareholders..........................             (213,281)          (179,822)
                                                                       -----------------  ------------------
Cash available for principal payments on debt and reinvestment..         $    124,492       $    148,498
                                                                       =================  ==================

         Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies with cash on hand at September 30, 2006, internally generated retained cash flows and proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity. We have in the past used our $200,000,000 line of credit as temporary "bridge" financing and repaid those amounts with internally generated cash flows and proceeds from the placement of permanent capital.

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

         Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2006, we have domestic mortgage debt outstanding of $274,891,000, which encumbers 106 facilities with an aggregate net book value of approximately $1,063,558,000 and European mortgage debt and capital leases outstanding of $675,134,000, which encumbers 154 facilities with an aggregate net book value of approximately $1,148,841,000. At September 30, 2006, we also have Debt to Joint Venture Partner amounting to $37,214,000 with respect to ten real estate facilities with an aggregate net book value of approximately $47,951,000. The remaining debt on our balance sheet totaling $476,508,000 does not specifically encumber real estate facilities.

         For the nine months ended September 30, 2006, our cash available for principal payments on debt and reinvestment declined from $148,498,000 to $124,492,000 due to the impact of merger integration expenses approximately $20.1 million for the nine months ended September 30, 2006, as well as the impact of paying an entire quarter's distribution on the 39.1 million shares issued to former Shurgard shareholders while the operating cash flows were reflected only from August 22, 2006 through September 30, 2006.

         Recent Issuance and Redemption of Preferred Securities: One of our financing objectives over the past several years has been to reduce our average cost of capital with respect to our preferred securities. Accordingly, we have redeemed higher rate preferred securities outstanding and have financed the redemption with cash on-hand or from the proceeds from the issuance of lower rate preferred securities.

         On September 28, 2006, we redeemed our 8.000% Series R Preferred Stock for $510 million, plus accrued and unpaid dividends. The Series R was called for redemption in August 2006. On September 26, 2006, we called for redemption our 7.875% Series S Preferred Stock for $143.75 million, plus accrued and unpaid dividends. The Series S was redeemed on October 31, 2006. As a result of these redemptions, there was an additional allocation to the preferred shareholders during the three months ended September 30, 2006 of approximately $21,643,000 ($0.15 per common share, based upon the weighted average diluted shares during the three months ended September 30, 2006) from the application of EITF Topic D-42. We believe that our size and financial flexibility enables us to access capital when appropriate.

         During the ten months ended October 31, 2006, we have received net proceeds of approximately $1.3 billion from the issuance of cumulative Preferred Stock and $100 million of our preferred partnership units. We used approximately $826.3 million of these net proceeds in order to redeem higher-coupon preferred securities.

         REQUIREMENT TO PAY DISTRIBUTIONS: We estimate the distribution requirement with respect to our Preferred Stock outstanding at September 30, 2006 to be approximately $203.7 million per year. We estimate that the annual distribution requirement with respect to the preferred partnership units outstanding at September 30, 2006, to be approximately $21.6 million per year.

         During each of the nine months ended September 30, 2006 and 2005, we paid cash dividends totaling $16,068,000 and $16,087,000, respectively, to the holders of our Equity Stock, Series A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at September 30, 2006, we estimate the total regular distribution for the fourth quarter of 2006 to be approximately $5.4 million.

         During the nine months ended September 30, 2006, we paid dividends totaling $213,281,000 ($1.50 per common share) to the holders of our common stock. Based upon shares outstanding at November 2, 2006 and a quarterly distribution of $0.50 per share, which was declared by the Board of Directors on November 2, 2006 and payable on December 28, 2006, to shareholders of record as of December 15, 2006, we estimate a dividend payment with respect to our common stock of approximately $84.5 million for the fourth quarter of 2006.

         CAPITAL IMPROVEMENT REQUIREMENTS: For the fourth quarter of 2006, we expect to spend approximately $25 million for capital improvements, excluding signage and other improvements to the Shurgard portfolio. During the nine months ended September 30, 2006, we incurred capital improvements of approximately $44,366,000. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities. We also expect to incur approximately $20 million of capital expenditures to install Public Storage signage on the Shurgard facilities in the United States.

         DEBT SERVICE REQUIREMENTS: We do not believe we have any significant refinancing risks with respect to our debt, all but $12,332,000 of which is fixed rate. At September 30, 2006, we have total outstanding debt of approximately $1,463,747,000. See Notes 8 and 9 to our condensed consolidated financial statements for approximate principal maturities of such borrowings.

         We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. It is our current intention to fully amortize our domestic debt totaling $788,613,000 as opposed to refinance debt maturities with additional debt. Our European debt inclusive of capital leases totals $675,134,000 at September 30, 2006; we expect to refinance approximately $400 million of this debt in early 2007.

         ACQUISITION AND DEVELOPMENT OF REAL ESTATE FACILITIES: During 2006, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

         At September 30, 2006, we have a development "pipeline" of 49 projects in the U.S. consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At September 30, 2006, we have acquired the land for all of these projects.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $161.5 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY - U.S.
as of September 30, 2006

                                                                             Total
                                                    Number      Net        estimated     Costs incurred
                                                      of      rentable     development       through          Costs to
                                                   projects   sq. ft.         costs          09/30/06         complete
                                                   --------  ----------  -------------- ----------------     -----------
                                                                  (Amounts in thousands, except number of projects)
  Under construction:
    PUD conversions                                    2          152      $    6,175       $    4,216       $    1,959
    Expand/repackage existing self-storage
     facilities                                        8          315          33,984            9,539           24,445
    Expand/repackage existing Shurgard
     self-storage facilities                          15          614          62,773           50,186           12,587
                                                   --------  ----------  -------------- ----------------     -----------
                                                      25        1,081         102,932           63,941           38,991
                                                   --------  ----------  -------------- ----------------     -----------
  In development, land acquired:
    PUD conversions                                    3          276          12,708              656           12,052
    Expand/repackage existing self-storage
     facilities                                       21        1,393         122,475           11,982          110,493
                                                   --------  ----------  -------------- ----------------     -----------
                                                      24        1,669         135,183           12,638          122,545
                                                   --------  ----------  -------------- ----------------     -----------
  Total Development Pipeline                          49        2,750      $  238,115       $   76,579       $  161,536
                                                   ========  ==========  ============== ================     ===========

         At September 30, 2006, we have a development "pipeline" of 11 projects in Europe consisting of self-storage facilities. At September 30, 2006, we have acquired the land for all of these projects.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $35.0 million and will be incurred over the next 24 months. Substantially all of these future costs will be funded by the Shurgard European Joint Ventures, in which we have a 20% interest, and which have a substantial degree of funding by debt. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY - EUROPE
as of September 30, 2006

                                                                             Total
                                                    Number      Net        estimated     Costs incurred
                                                      of      rentable     development       through          Costs to
                                                   projects   sq. ft.         costs          09/30/06         complete
                                                   --------  ----------  -------------- ----------------     -----------
                                                                  (Amounts in thousands, except number of projects)
  Under construction:
    Self-storage facilities                            9          452      $   71,628       $   47,495       $   24,133

  In development, land acquired:
    Self-storage facilities                            2           89          17,839            6,989           10,850
                                                   --------  ----------  -------------- ----------------     -----------
  Total Development Pipeline                          11          541      $   89,467       $   54,484       $   34,983
                                                   ========  ==========  ============== ================     ===========

CONTRACTUAL OBLIGATIONS

         Our significant contractual obligations at September 30, 2006 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                       Total          2006         2007          2008        2009          2010      Thereafter
                                    ------------   -----------   -----------  -----------  -----------   ----------- -----------
    Long-term debt:
      Public Storage (1) .........  $   132,756    $    2,613    $   20,869   $    9,596   $   9,514     $    9,281  $    80,883
      Shurgard U.S. (2)...........      830,585        10,329        95,221       58,973      39,138         47,077      579,847
      Shurgard Europe (2).........      698,144         1,607         7,829      162,138      99,036              -      427,534

    Capital leases (3)............       36,423           251           672          685         698            648       33,469

    Operating leases:
      Public Storage (4)..........       66,663         2,593        10,737        7,466       5,367          2,932       37,568
      Shurgard U.S. (5)...........       62,882         1,498         5,021        3,680       3,628          3,694       45,361
      Shurgard Europe (5).........      140,562         1,466         5,255        5,217       5,064          4,267      119,293

    Construction commitments:
      Public Storage (6)..........       26,404        14,145        12,259            -           -              -            -
      Shurgard U.S. (7)...........       12,583         2,601         9,982            -           -              -            -
      Shurgard Europe (7).........       24,133        23,952            83           98           -              -            -
                                    ============   ===========   ===========  ===========  ===========   =========== ===========
    Total.........................  $ 2,031,135    $   61,055    $  167,928   $  247,853   $ 162,445     $   67,899  $ 1,323,955
                                    ============   ===========   ===========  ===========  ===========   =========== ===========

     (1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 8 to our condensed consolidated financial statements for additional information on our notes payable. Debt to Joint Venture Partner is not reflected since we have not exercised our option to acquire our partner's interest.

     (2) Amounts include interest payments on our notes payable based on their contractual terms that we assumed in the merger with Shurgard. See Note 8 to our condensed consolidated financial statements for additional information on our notes payable.

     (3) This line item reflects amounts due on five European properties with commitments extending to April 2052 that we assumed in the merger with Shurgard.

     (4) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

     (5) Amounts include leases for land, equipment and office space under various operating lease that we assumed in the merger with Shurgard. Certain leases are cancelable with substantial penalties.

     (6) Includes  obligations for facilities  currently  under  construction at
         September  30,  2006  as  described   above  under   "Acquisition   and
         Development of Real Estate Facilities."

     (7) Includes obligations for facilities currently under construction at September 30, 2006 that we assumed in the merger with Shurgard as described above under "Acquisition and Development of Real Estate Facilities."

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). As described more fully in Note 2 to our September 30, 2006 condensed consolidated financial statements, our partner's equity contributions with respect to certain transactions are classified as debt under the caption "Debt to Joint Venture Partner" in our condensed consolidated balance sheets. At September 30, 2006, our Debt to Joint Venture Partner was $37,214,000. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. We have not included our Debt to Joint Venture Partner as a contractual obligation in the table above, since we only have the right, rather than a contractual obligation, to acquire our partner's interest.

OFF-BALANCE SHEET ARRANGEMENTS

         At September 30, 2006, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital, consisting of either common or preferred stock. At September 30, 2006, our debt as a percentage of total shareholders' equity (based on book values) was 19.1%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series T - January 18, 2007, Series U - February 19, 2007, Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010, Series H - January 19, 2011, Series I - May 3, 2011, Series K - August 8, 2011 and Series L - October 20, 2011. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $1,426,533,000 at September 30, 2006. The table below summarizes the annual debt maturities and weighted-average interest rates on our outstanding debt, excluding the debt acquired in the merger with Shurgard, at the end of each year (dollar amounts in thousands):

                             2006        2007        2008        2009        2010     Thereafter     Total      Fair Value
                           ----------  ----------  ----------  ----------  ---------- ----------   ----------- -----------
  Fixed rate debt (a)...   $   1,186   $  16,098    $  5,155   $   5,358    $  5,404    $70,691     $ 103,892   $  103,892


     (a) Average interest rate of 5.25%.

         We are exposed to changes in interest rates primarily from the floating rate debt arrangements we acquired in the merger with Shurgard.

         We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the U.S. to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which Shurgard had exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom.

         The table below summarizes annual debt maturities and weighted-average interest rates on outstanding debt that we acquired in the merger with Shurgard at the end of each year (based on relevant LIBOR 4.90% and a EURIBOR of 3.272% at September 30, 2006 and a forward yield curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2006 (dollar amounts in thousands).

                              2006        2007        2008        2009        2010      Thereafter    Total      Fair Value
                           ----------  -----------  ---------- ----------  ----------  ------------  ---------  -------------
  Fixed rate debt (1)....   $ 5,418      $ 59,880    $ 25,898    $  7,402  $ 15,939     $ 532,854    $ 647,391   $ 647,391
  Average interest rate..     6.71%         6.61%       6.60%       6.60%     6.61%         5.88%
  Variable rate EURIBOR
    debt (2).............   $ 1,522      $  7,421    $153,685    $ 93,873  $      -     $ 412,280    $ 668,781   $ 668,781
  Average interest rate..     4.50%         4.86%       4.75%       4.23%                   4.32%
  Interest rate swaps
  Swap on EURIBOR........  $     -       $     -     $  (418)    $  (213)  $      -     $  (703)     $  (1,334)  $  (1,334)


     (1) The fair value of our fixed rate debt decreased by $24 million, from $649 million at December 31, 2005, due primarily to an increase in market interest rates.

     (2) First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to EUR 271.1 million ($343.9 million as of September 30, 2006). As of September 30, 2006, the available amount under those credit facilities was in aggregate EUR 68.9 million ($87.4 million).

         At September 30, 2006, through our merger with Shurgard, we were party to pay-fixed, receive-variable interest rate swaps. The notional amounts, the weighted-average pay rates and the terms of these agreements are summarized as follows:


                                      2006        2007        2008        2009        2010      Thereafter
                                    ----------- ---------- ----------  ----------   ---------   -----------
  Notional amounts (in millions).   $   702.1   $  719.4     $ 628.3    $  500.2     $ 412.3     $  412.3
  Weighted average interest rate.       4.97%      4.99%       4.83%       4.54%       4.23%        4.23%


         Based on our outstanding variable-rate EURIBOR debt and interest rate swaps at September 30, 2006, a hypothetical increase in the interest rates of 100 basis points would cause the value of our derivative financial instruments to increase by EUR 20 million. Conversely, a hypothetical decrease in the interest rates of 100 basis points would cause the value of our derivative financial instruments to decrease by EUR 20 million.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The information set forth under the heading "Legal Matters" in Note 16 to the Consolidated Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A.  RISK FACTORS

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2005, you should consider the following factors in evaluating the Company:

WE ARE SUBJECT TO ADDITIONAL RISKS AS A RESULT OF THE SHURGARD MERGER.

         In addition to the general risks related to real estate described below which may also adversely impact Shurgard's operations, we are also subject to the following risks in connection with the Shurgard merger and integrating Shurgard into our operations, including without limitation the following:

      o difficulties in the integration of operations, technologies and personnel of Shurgard;

      o inability to realize or delays in realizing expected synergies and results;

      o    unanticipated operating costs;

      o diversion of our management's attention away from other business concerns;

      o exposure to any undisclosed or unknown potential liabilities of Shurgard;

      o risks related to real estate markets in the United States and in Europe which are new markets for us or in which our operations will be more concentrated as a result of the merger;

      o    potential underinsured losses on Shurgard properties; and

      o risk of failure to mitigate any weaknesses in internal control at the operations we acquired from Shurgard to the extent that it affects our internal controls.

         We have never undertaken to integrate a company as large as Shurgard or one with overseas operations. The success of the merger will depend, in part, on our ability to realize the anticipated cost savings from combining the businesses of Public Storage and Shurgard. However, to realize the anticipated benefits from the merger, we must successfully combine the businesses of Public Storage and Shurgard in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer or cost more to realize than expected. It is possible that the integration process could result in the loss of valuable employees, a decline in occupancy and/or rental rates, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements that adversely affect our ability to maintain relationships with tenants and employees or to achieve the anticipated benefits of the merger. Further, the size of the transaction may make integration of Public Storage and Shurgard difficult, expensive and disruptive, adversely affecting the combined company's revenues and earnings, and implementation of merger integration efforts may divert management's attention from other strategic priorities. In addition, the merger was structured so that it should have been a taxable transaction for U.S. Federal income tax purposes. As a result, the combined company should have the benefit of a step-up in tax basis in Shurgard's assets. It is possible that the IRS may challenge the step-up in basis. If such challenge were sustained, we would not achieve this benefit, which would reduce our depreciation deductions and our ability to retain cash flow.

         We also acquired Shurgard's international operations in Europe, which consist principally of facilities that have been completed in the last few years and are in various stages of fill-up. Shurgard's international operations have not been profitable, and there is no assurance they will ultimately be profitable. Also, Shurgard had a number of non-stabilized properties and construction activity, and delays in construction and fill-up could result in additional costs. We have no experience in European operations, which may adversely impact our ability to operate profitably in Europe. In addition, these operations have specific inherent risks, including without limitation the following:

      o currency risks, including currency fluctuations and risks related to foreign currency hedging activities;

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

      o    reduced protection for intellectual property in some countries; and

      o inability to effectively control less than wholly owned partnerships and joint ventures.

         Shurgard also held many of its properties through interests in joint ventures that we acquired and which have additional risks, including risks related to the financial strength, common business goals and strategies and cooperation of the venture partner, as well as the inability to take some actions that may require approval by the venture partner. In addition, Shurgard held substantially all of its real estate investments in Europe indirectly through partnerships and joint venture arrangements. If we are unable to effectively control these indirect investments, there is a risk that our ownership of the joint ventures could cause us to lose our REIT status. These investments also carry the risks that we may not control the legal entity that has title to the real estate, that the enterprise in which we invested may have liabilities that weren't disclosed at the time of the investment, and the risk that these investments may not be easily sold or readily accepted as collateral by our lenders.

         As a share of total operations, particularly in Europe, Shurgard had more recently developed properties whose occupancies have not stabilized and had more construction activity than Public Storage, which increase costs. Delays in construction and fill-up could result in additional cost.

         Some of the facilities we acquired in the Shurgard merger will be subject to property tax reappraisal that could increase property tax expense and adversely affect our profitability. Up to 17% of the domestic properties we acquired in the merger are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face such a reassessment. We are not currently able to quantify the possible increases in property tax expense.

         We have assumed based on public filings that Shurgard qualified as a real estate investment trust for United States federal income tax purposes, referred to hereinafter as a REIT and that we would be able to continue to qualify as a REIT following the Shurgard merger. However, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities (including the significant tax liability that would have resulted from the deemed sale of assets by Shurgard pursuant to the merger) and we could possibly lose our REIT status should disqualifying activities continue after the Shurgard merger.

         We are also subject to additional financing risks as a result of the Shurgard merger. Shurgard had a significantly greater level of debt than we did, with more fixed and floating rate debt as well as derivative instruments, that we assumed as a result of the merger. At September 30, 2006, our debt, of $1,463,747,000 was 13.5% of our total assets as compared to our pre-merger indebtedness at June 30, 2006 of $141 million, which was 2.3% of our assets. The larger indebtedness increases our interest expense, exposes us to the risk of increases in interest rates, and subjects us to greater refinancing risks. We may look to obtain a larger line of credit, bridge financing or other indebtedness, or issue additional preferred or common equity to provide liquidity as Shurgard's borrowings come due.

         The Shurgard debt agreements we assumed also have covenants that could limit our activities. Failure to comply with such covenants could cause a default under the applicable debt agreement, which could allow the lenders or other debt holders to declare all borrowings outstanding to be due and payable.

PUBLIC STORAGE SHAREHOLDERS INCURRED IMMEDIATE DILUTION FOLLOWING COMPLETION OF THE SHURGARD MERGER.

         Public Storage shareholders incurred immediate dilution in connection with the merger. During 2005, Public Storage shareholders would have incurred a loss of $0.45 per share (diluted) on a pro forma basis compared to earnings of $1.93 per share (diluted) on a historical basis primarily as a result of an increase in depreciation and amortization expense. No adjustments have been made to the pro forma financial information to reflect certain expected self-storage operating cost savings or increases in property taxes resulting from the merger because they have not been quantified.

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At September 30, 2006, B. Wayne Hughes, Chairman of the Board and his family (the "Hughes family") owned approximately 26.7% of our aggregate outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS MAY PREVENT CHANGES IN CONTROL.

         Restrictions in our organizational documents may further limit changes in control. Unless our Board of Directors waives these limitations, no shareholder may own more than (1) 2.0% of our outstanding shares of our common stock or (2) 9.9% of the outstanding shares of each class or series of our preferred or equity stock. Our organizational documents in effect provide, however, that the Hughes family may continue to own the shares of our common stock held by them at the time of the 1995 reorganization. Our Board has authorized the Hughes family to acquire additional shares of our common stock to maintain their pre-merger holding percentage. These limitations are designed, to the extent possible, to avoid a concentration of ownership that might jeopardize our ability to qualify as a real estate investment trust or REIT. These limitations, however, also may make a change of control significantly more difficult (if not impossible) even if it would be favorable to the interests of our public shareholders. These provisions will prevent future takeover attempts not approved by our board of directors even if a majority of our public shareholders deem it to be in their best interests because they would receive a premium for their shares over the shares' then market value or for other reasons.

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE OR SHURGARD FAILED TO QUALIFY AS A REIT.

         We have assumed based on public filings that Shurgard qualified as a real estate investment trust for United States federal income tax purposes, referred to hereinafter as a REIT and that we will be able to continue to qualify as a REIT following the Shurgard merger. However, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities (including the significant tax liability that would have resulted from the deemed sale of assets by Shurgard pursuant to the merger) and we could possibly lose our REIT status should disqualifying activities continue after the Shurgard merger.

         Investors are also subject to the risk that we may not qualify as a REIT. REITs are subject to a range of complex organizational and operational requirements. As a REIT, we must distribute with respect to each year at least 90% of our REIT taxable income to our shareholders. Other restrictions apply to our income and assets. Our REIT status is also dependent upon the ongoing qualification of our affiliate, PS Business Parks, Inc., as a REIT, as a result of our substantial ownership interest in that company.

         For any taxable year that we fail to qualify as a REIT and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code of 1986, we would be subject to federal income tax at the regular corporate rates on all of our taxable income, whether or not we make any distributions to our shareholders. Those taxes would reduce the amount of cash available for distribution to our shareholders or for reinvestment and would adversely affect our earnings. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon us and our shareholders. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we fail to qualify.

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

      o    changes in tax, real estate and zoning laws; and

      o    tenant claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 16 under "Insurance and Loss Exposure" to our consolidated financial statements included in this quarterly report on Form 10-Q for the quarter ended September 30, 2006.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated most of our revenue for the nine months ended September 30, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development and fill-up of our properties would reduce our profitability. Since January 1, 2002, through September 30, 2006, we have opened 44 newly developed self-storage facilities and 17 facilities that combine self-storage and containerized storage space at the same location, with aggregate development costs of approximately $538.9 million. In addition, our development efforts in the United States and Europe at September 30, 2006 consist of 60 projects with total estimated costs of $328 million. We anticipate the development of these 60 projects to be completed in the next two years. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

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

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

         The Hughes Family has ownership interests in, and operates, approximately 44 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

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

         Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PSIC. For each of the nine-month periods ended September 30, 2006 and 2005, PSIC received $759,000 and $795,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since PSIC's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

OUR CONTAINERIZED STORAGE BUSINESS HAS INCURRED OPERATING LOSSES.

         Public Storage Pickup & Delivery ("PSPUD") was organized in 1996 to operate a containerized storage business. We own all of the economic interest of PSPUD. Since PSPUD will operate profitably only if it can succeed in the relatively new field of containerized storage, we cannot provide any assurance as to its profitability. PSPUD incurred an operating loss of $10,058,000 in 2002, and generated operating profits of $2,543,000 in 2003, $684,000 in 2004, $1,818,000 for 2005 and $385,000 for the nine months ended September 30, 2006. Since 2002, PSPUD closed or consolidated facilities that were deemed not strategic to its business plan, and had 12 facilities open at September 30, 2006.

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

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         We are headquartered in, and approximately one-fifth of our properties in the United States are located in, California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------

         On June 12, 1998, we announced that the Board of Directors (the "Directors") authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On subsequent dates the Directors increased the repurchase authorization, the last being April 13, 2001, when the Board of Directors increased the repurchase authorization to 25,000,000 shares. The Company has repurchased a total of 22,201,720 shares of Common Stock under this authorization. The Company did not repurchase any shares of Common Stock during the nine months ended September 30, 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         The Company held its annual meeting of shareholders on August 22, 2006, and the following matters were voted on at the meeting:

1. The election of the following directors for the succeeding year or until their successors are duly qualified and elected:

                                         Total Votes
                            ----------------------------------------
          Name              Total Votes For     Total Votes Withheld
-----------------------     ------------------- --------------------
B. Wayne Hughes                   81,995,900            32,355,081
Ronald L. Havner, Jr.            112,061,211             2,289,770
Robert J. Abernethy              102,833,568            11,517,413
Dann V. Angeloff                 109,438,064             4,912,918
William C. Baker                 111,647,148             2,703,834
John T. Evans                    103,509,361            10,841,621
Uri P. Harkham                   112,426,967             1,924,014
B. Wayne Hughes, Jr.              82,165,618            32,185,364
Harvey Lenkin                    112,011,694             2,339,288
Daniel C. Staton                 103,522,945            10,828,036

2. The shareholders approved the merger agreement dated as of March 6, 2006 by and among Public Storage, Inc., Shurgard Storage Centers, Inc., and ASKL Sub LLC and the transactions contemplated thereby, including the issuance of Public Storage common stock. Of the shares of common stock voted at the meeting, 104,832,667 votes were cast in favor of the merger agreement; 255,745 shares voted against; 645,790 shares abstained; and 8,034,510 were broker non-votes. Of the Company's shares of Equity Stock, Series A and Equity Stock, Series AAA voting together as a class, 4,524,362 votes were cast in favor of the merger agreement, 8,614 shares voted against; 3,187 shares abstained; and 335,650 were broker non-votes.

3. The shareholders approved ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2006. There were 100,506,454 votes cast for ratification; 12,899,735 votes cast against ratification; and 944,792 votes abstained.

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

                                        DATED: November 9, 2006

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

Exhibit No.                    Exhibit Index
-----------  -------------------------------------------------------------------

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

3.61 Certificate of Determination of Preferences of 7.25% Cumulative Preferred Stock, Series K of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K filed August 4, 2006 relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.25% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.62 Certificate of Determination of Preferences of 6.75% Cumulative Preferred Stock, Series L of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K filed October 18, 2006 relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.63         Amendment to  Certificate  of  Determination  of  Determination  of
             Preferences of Cumulative Preferred Stock, Series G (8.875%), H (8.45%), I (8.625%), J (8%), K (8.25%), L (8.25%), M (8.75%), N
             (9.5%), O (9.125%) and P (8.75%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 22, 2005 and incorporated herein by reference.

3.64 Revised Bylaws of Storage Equities, Inc. Filed with Registrant's Registration Statement on Form S-4/A (SEC File No. 33-64971) and incorporated herein by reference.

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

3.73 Amendment to Bylaws of Public Storage, Inc. adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

3.74 Amendment to Bylaws of Public Storage, Inc. adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.75 Amendments to Bylaws of Public Storage, Inc. adopted on August 22, 2006. Filed with Registrant's Current Report on Form 8-K filed August 23, 2006 and incorporated herein by reference.

4.1 Registration Rights Agreement dated as of May 9, 2006 relating to 7.25% Series J Cumulative Preferred Stock of the Registrant. Filed with Registrant's Current Report on Form 8-K dated May 9, 2006 and incorporated herein by reference.

4.2 Indenture dated April 25, 1997, between Shurgard Storage Centers Inc. ("Shurgard") and LaSalle National Bank, as Trustee. Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by Shurgard (SEC File No. 0-11455).

4.3          Supplemental  Indenture  dated  July  11,  1997.   Incorporated  by
             reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 1997 filed by Shurgard

4.4          Form of  7(5)/8%  Notes  due 2007.  Incorporated  by  reference  to
             Exhibit 4.2 to the Current Report on Form 8-K dated April 22, 1997 filed by Shurgard

4.5          Form of  7(3)/4%  Notes  due 2011.  Incorporated  by  reference  to
             Exhibit 4.4 to the Registration Statement on Form S-4 filed on June 20, 2001 filed by Shurgard

4.6          Form of 5.875% Notes due 2013. Incorporated by reference to Exhibit
             4.1 to the Current Report on Form 8-K dated March 20, 2003 filed by Shurgard.

10.1. Deposit Agreement dated as of August 8, 2006 among Registrant and Computershare Trust Company N.A. and the holders of depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.25% Cumulative Preferred Stock, Series K. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.25% Cumulative Preferred Stock, Series K and incorporated herein by reference.

10.2. Deposit Agreement dated as of October 20, 2006 among Registrant and Computershare Trust Company N.A. and the holders of depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 6.75% Cumulative Preferred Stock, Series L. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series L and incorporated herein by reference.

10.3. Senior Credit Agreement daed May 26, 2003, as amended by Amendment Agreements dated July 11, 2003 and December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sarl, First Shurgard Deutschland GmbH, Societe Generale and others. Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K dated February 21, 2005 filed by Shurgard Storage Centers, Inc. ("Shurgard")(SEC File No. 0-11455).

10.4. Amendment and Waiver Agreement dated February 21, 2005 to the Senior Credit Agreement dated May 26, 2003, as amended as of December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sarl, First Shurgard Deutschland GmbH, Societe Generale and others. Incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K dated February 21, 2005 filed by Shurgard.

10.5. Credit Facility Agreement dated July 12, 2004, between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent. Incorporated by reference to Exhibit 10.43 filed with the Report on Form 10-Q for the quarter ended June 30, 2004 filed by Shurgard.

10.6. Subscription Agreement dated October 11, 2004, among Self-Storage Securitization B.V., Shurgard Self Storage SCA, et al and Citigroup Global Markets Ltd. Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K dated October 15, 2004 filed by Shurgard.

10.7. Trust Deed as of October 15, 2004, between Self-Storage Securitisation B.V. and Citicorp Trustee Company Limited. Incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K dated October 21, 2004 filed by Shurgard.

10.8. Master Framework Agreement dated as of October 15, 2004 among Self-Storage Securitisation B.V., Shurgard Self Storage SCA, Citicorp Trustee Company Limited, Citibank, N.A., Citigroup Global Markets Limited, Citibank International plc, Barclays Bank PLC and the other parties named therein. Incorporated by reference to
             Exhibit 10.2 filed with the Current Report on Form 8-K dated October 21, 2004 filed by Shurgard.

10.9. Agency Agreement dated as of October 15, 2004, among Self-Storage Securitisation B.V., Citicorp Trustee Company Limited, Citibank, N.A. and Citibank International PLC. Incorporated by reference to
             Exhibit 10.3 filed with the Current Report on Form 8-K dated October 21, 2004 filed by Shurgard.

10.10. Issuer/Borrower Facility Agreement dated as of October 15, 2004, among Shurgard Self Storage SCA, Self Storage Securitisation B.V., Citicorp Trustee Company Limited and the other parties named therein. Incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K dated October 21, 2004 filed by Shurgard.

10.11. Liquidity Facility Agreement dated as of October 15, 2004, among Self-Storage Securitisation B.V., Barclays Bank PLC, Citicorp Trustee Company Limited and Shurgard Self Storage SCA. Incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K dated October 21, 2004 filed by Shurgard.

10.12. Tax Deed of Covenant dated as of October 15, 2004, among Self -Storage Securitisation B.V., Shurgard Self Storage SCA, Citigroup Global Markets Limited, Citicorp Trustee Company Limited and the other parties named therein. Incorporated by reference to Exhibit
             10.6 filed with the Current Report on Form 8-K dated October 21, 2004 filed by Shurgard.

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