Form 10-K
period 2006-12-31
PUBLIC STORAGE INC /CA
filed 2007-03-01
CIK 318380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2006.

 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                   to                  .
                                    -----------------    -----------------

                         Commission File Number: 1-8389

                              PUBLIC STORAGE, INC.
             (Exact name of Registrant as specified in its charter)

                   California                          95-3551121
  ----------------------------------     ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

               701 Western Avenue, Glendale, California 91201-2349
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 244-8080
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
                                Title of each class                                        on which registered
--------------------------------------------------------------------------------        --------------------------
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series T, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative
     Preferred Stock, Series U, $.01 par value..................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative
     Preferred Stock, Series V $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative
     Preferred Stock, Series W $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative
     Preferred Stock, Series X $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative
     Preferred Stock, Series Z $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative
     Preferred Stock, Series A $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative
     Preferred Stock, Series B $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.600% Cumulative
     Preferred Stock, Series C $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.180% Cumulative
     Preferred Stock, Series D $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.750% Cumulative
     Preferred Stock, Series E $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative
     Preferred Stock, Series F $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.000% Cumulative
     Preferred Stock, Series G $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.950% Cumulative
     Preferred Stock, Series H $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.250% Cumulative
     Preferred Stock, Series I $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.250% Cumulative
     Preferred Stock, Series K $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.750% Cumulative
     Preferred Stock, Series L $.01 par value...................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.625% Cumulative              New York Stock Exchange
     Preferred Stock, Series M $.01 par value...................................
Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A,
     $.01 par value.............................................................         New York Stock Exchange
Common Stock, $.10 par value....................................................         New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

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

  Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2006:

Common Stock, $0.10 Par Value - $6,207,100,000 (computed on the basis of $75.90 per share which was the reported closing sale price of the Company's Common Stock on the New York Stock Exchange on June 30, 2006.

Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 Par Value - $198,175,000 (computed on the basis of $26.70 per share which was the reported closing sale price of the Depositary Shares each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange on June 30, 2006.

         As of February 26, 2007, the number of outstanding shares of Common Stock, $.10 par value, was 170,388,218 shares and the number of outstanding Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 par value, was 8,744,193 (representing 8,744.193 shares of Equity Stock, Series A)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  Business
         --------

FORWARD LOOKING STATEMENTS
--------------------------

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

GENERAL
-------

         Public Storage, Inc. (the "Company" or "we" or "our") is an equity real estate investment trust ("REIT") organized as a corporation under the laws of California on July 10, 1980. We are a fully integrated, self-administered and self-managed REIT that acquires, develops, owns and operates self-storage facilities. We are the largest owner and operator of self-storage space in the United States. Our common stock is traded on the New York Stock Exchange under the symbol "PSA". On August 22, 2006, the Company merged with Shurgard Storage Centers, Inc., ("Shurgard"), a REIT which had an interest in 487 self-storage facilities located in the United States ("U.S.") and had an interest in 160 self-storage facilities in Europe. See Note 3 to our consolidated financial statements included elsewhere in this report for further discussion of our merger with Shurgard.

         At December 31, 2006, we had direct and indirect equity interests in 2,003 self-storage facilities located in 38 states within the U.S. operating under the "Public Storage" name containing approximately 125 million net rentable square feet of space, and 166 self-storage facilities located in seven Western European countries which operate under the "Shurgard Storage Centers" name containing approximately 8.7 million net rentable square feet of space. We also have direct and indirect equity interests in approximately 20 million net rentable square feet of commercial space located in 11 states in the U.S. operated under the "PS Business Parks" and Public Storage, Inc. brands.

         We currently operate within three reportable segments: self-storage - Domestic operations, self-storage - European operations and domestic ancillary operations. These segments are organized generally based upon their operating characteristics. The self-storage - Domestic segment comprises the direct ownership, development, and operation of traditional storage facilities in the U.S., and the ownership of equity interests in entities that own storage properties in the U.S. The self-storage - European segment comprises the direct ownership, development, and operation of storage facilities in Europe that we acquired in the merger with Shurgard. The ancillary operations segment includes the following sources of operating income: (i) containerized storage, (ii) commercial property operations, which reflects our interest in the ownership, operation, and management of commercial properties (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (iv) sale of merchandise at our self-storage facilities, (v) truck rentals at our self-storage facilities and (vi) management of facilities owned by third-party owners and facilities owned by entities in which we have an interest, but are not consolidated. The vast majority of the commercial property operations are conducted through PS Business Parks, Inc. ("PSB"), and to a much lesser extent the Company and certain of its unconsolidated subsidiaries own commercial space, managed by PSB, within facilities that combine storage and commercial space for rent. See Note 15 to our consolidated financial statements for further discussion of our reportable segments.

         We also have a 44% ownership interest in PSB, which, as of December 31, 2006, owned and operated commercial properties containing approximately 18.7 million net rentable square feet of commercial space. PS Business Parks, Inc. is a publicly traded REIT whose common stock trades on the American Stock Exchange under the symbol "PSB."

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

MANAGEMENT
----------

         Ronald L. Havner, Jr. (49) has been Vice Chairman, Chief Executive Officer and a director of the Company since November 7, 2002 and President since July 1, 2005. Mr. Havner joined Public Storage, Inc. in 1986 and has held a variety of positions, including Chairman of the Board of Directors for the Company's affiliate, PS Business Parks, Inc., a position he has held since March 1998.

         B. Wayne Hughes (73) is Chairman of the Board of Directors, a position he has held since 1991. Mr. Hughes established the Public Storage organization in 1972 and has managed the Company through several market cycles.

         Our executive management team and their years of experience with the Company are as follows: John Reyes (46), Senior Vice President - Chief Financial Officer, 16 years; John S. Baumann (46), Senior Vice President - Chief Legal Officer, who joined the Company in June 2003; John E. Graul (55), Senior Vice President and President, Self-Storage Operations, who joined the Company in February 2004; Candace N. Krol (45), Senior Vice President of Human Resources, who joined the Company in September 2005 and David F. Doll (48), Senior Vice President and President, Real Estate Group, who joined the Company in February 2005.

         Our senior management has a significant ownership position in the Company with executive officers, directors and their families owning approximately 45.6 million shares or 27% of the common stock as of February 28, 2007.

INVESTMENT OBJECTIVE
--------------------

         Our primary objective is to increase the intrinsic value of the Company through internal growth (by increasing net income, funds from operations and cash available for distribution) and acquisitions of additional real estate investments and development of real estate facilities. We believe that our access to capital, geographic diversification and operating efficiencies resulting from our size will enhance our ability to achieve this objective.

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

BUSINESS ATTRIBUTES
-------------------

         We  believe  that  the  Company   possesses  several  primary  business
attributes that permit us to compete effectively:

         COMPREHENSIVE  DISTRIBUTION  SYSTEM AND NATIONAL TELEPHONE  RESERVATION
SYSTEM:  Our  facilities  are  part  of  a  comprehensive   distribution  system
encompassing standardized procedures, integrated reporting and information networks and centralized marketing. During 2004, we implemented an upgraded information system platform, which has enabled us to more quickly adapt our pricing and marketing efforts to changing market conditions. This distribution system, among other benefits, is designed to maximize revenue and occupancy levels through automated pricing.

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

         ECONOMIES OF SCALE: We are the largest provider of self-storage space in the industry. As of December 31, 2006, we operated 2,169 storage facilities in which we had an interest and managed 29 self-storage facilities for third parties. These facilities are in markets within 38 states in the U.S. and seven Western European countries. At December 31, 2006, we had over 1,102,000 spaces rented. The size and scope of our operations have enabled us to achieve a high level of profit margins and low level of administrative costs relative to revenues.

         Our size in many markets has enabled us to market efficiently using television as a media source. We believe the high cost of television makes it impractical for our competitors to use this form of media without the high concentration of facilities in markets.

         BRAND NAME RECOGNITION: Our operations are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry in the U.S. Our storage operations within the U.S. are conducted in 38 states, giving us national recognition and prominence. We focus our operations within those states in the major metropolitan markets. This concentration establishes us as one of the largest providers of self-storage space in virtually all markets that we operate in and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals which are generally not economically viable for most of our competitors.

         The self-storage industry in Europe is still relatively new as compared to the U.S. Customer awareness of the product in Europe is emerging. All of our facilities in Europe are operating under the "Shurgard" brand name. While competition in Europe has been increasing, we believe we are the single largest self-storage operators in Europe as of December 31, 2006.

         RETAIL OPERATIONS: Through a taxable REIT subsidiary, we sell retail items associated with the storage business and rent trucks at our storage facilities. In order to supplement and strengthen the existing self-storage business by further meeting the needs of storage customers, we continue to expand our retail activities.

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

         TENANT INSURANCE PROGRAM: Through a taxable REIT subsidiary, PS Insurance Company Ltd. ("PSIC"), we reinsure policies issued to our tenants against lost or damaged goods stored by tenants in our storage facilities. This subsidiary receives the premiums and bears the risks associated with the re-insurance. We believe that this insurance operation further supplements and strengthens the existing self-storage business and provides an additional source of earnings for the Company.

GROWTH AND INVESTMENT STRATEGIES
--------------------------------

         Our growth strategies consist of: (i) improving the operating performance of our existing self-storage properties, (ii) acquiring interests in properties that are owned or operated by others, (iii) expanding and repackaging existing real estate facilities, (iv) developing properties in selected markets and (v) participating in the growth of commercial facilities owned primarily by PSB. These strategies are described as follows:

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

         In connection with the merger with Shurgard, we acquired 487 self-storage facilities located in the United States. Substantially all of these facilities are located in the same markets that we currently operate in. We believe that the merger will provide us with additional economies of scale with respect to certain operating costs that will ultimately improve operating margins. In addition, on August 31, 2006, the average occupancy level of the 487 self-storage facilities was approximately 84.4% as compared to our existing portfolio's 89.7%. We believe that we will be able to increase the average occupancy level of the acquired portfolio to those experienced by our own. These potential benefits will take time to develop and there can be no assurance that we will be able to such benefits.

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

         EXPAND AND REPACKAGE EXISTING REAL ESTATE FACILITIES: We have a substantial number of facilities that were developed and constructed 20 or more years ago based upon local competitive and demographic conditions in place at that time. Since such conditions may have changed, there are opportunities to expand and further invest into our existing self-storage locations, either by improving their visual and structural appeal, or by expanding these facilities at a per square foot cost that is typically less than the cost incurred in developing a new location. In addition, there are opportunities to convert existing vacant space previously used by our containerized storage facilities into traditional self-storage space. At December 31, 2006, we have identified 48 such projects to expand or repackage our existing facilities in the United States, for an aggregate cost of approximately $187.6 million, which will add an aggregate of approximately 2,256,000 net rentable square feet. Completion of these projects is subject to contingencies, including obtaining governmental agency approvals. We continue to evaluate our existing real estate portfolio to identify additional expansion and repackaging opportunities.

         DEVELOP PROPERTIES IN SELECTED MARKET: Since 1995, the Company and its joint venture partnerships (described below in "Financing of the Company's Growth Strategies") have opened a total of 151 facilities in the United States. During 2006, these facilities contributed significantly to the growth in our earnings as they continued to gain occupancy and grow their revenues. We expect that these facilities will continue to provide growth to our earnings into 2007. As of December 31, 2006, we have no new self-storage facilities in the development "pipeline" in the U.S. As of December 31, 2006, our development "pipeline" in Europe is comprised of eight new self-storage facilities with an aggregate estimated cost of approximately $78.5 million, and an aggregate of 389,000 net rentable square feet. In 2005 and 2006, our rate of development of new self-storage facilities has declined due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality self-storage sites in urban locations, and more difficult zoning and permitting requirements. However, we will continue to seek favorable sites and markets for development.

         PARTICIPATE IN THE GROWTH OF COMMERCIAL FACILITIES PRIMARILY THROUGH OUR OWNERSHIP IN PS BUSINESS PARKS, INC.: We own a 44% common equity interest in PSB and its operating partnership (PS Business Parks Inc. and the related operating partnership are hereinafter referred to collectively as "PSB") which, December 31, 2006, consisted of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. At December 31, 2006, PSB owned and operated approximately 18.7 million net rentable square feet of commercial space located in eight states.

         ACQUIRE ADDITIONAL PARTNERSHIPS INTERESTS IN AFFILIATED ENTITIES: The acquisition of interests in facilities that we have an ownership interest in and operate has historically comprised a significant component of our growth. However, the pool of such available acquisitions has continued to decrease as we have acquired such remaining interests over the years. The potential remaining acquisition opportunities principally include the remaining 78% that we do not own in the 22 properties owned by the "Other Investments" described in Note 6 to the consolidated financial statements for the year ended December 31, 2006 as well as the "Other Consolidated Partnerships" and Shurgard Joint Ventures described in Note 11 to the consolidated financial statements for the year ended December 31, 2006. Accordingly, we do not expect such acquisitions to comprise a significant component of our growth going forward.

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

o            Repurchasing or reacquiring our common shares or other  securities:
             The Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. Cumulatively through February 28, 2007, we repurchased a total of 22,201,720 shares of common stock under this authorization. Cumulatively through February 28, 2007, we have called for redemption or repurchased $2.5 billion of our senior preferred stock and $165 million of our preferred partnership units for cash, representing a refinancing of these securities into lower-coupon preferred securities. Any future repurchases of our common stock will depend primarily upon the attractiveness of repurchases compared to our other investment alternatives. Future redemptions or repurchases of our preferred securities, which will become available for redemption or repurchase on their respective call dates, will be dependent upon the spread between market rates and the coupon rates of these securities.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES

         OVERVIEW OF FINANCING STRATEGY: Over the past three years we have funded substantially all of the cash portion (represented by our acquisition cost less debt assumed, as described below) of our acquisitions, excluding the merger with Shurgard, for which we issued 0.82 shares of our common stock for each share of Shurgard common stock owned by Shurgard shareholders, with permanent capital (predominantly retained cash flow and the net proceeds from the issuance of preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our present intent is to continue to finance substantially all our growth with permanent capital.

         BORROWINGS: We have in the past used our $200 million revolving line of credit described below under "Borrowings" as temporary "bridge" financing, and repaid those amounts with permanent capital. In 2006, in connection with the merger with Shurgard, we assumed i) Shurgard's domestic and European notes payable and capital leases with a fair value on the date of acquisition of approximately $1,396,777,000 of which $67,275,000 was repaid following the merger and ii) Shurgard's line of credit totaling $603,772,000, which was repaid following the merger. On December 27, 2006, we entered into a $300 million unsecured short-term credit agreement with a commercial bank. Pursuant to the credit agreement, we borrowed $300 million. On January 10, 2007, borrowings under this facility were repaid in full and at such time the credit facility was terminated. During 2004, we assumed long-term secured mortgage notes of $94.7 million in connection with property acquisitions. Prior to 2004, we incurred long-term debt during the merger with Storage Trust in 1999 wherein we assumed $100 million in senior unsecured notes. We were unable to prepay these debt balances either because of the nature of the loan terms or because it was not economically advantageous to do so. While it is not our present intention to issue additional debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders. These powers are subject to a limitation on unsecured borrowings in our Bylaws described in "Limitations on Borrowings" below.

         ISSUANCE OF SENIOR SECURITIES: We have in the last three years, and expect to continue, to issue additional series of preferred stock that are senior to our Common Stock and Equity Stock. At December 31, 2006, we had approximately $2.9 billion of preferred stock outstanding, excluding two series that were called for redemption in December 2006 and subsequently redeemed on January 18, 2007 and February 20, 2007, respectively, and prior to issuing an additional $500 million of preferred stock in January 2007. The preferred stock, which was issued in series, has general preference rights with respect to liquidation and quarterly distributions. We intend to continue to issue preferred securities without a vote of our common shareholders.

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

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. For a six-month period beginning 54 months after formation, we have the right to acquire our joint venture partner's interest based upon the market value of the properties. If we do not exercise our option, our joint venture partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our joint venture partner fails to exercise its option, the partnership will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. As of December 31, 2006, the Acquisition Joint Venture owned interests in a total of 12 self-storage facilities. See Note 9 to our consolidated financial statements at December 31, 2006 for further discussion of the accounting for the Acquisition Joint Venture. We do not expect the Acquisition Joint Venture to acquire any additional facilities.

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

INVESTMENTS IN REAL ESTATE AND REAL ESTATE ENTITIES
---------------------------------------------------

         Investment  Policies and  Practices  with  respect to our  investments:
Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by the Board of Directors without a shareholder vote:

o Our investments primarily consist of direct ownership of self-storage properties (the nature of our self-storage properties is described in Item 2, "Properties"), as well as partial interests in entities that own self-storage properties, which are primarily located in the United States.

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

o We have a "pipeline" of 56 development projects, including 48 expansions of real estate facilities, for a total estimated cost of approximately $266 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The following table outlines our ownership interest in self-storage facilities in the U.S. at December 31, 2006:

                                                             Net Rentable Square
                                               Number of      Footage of Storage
                                                Storage             Space
                                               Facilities       (in thousands)
                                              -----------    -------------------
Consolidated self-storage facilities:
   Wholly-owned by the Company...............     1,490              95,005
   Other consolidated facilities.............       491              28,998
                                              -----------    -------------------
                                                  1,981             124,003

 Facilities owned by unconsolidated entities.        22               1,427
                                              -----------    -------------------
 Total self-storage facilities in which the
   Company has an ownership interest.........     2,003             125,430
                                              ===========    ===================

         The following table outlines our ownership interest in self-storage facilities in Europe at December 31, 2006:


                                                             Net Rentable Square
                                               Number of      Footage of Storage
                                                Storage            Space
                                               Facilities      (in thousands)
                                              -----------    -------------------
Consolidated self-storage facilities:
   Wholly-owned by the Company...............       103               5,581
   Other consolidated facilities.............        63               3,108
                                              -----------    -------------------
 Total self-storage facilities in which the
   Company has an ownership interest.........       166               8,689
                                              ===========    ===================

         In addition to our interest in self-storage facilities noted above, we own six commercial facilities with an aggregate of 520,000 net rentable square feet, three industrial facilities with an aggregate of 244,000 net rentable square feet used by the continuing containerized storage operations, and have 1,041,000 net rentable square feet of commercial space at certain of the self-storage facilities. The Company and the entities it controls also have a 44% common interest in PSB, which at December 31, 2006 owned and operated approximately 18.7 million net rentable square feet of commercial space.

FACILITIES OWNED BY CONTROLLED ENTITIES
---------------------------------------

         In addition to our direct ownership of 1,490 self-storage facilities at December 31, 2006, we had controlling ownership interests in 52 entities owning an aggregate of 491 storage facilities in the U.S. and 63 in Europe. Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities on our financial statements.

         Through the merger with Shurgard, we acquired two joint venture entities: First Shurgard SPRI (First Shurgard) formed in January 2003 and Second Shurgard SPRL (Second Shurgard) formed in May 2004. These joint ventures were expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in each of these ventures. We have determined that First Shurgard and Second Shurgard are each Variable Interest Entities (See Note 2 to our December 31, 2006 consolidated financial statements), and that we are the primary beneficiary. Accordingly, First Shurgard and Second Shurgard have been consolidated in our consolidated financial statements since the acquisition date. See Note 11 to our consolidated financial statements included elsewhere in this report for further discussion of the joint ventures acquired in the merger with Shurgard.

         On September 5, 2006, we informed the joint venture partners of First Shurgard and Second Shurgard of our intention to purchase their interests in First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. Our joint venture partners currently contest whether we have the right to purchase their interests under this procedure and, accordingly, it is uncertain as to whether we will acquire their interests pursuant to these provisions. On January 17, 2007, we filed an arbitration request to compel arbitration of the matter.

         Following the merger with Shurgard, we acquired the minority interests in certain of Shurgard's joint ventures, for an aggregate of approximately
$62,300,000 in cash. As a result of these transactions, we obtained the remaining interest in a total of 68 facilities located in the U.S.

FACILITIES OWNED BY UNCONSOLIDATED ENTITIES
-------------------------------------------

         At December 31, 2006, we had ownership interests in PSB and five limited partnerships (collectively the "Unconsolidated Entities"). Our ownership interest in these entities is less than 50%.

         Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes and we account for such investments using the equity method. PSB, which files financial statements with the Securities and Exchange
Commission, has debt and other obligations that are not included in our consolidated financial statements. The five limited partnerships do not have any significant amounts of debt or other obligations. See Note 6 to our consolidated financial statements for the year ended December 31, 2006 for further disclosure regarding the assets and liabilities of the Unconsolidated Entities.

         The following chart sets forth, as of December 31, 2006, the entities in which we have a controlling interest and the entities in which we have a minority interest:


------------------------------------------------------------------------------------------------------------
          Subsidiaries (Controlled Entities)                          Entities in which we have
                    of the Company                          a Minority Interest (Unconsolidated Entities)
------------------------------------------------------------------------------------------------------------
Capital Hill Partners, A Limited Partnership            Public Storage Alameda, Ltd.  (5)
Carson Storage Partners, Ltd.                           Public Storage Glendale Freeway, Ltd. (10)
Carson Storage Ventures                                 Metropublic Storage Fund (11)
Connecticut Storage Fund                                PS Business Parks, Inc.  (12)
Del Amo Storage Partners, Ltd.                          Public Storage Crescent Fund, Ltd. (13)
Downey Storage Partners, Ltd.  (1)                      PSAF Acquisition Partners, Ltd.
Huntington Beach Storage Partners, Ltd.
Monterey Park Properties, Ltd.  (2)
PS Orangeco Partnerships, Inc.
PS Partners, Ltd.
PS Partners VIII, Ltd.
PS Texas Holdings, II, Ltd.
Public Storage Properties IV, Ltd. (3)
Public Storage Properties V, Ltd. (4)
PSA Institutional Partners, L.P.
PS HKBF, LLC
Public Storage Euro Fund III, Ltd. (5)
Public Storage Euro Fund IV, Ltd. (5)
Public Storage Euro Fund V, Ltd. (5)
Public Storage Euro Fund VI, Ltd. (5)
Public Storage Euro Fund VII, Ltd. (5)
Public Storage Euro Fund VIII, Ltd. (5)
Public Storage Euro Fund IX, Ltd. (5)
Public Storage Euro Fund X, Ltd. (5)
Public Storage Euro Fund XI, Ltd. (5)
Public Storage Euro Fund XII, Ltd. (5)
Public Storage Euro Fund XIII, Ltd. (5)
Public Storage German Fund II, Ltd. (5)
Public Storage Institutional Fund
Public Storage Institutional Fund III
Public Storage Partners, Ltd. (6)
Public Storage Partners II, Ltd. (7)
Public Storage Properties, Ltd. (8)
Secure Mini-Storage
Shurgard/Canyon Park Self Storage, Ltd.
Shurgard-Freeman Franklin/Rivergate JV
Shurgard-Freeman Hermitage JV
Shurgard-Freeman Hickory Hollow JV
Shurgard-Freeman Medical Center JV
Shurgard-Freeman Memphis LLC
Shurgard-Freeman South Main JV
Shurgard-Freeman Stones River JV
Shurgard Resco LLC
Shurgard Resco II, LLC
Shurgard Resco III, LLC
Shurgard TRC Self Storage Development LLC
STOR-Re Mutual Insurance Company, Inc.
Storage Trust Properties, L.P.
Van Nuys Storage Partners, Ltd.  (9)
Whittier Storage Partners, Ltd.
First Shurgard SPRI
Second Shurgard SPRL


(1) B. Wayne Hughes owns approximately 2.8% of the limited partnership interest of this entity.
(2) B. Wayne Hughes owns approximately 4.4% of the limited partnership interest of this entity.
(3) The Hughes Family owns 20% of the general partner interests and 15.5% of the limited partnership interests of this entity.

(4) The Hughes Family owns 20% of the general partner interests and 11.4% of the limited partnership interests of this entity.
(5) B. Wayne Hughes owns approximately 20% of the general partner interest of these entities.
(6) The Hughes Family owns approximately 24.3% of the limited partnership interest of this entity.
(7) The Hughes Family owns approximately 11.9% of the limited partnership interest of this entity.
(8) The Hughes Family owns 20% of the general partner interests and 30.5% of the limited partnership interests of this entity.
(9) B. Wayne Hughes owns approximately 17.4% of the limited partnership interest of this entity.
(10) B. Wayne Hughes is a general partner in this entity and owns a 0.02% equity interest.
(11) B. Wayne Hughes is a general partner of this entity, and has no economic interest.
(12) B. Wayne Hughes owns approximately 0.5% of the common shares of PS Business Parks, Inc.
(13) B. Wayne Hughes owns approximately 17.9% of the general partnership interest of this entity.
                                       14

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

BORROWINGS
----------

         We  have  a  $200  million   revolving  line  of  credit  (the  "Credit
Agreement") that has a maturity date of April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.50% to LIBOR plus 1.20% depending on our credit ratings (LIBOR plus 0.50% as of December 31, 2006). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (the fee was 0.15% per annum as of December 31, 2006). At December 31, 2006, we had $45 million in outstanding borrowings under our $200 million bank line of credit. At February 28, 2007, we had $80 million in outstanding borrowings on our line of credit.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than
0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than 1.5 times our unsecured recourse debt). We were in compliance with all the covenants of the Credit Agreement at December 31, 2006.

         This credit facility expires on April 10, 2007. We are currently in the process of obtaining a new credit facility which we anticipate will have $300 million of available borrowing capacity, as well as improved financing spreads and covenants. We expect the new credit facility to be in place prior to the expiration of the existing facility.

         On December 27, 2006, we entered into a $300 million unsecured short-term credit agreement with a commercial bank. Pursuant to the credit agreement, we borrowed $300 million and had this amount outstanding at December 31, 2006.

         At December 31, 2006, in addition to borrowings under our credit facilities we had (i) $475.4 million of unsecured notes payable, (ii) $266.7 million of mortgage notes secured by facilities in the U.S., (iii) $717.7 million of notes payable secured by facilities located in Europe and (iv) other miscellaneous debt totaling $43.9 million.

         Our debt level is much higher than we are accustomed to and is a result of assuming $1.3 billion of debt we have at December 31, 2006 that we assumed in our merger with Shurgard.

         Our goal is to continue to reduce the level of debt outstanding to a level that is acceptable to us. In this regard, on January 2, 2007 we retired approximately $429 million of notes payable that was secured by 102 of our facilities located in Europe. In addition, on January 10, 2007, we retired $300.0 million of borrowings on a bank credit facility and subsequently terminated the facility. We financed the repayments with the net proceeds from the issuance of preferred stock that was issued in early January 2007 combined with additional cash on hand.

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

         Without the consent of holders of the various series of Senior Preferred Stock, we may not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2006, the Debt Ratio was approximately 16%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with accounting principles generally accepted in the United States, be reflected on our consolidated balance sheet at the time of determination. "Assets" means our total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

         Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness of 30% of total capitalization (as defined) and the prohibition of the payment of dividends upon the occurrence of an event of default (as defined).

EMPLOYEES
---------

         We have approximately 6,000 employees in the United States and Europe at December 31, 2006 who render services on behalf of the Company, primarily personnel engaged in property operations. None of our employees in the U.S. are covered by a collective bargaining agreement. Two countries in Europe have employees represented through an internal collective bargaining council. We believe that our relations with our employees are generally good.

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

INSURANCE
---------

         We believe our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including property, earthquake, general liability and workers compensation, through nationally recognized insurance carriers and through our captive insurance programs (described below). Our captive insurance programs also insure affiliates of the Company.

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

         The Company, STOR-Re, PSIC-H and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125 million for property coverage (a maximum of $80 million with respect to earthquake coverage) and $102 million for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

         Our tenant insurance program reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. Throughout 2004 and 2005, we had third-party insurance coverage for claims paid exceeding $500,000 resulting from any individual event, to a limit of $10,000,000. Effective January 1, 2006, such coverage was revised to cover claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At December 31, 2006, we had approximately 403,000 reinsured policies outstanding representing aggregate coverage of approximately $1.0 billion.

ITEM 1A. RISK FACTORS
         ------------

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Company:

WE ARE SUBJECT TO ADDITIONAL RISKS AS A RESULT OF THE SHURGARD MERGER.

         In addition to the general risks related to real estate described below which may also adversely impact Shurgard's operations, we are also subject to the following risks in connection with the Shurgard merger and integrating Shurgard into our operations, including without limitation the following:

     o difficulties in completing the integration of operations, technologies and personnel of Shurgard;

     o   inability to realize or delays in realizing expected synergies;

     o   unanticipated operating costs;

     o diversion of our management's attention away from other business concerns;

     o exposure to any undisclosed or unknown potential liabilities of Shurgard and;

     o risks related to real estate markets in Europe which are new markets for us.

         We have never undertaken to integrate a company as large as Shurgard or one with overseas operations. The success of the merger will depend, in part, on our ability to realize the anticipated cost savings from combining the businesses of Public Storage and Shurgard. However, to realize the anticipated benefits from the merger, we must successfully compare the combination of the businesses of Public Storage and Shurgard in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer or cost more to realize than expected. It is possible that the integration process could result in a decline in occupancy and/or rental rates, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements that adversely affect our ability to maintain relationships with tenants and employees or to achieve the anticipated benefits of the merger. Further, the size of the transaction may make completing the integration of Public Storage and Shurgard difficult, expensive and disruptive, adversely affecting the combined company's revenues and earnings, and implementation of merger integration efforts may divert management's attention from other strategic priorities. In addition, the merger was structured so that it should have been a taxable transaction for U.S. Federal income tax purposes. As a result, the combined company should have the benefit of a step-up in tax basis in Shurgard's assets. It is possible that the IRS may challenge the step-up in basis. If such challenge were sustained, we would not achieve this benefit, which would reduce our depreciation deductions and our ability to retain cash flow.

         We also acquired Shurgard's international operations in Europe, which consist principally of facilities that have been completed in the last few years and are in various stages of fill-up. Shurgard's international operations have not been profitable, and there is no assurance they will ultimately be profitable. Also, Shurgard had a number of non-stabilized properties and construction activity, and delays in construction and fill-up could result in additional costs. We have limited experience in European operations, which may adversely impact our ability to operate profitably in Europe. In addition, these operations have specific inherent risks, including without limitation the following:

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

PUBLIC STORAGE SHAREHOLDERS INCURRED IMMEDIATE DILUTION FOLLOWING COMPLETION OF THE SHURGARD MERGER.

         Public Storage shareholders incurred immediate dilution in connection with the merger. During 2005, Public Storage shareholders would have incurred a loss of $0.80 per share (diluted) on a pro forma basis compared to earnings of $1.97 per share (diluted) on a historical basis primarily as a result of an increase in depreciation and amortization expense.

THE HUGHES FAMILY COULD CONTROL US AND TAKE ACTIONS ADVERSE TO OTHER
SHAREHOLDERS.

         At December 31, 2006, B. Wayne Hughes, Chairman of the Board and his family (the "Hughes family") owned approximately 26.7% of our aggregate outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE OR SHURGARD FAILED TO QUALIFY AS A REIT.

         We have assumed, based on public filings, that Shurgard qualified as a real estate investment trust for United States federal income tax purposes, referred to hereinafter as a REIT, and that we will be able to continue to qualify as a REIT following the Shurgard merger. However, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities (including the significant tax liability that would have resulted from the deemed sale of assets by Shurgard pursuant to the merger) and we could possibly lose our REIT status should disqualifying activities continue after the Shurgard merger.

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

     o   changes in tax, real estate and zoning laws; and

     o   tenant claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 17 under "Insurance and Loss Exposure" to our consolidated financial statements at December 31, 2006.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development and fill-up of our properties would reduce our profitability. Since January 1, 2002, through December 31, 2006, we have opened 46 newly developed self-storage facilities. In addition, our development "pipeline" in the United States and Europe at December 31, 2006 consist of 56 projects with total estimated costs of $266 million. We anticipate the development of these 56 projects to be completed in the next two years. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

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

         Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PSIC. For each of the years ended December 31, 2006 and 2005, PSIC received $989,000 and $1,052,000 respectively, in reinsurance premiums attributable to the Canadian Facilities. Since PSIC's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

         Not applicable.

ITEM 2.  PROPERTIES

         At December 31, 2006, we had direct and indirect ownership interests in 2,003 and 166 storage facilities located in 38 states within the U.S. and seven Western European nations, respectively:

                                              At December 31, 2006
                                  -----------------------------------------
                                  Number of Storage     Net Rentable Square
                                    Facilities (a)      Feet (in thousands)
                                  -------------------- --------------------
United States:

California:
     Southern...............                 198                 13,399
     Northern...............                 170                  9,845
Texas.......................                 235                 15,375
Florida.....................                 191                 12,452
Illinois....................                 123                  7,800
Washington..................                  91                  5,954
Georgia.....................                  90                  5,835
North Carolina..............                  69                  4,775
Virginia....................                  78                  4,407
New York....................                  61                  3,921
Colorado....................                  60                  3,810
New Jersey..................                  56                  3,492
Maryland....................                  55                  3,085
Minnesota...................                  44                  2,990
Michigan....................                  43                  2,755
Arizona.....................                  37                  2,259
Missouri....................                  38                  2,144
South Carolina..............                  40                  2,131
Oregon......................                  38                  1,955
Tennessee...................                  33                  1,883
Indiana.....................                  31                  1,880
Pennsylvania................                  28                  1,867
Ohio........................                  30                  1,860
Nevada......................                  22                  1,404
Kansas......................                  22                  1,310
Massachusetts...............                  19                  1,179
Wisconsin...................                  16                  1,030
Other states (12 states)....                  85                  4,633
                                  -------------------- --------------------
     Total - U.S............               2,003                125,430
                                  -------------------- --------------------
Europe:

France......................                  50                  2,606
Netherlands.................                  32                  1,664
Sweden......................                  25                  1,335
Belgium.....................                  21                  1,219
United Kingdom..............                  19                    905
Germany.....................                  11                    550
Denmark.....................                   8                    410
                                  -------------------- --------------------
     Total - Europe.........                 166                  8,689
                                  -------------------- --------------------
     Grand Total............               2,169                134,119
                                  ==================== ====================

(a) Includes 2,147 self-storage facilities owned by the Company and entities consolidated with the Company. The remaining 22 facilities are self-storage facilities owned by entities in which the Company has an interest; however, the Company does not consolidate such entities. See Schedule III: Real Estate and Accumulated Depreciation in the Company's 2006 financials, for a complete list of properties consolidated by the Company.

         Our facilities are generally operated to maximize cash flow through the regular review and, when warranted by market conditions, adjustment of rents charged to our tenants. For the year ended December 31, 2006, the weighted average occupancy level and the average total rental income per rentable square foot for our self-storage facilities were approximately 89% and $12.39, respectively in the U.S. and 76% and $23.30, respectively in Europe. Included in the 2,169 storage facilities are 46 newly developed facilities opened since January 1, 2002.

         At December 31, 2006, 263 of our facilities were encumbered by an aggregate of $984.3 million in mortgage notes payable.

         We have no specific policy as to the maximum size of any one particular self-storage facility. However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

         DESCRIPTION OF SELF-STORAGE FACILITIES: Self-storage facilities, which comprise the majority of our investments, are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage, as well as space for portable storage containers. Leases for storage facility space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property, the size of the storage space and length of stay. All of our self-storage facilities in the United States are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the "Shurgard" brand name.

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

         We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months. We believe that these fluctuations result in part from increased moving activity during the summer months.

         Our self-storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 38 states in the United States and seven Western European nations. Generally our self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

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

         Commercial Properties: In addition to our interests in 2,169 self-storage facilities, we have an interest in PSB, which, as of December 31, 2006, owns and operates approximately 18.7 million net rentable square feet in eight states. At December 31, 2006, our investment in PSB represents 2.5% of our total assets based upon book value of $283.7 million. The market value of our investment in PSB at December 31, 2006 of approximately $899.7 million represents 8.0% of the book value of our total assets at December 31, 2006 of approximately $11.2 billion. We also directly own six commercial properties with 520,000 net rentable square feet, have 1,041,000 net rentable square feet of commercial space that is located at certain of the self-storage facilities, and own three industrial facilities with an aggregate of 244,000 net rentable square feet that are being used by the continuing containerized storage operations.

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

ITEM 3.  LEGAL PROCEEDINGS

     Serrao v.  Public  Storage,  Inc.  (filed  April 2003)
     ------------------------------------------------------
     (Superior  Court of California - Orange County)
     -----------------------------------------------

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

     Drake v. Shurgard  Storage  Centers,  Inc. (filed September 2002)
     -----------------------------------------------------------------
     (Superior Court of California - Orange County)
     ----------------------------------------------

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

     Potter,  et al v.  Hughes,  et al  (filed  December  2004)
     ----------------------------------------------------------
     (United  States District Court - Central District of California)
     ----------------------------------------------------------------

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

         At the end of December 2004, the same shareholder referred to above and a second shareholder filed this shareholder's derivative complaint naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in this complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In July 2006, the Court granted the defendants' motion to dismiss the amended Complaint without leave to amend. In August 2006, Plaintiffs filed a notice of appeal of the Court's decision. The appeal is currently pending. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

     Brinkley v. Public  Storage, Inc. (filed April 2005)
     ----------------------------------------------------
     (Superior Court of California - Los Angeles County)
     ---------------------------------------------------

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

     Simas v. Public  Storage, Inc. (filed  January 2006)
     ----------------------------------------------------
     (Superior Court of California - Orange County)
     ----------------------------------------------

         The plaintiff brings this action against the Company on behalf of a purported class who bought insurance coverage at Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was originally brought under California Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. Ultimately all claims except for unjust enrichment were dismissed. There is currently a demurrer pending on Plaintiff's amended allegations as to unjust enrichment. We are vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------

a. Market Price of the Registrant's Common Equity:

               Our Common Stock (NYSE: PSA) has been listed on the New York Stock Exchange since October 19, 1984. Our Depositary Shares each representing 1/1,000 of a share of Equity Stock, Series A (NYSE:PSAA) (see section c. below) have been listed on the New York Stock Exchange since February 14, 2000.

               The following table sets forth the high and low sales prices of Common Stock on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                                --------------------------------
         Year                 Quarter               High                  Low
        ------                -------           -------------        -----------
         2005                   1st              $  59.490           $  51.500
                                2nd                 64.500              55.300
                                3rd                 70.450              59.700
                                4th                 72.020              61.360

         2006                   1st                 84.620              67.720
                                2nd                 81.400              70.260
                                3rd                 89.250              75.440
                                4th                 98.050              85.170

               The following table sets forth the high and low sales prices of Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                                --------------------------------
         Year                 Quarter               High                  Low
        ------                -------           -------------        -----------
         2005                    1st             $  29.950           $  27.800
                                 2nd                29.000              27.210
                                 3rd                28.900              27.610
                                 4th                28.650              27.380

         2006                    1st                27.760              26.200
                                 2nd                27.250              25.600
                                 3rd                28.080              26.350
                                 4th                27.700              26.180

               As of February 15, 2007, there were approximately 25,258 holders of record of Common Stock and approximately 10,786 holders of Depositary Shares Each Representing 1/1,000 of a share of Equity Stock, Series A.

b.       Dividends

               We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions on Common Stock for 2006 amounted to $298.2 million or $2.00 per share of Common Stock.

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

               For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2006, the dividends paid to the common shareholders ($2.00 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were classified as follows:

                                1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                              ---------------   -------------     --------------    ---------------
Ordinary Income..........      100.0000%         100.0000%         100.0000%          100.0000%
Long-term Capital Gain...      0.0000%           0.0000%           0.0000%            0.0000%
                              ---------------   -------------     --------------    ---------------
Total....................      100.0000%         100.0000%         100.0000%          100.0000%
                              ===============   =============     ==============    ===============

               For 2005, the dividends paid to the common shareholders ($1.90 per share), on all the various classes of preferred stock, and on our Equity Stock, Series A were classified as follows:


                                1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                              ---------------   -------------     --------------    ---------------
Ordinary Income..........      98.5488%          99.3947%          99.9589%           100.0000%
Long-term Capital Gain...      1.4512%           0.6053%           0.0411%            0.0000%
                              ---------------   -------------     --------------    ---------------
Total....................      100.0000%         100.0000%         100.0000%          100.0000%
                              ===============   =============     ==============    ===============

               A  percentage  of the  long-term  capital  gain  is  unrecaptured
         Section 1250 gain for each quarter of 2005 as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                ---------------   -------------     --------------    ---------------
Unrecaptured ss.1250 Gain..        7.3110%           0.0000%           8.0542%            0.0000%
                                ===============   =============     ==============    ===============


               For the corporate shareholders a portion of the long-term capital gain is required to be recaptured as ordinary income. For each quarter of 2005 the percentage is as follows:


                                  1st Quarter      2nd Quarter        3rd Quarter       4th Quarter
                                ---------------   -------------     --------------    ---------------
IRC ss.291 Recapture.......        1.4621%           0.0000%           1.6121%            0.0000%
                                ===============   =============     ==============    ===============

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

               At December 31, 2006, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock A. The Equity Stock A ranks on a parity with common stock and junior to the Senior Preferred Stock with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Stock or
         b) $2.45 per annum. Except in order to preserve the Company's Federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each depositary share will be convertible into 0.956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          For the year ended December 31,
                                                    ----------------------------------------------------------------------------
                                                       2006 (1)       2005 (1)        2004 (1)        2003 (1)       2002 (1)
                                                    -------------- -------------   --------------  --------------  -------------
                                                                   (Amounts in thousands, except per share data)
Revenues:
  Rental income and ancillary operations........      $1,349,856     $1,043,600       $952,766        $890,350        $845,273
  Interest and other income.....................          31,799         16,447          5,391           2,537           5,210
                                                    -------------- -------------   --------------  --------------  -------------
                                                       1,381,655      1,060,047        958,157         892,887         850,483
                                                    -------------- -------------   --------------  --------------  -------------
Expenses:
   Cost of operations (excluding depreciation)..         500,560        378,301        361,944         340,871         309,491
  Depreciation and amortization.................         437,984        196,232        182,890         183,863         175,524
  General and administrative....................          84,661         21,115         18,813          17,127          15,619
  Interest expense..............................          33,062          8,216            760           1,121           3,809
                                                    -------------- -------------   --------------  --------------  -------------
                                                       1,056,267        603,864        564,407         542,982         504,443
                                                    -------------- -------------   --------------  --------------  -------------
Income from continuing operations before equity
  in earnings of real estate entities, gain
  (loss) on disposition of real estate
  investments and casualty loss and minority
  interest in income............................         325,388        456,183        393,750         349,905         346,040
Equity in earnings of real estate entities......          11,895         24,883         22,564          24,966          29,888
Gain(loss) on disposition of real estate
  investments and casualty loss.................           2,177          1,182             67           1,007          (2,541)
Foreign currency exchange gain (loss)                        336              -              -               -               -
Income from derivatives, net                               3,926              -              -               -               -
Minority interest in income (3).................         (31,883)       (32,651)       (49,913)        (43,703)        (44,087)
                                                    -------------- -------------   --------------  --------------  -------------
Income from continuing operations...............         311,839        449,597        366,468         332,175         329,300
Cumulative effect of change in accounting
  principle.....................................             578              -              -               -               -
Discontinued operations (2).....................           1,609          6,796           (255)          4,478         (10,562)
                                                    -------------- -------------   --------------  --------------  -------------
Net income......................................        $314,026       $456,393       $366,213        $336,653        $318,738
                                                    ============== =============   ==============  ==============  =============

PER COMMON SHARE:
Distributions...................................          $2.00           $1.90          $1.80           $1.80           $1.80

Net income - Basic..............................          $0.33           $1.98          $1.39           $1.29           $1.15
Net income - Diluted............................          $0.33           $1.97          $1.38           $1.28           $1.14

Weighted average common shares - Basic..........         142,760        128,159        127,836         125,181         123,005
Weighted average common shares - Diluted........         143,715        128,819        128,681         126,517         124,571


BALANCE SHEET DATA:
Total assets....................................     $11,198,473     $5,552,486     $5,204,790      $4,968,069      $4,843,662
Total debt......................................      $1,848,542       $149,647       $145,614         $76,030        $115,867
Minority interest (other partnership interests).        $181,030        $28,970       $118,903        $141,137        $154,499
Minority interest (preferred partnership                $325,000       $225,000       $310,000        $285,000        $285,000
interests)......................................
Shareholders' equity............................      $8,208,045     $4,817,009     $4,429,967      $4,219,799      $4,158,969


OTHER DATA:
Net cash provided by operating activities.......        $791,700       $692,048       $616,664        $571,387        $591,283
Net cash used in investing activities...........       $(487,496)     $(443,656)     $(157,638)      $(205,133)      $(325,786)
Net cash used in financing activities...........       $(244,395)     $(121,146)     $(297,604)      $(264,545)      $(211,720)




(1) During 2006, 2005, 2004, 2003 and 2002, we completed several significant asset acquisitions, business combinations and equity transactions. See our consolidated financial statements and notes thereto.

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

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
         -------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "should," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance are described in Item 1A, "Risk Factors" in Part I of this Annual Report on Form 10-K. These risks include, but are not limited to, the following: risks related to the merger with Shurgard including difficulties that may be encountered in integrating Public Storage and Shurgard, loss of personnel as a result of the merger, and the impact of the merger on occupancy and rental rates, the inability to realize or delays in realizing expected results from the merger, unanticipated operating costs resulting from the merger, and risks associated with international operations; changes in general economic conditions and in the markets in which Public Storage operates; the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in Public Storage's ability to evaluate, finance and integrate acquired and developed properties into its existing operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce cash available for distribution; consumers' failure to accept the containerized storage concept; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process; economic uncertainty due to the impact of war or terrorism. We disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

         OVERVIEW

         In the United States, the self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities as well as the expansion of the containerized storage business by competitors. We believe that the increase in competition has had a negative impact on our occupancy levels and rental rates in many markets. However, we believe that we possess several distinguishing characteristics that enable us to compete effectively with other owners and operators.

         We are the largest owner and operator of self-storage facilities in the United States with direct and indirect ownership interests as of December 31, 2006 in 2,003 self-storage facilities containing approximately 125 million net rentable square feet. All of our facilities in the United States are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Located in the major metropolitan markets of 38 states, our self-storage facilities are geographically diverse, giving us national recognition and prominence. This concentration establishes us as one of the dominant providers of self-storage space in most markets in which we operate and enables us to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of our competitors. In addition, we believe that the geographic diversity of the portfolio reduces the impact from regional economic downturns and provides a greater degree of revenue stability.

         On August 22, 2006, we merged with Shurgard Storage Centers, Inc. ("Shurgard"). As a result of the merger, we acquired 487 self-storage facilities located in the United States and 166 facilities located in seven countries in Western Europe. This marks the first time we have owned self-storage facilities outside of the United States. The self-storage industry in Europe is still relatively new as compared to the United States where it is a mature industry. Customer awareness of the product in Europe is emerging. All of our facilities in Europe are operating under the "Shurgard" brand name. While competition in Europe has been increasing, we believe we are the single largest self-storage operator in Europe as of December 31, 2006.

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

             As indicated above, in connection with the merger with Shurgard, we acquired 487 self-storage facilities located in the United States. Substantially all of these facilities are located in the same markets that we currently operate in. We believe that the merger will provide us with additional economies of scale with respect to certain operating costs that will ultimately improve operating margins. In addition, at August 31, 2006, the average occupancy level of the 487 self-storage facilities was approximately 84.4% as compared to our existing portfolio's 89.7%. We believe that we will be able to increase the average occupancy level of the acquired portfolio to those experienced by our own. These potential benefits will take time to develop and there can be no assurance that we will be able to such benefits.

             In Europe, we believe there is opportunity to enhance the operating performance. Since the merger closed, our European management has upgraded systems, reduce overhead costs, and improve revenue growth by both improving occupancy levels and rental rates.

     o We will acquire facilities from third parties. Aside from the Shurgard merger, during 2004, 2005 and 2006, we acquired interests in 89 self-storage facilities from third parties at an aggregate cost of approximately $618 million. We believe that our national telephone reservation system and our marketing and promotional activities present an opportunity to increase revenues at these facilities through higher occupancies, as well as cost efficiencies through greater critical mass. During 2006, our acquisition activities slowed down significantly, primarily because we focused our attention on the merger with Shurgard. Notwithstanding, finding high quality self-storage facilities, in desirable markets, at attractive prices is becoming more difficult.

     o We will look to expand and further invest into our existing self-storage locations by (i) improving their visual and structural appeal, (ii) expanding our facilities' density, at a per-square foot cost that is favorable compared to a ground-up development, to take advantage of increases in local demand since the facilities were developed, and (iii) converting existing vacant space previously used by our containerized storage operations into traditional self-storage space. At December 31, 2006, we have a "pipeline" of 48 such projects in the United States to expand or repackage our existing facilities, and to convert substantially all of the remaining vacant space previously used by our containerized storage operations, for an aggregate of approximately $188 million, which will add approximately 2,256,000 net rentable square feet. Completion of these projects is subject to contingencies, including obtaining governmental agency approvals. We continue to evaluate our existing real estate portfolio to identify additional expansion and repackaging opportunities.

     o In 2005 and 2006, our rate of development of new self-storage facilities has declined due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality self-storage sites in urban locations, and more difficult zoning and permitting requirements. We will, however, continue to seek favorable sites and markets for development.

     o Through our investment in PSB, we will continue to participate in the potential growth of this company's investment in approximately
             18.7 million net rentable square feet of commercial space at December 31, 2006.

         CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to our consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

         Management believes the following are critical accounting policies whose application has a material impact on the Company's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying Real Estate Investment Trust ("REIT") under the Internal Revenue Code and applicable state laws. We also believe that Shurgard qualified as a REIT. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay income tax on the share of our taxable income that is distributed to our shareholders.

         We therefore do not estimate or accrue any federal income tax expense. This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or have failed to qualify as a REIT and applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. There can be no assurance that we would be entitled to any statutory relief. In addition, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities.

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate, goodwill, and other intangible assets. We evaluate our goodwill for impairment on an annual basis, and on a quarterly basis evaluate other long-lived assets for impairment. As described in Note 2 to our consolidated financial statements, the evaluation of goodwill for impairment entails valuation of the reporting unit to which goodwill is allocated, which involves significant judgment in the area of projecting earnings, determining appropriate price-earnings multiples, and discount rates. In addition, the evaluation of other long-lived assets for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. We identified impairment charges in the year ended December 31, 2004 related to our plan to close and consolidate certain containerized storage facilities - see Note 4 to our consolidated financial statements. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that other long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ESTIMATED  LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM  LIABILITIES:
As described in Notes 2 and 17 to our consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts recorded. At December 31, 2006, we had approximately 403,000 reinsured policies in the United States outstanding representing aggregate coverage of approximately $1 billion.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 17 to our consolidated financial statements.

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

         VALUATION OF DERIVATIVES: As described in our Significant Accounting Policies in Note 2 to our consolidated financial statements, our derivative instruments are not considered effective hedges. Accordingly, any changes in value of these derivatives are reflected as an increase or decrease in net income. The determination of the value of derivatives is based upon significant judgment and assumptions including interest rates, currency rates, and expected rates of return. The actual value of derivative instruments is dependent upon many factors that our judgments and assumptions may not consider, or may not consider effectively.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         NET INCOME: Net income for the year ended December 31, 2006 was $314,026,000 compared to $456,393,000 for the same period in 2005, representing a decrease of $142,367,000, or 31%. This decrease is primarily due to significant increases in depreciation and amortization expense, general and administrative expense and interest expense. Depreciation and amortization increased by approximately $242 million due primarily to the addition of real estate facilities and intangible assets acquired in the merger with Shurgard and the corresponding depreciation and amortization related to such assets. General and administrative expense increased by approximately $64 million principally from incurring approximately $44 million in integration expenses related to the Shurgard merger. At December 31, 2006, we have $1.3 billion of debt outstanding that was assumed in the Shurgard merger, and, as a result, interest expense increased by approximately $25 million.

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

         ALLOCATIONS OF INCOME AMONG SHAREHOLDERS: In computing the net income allocable to common shareholders for each period, we have deducted from net income (i) distributions paid to the holders of the Equity Stock, Series A totaling $21,424,000 in 2006, $21,443,000 in 2005 and $21,501,000 in 2004, (ii)
distributions paid to our preferred shareholders totaling $214,218,000 in 2006, $173,017,000 in 2005 and $157,925,000 in 2004, and (iii) amounts allocated to preferred shareholders in connection with preferred stock redemption activities as described below, totaling $31,493,000 in 2006, $7,538,000 in 2005 and $8,724,000 in 2004. The year-over-year increase in the distributions paid to our preferred shareholders is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities.

         NET INCOME PER SHARE: Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $46,891,000 or $0.33 per common share on a diluted basis for the year ended December 31, 2006 compared to $254,395,000 or $1.97 per common share on a diluted basis for the same period in 2005, representing a decrease of $1.64 per common share, or a decrease of 83%. The decreases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above, in addition to increased income allocated to preferred shareholders, described below. Weighted average diluted shares increased to 143,715,000 for year ended December 31, 2006 from
128,819,000 for the year ended December 31, 2005. The increase in weighted average diluted shares is due primarily to the issuance of approximately 38.9 million shares in the merger with Shurgard, which are included in our weighted averages shares from August 22, 2006 through December 31, 2006.

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

         As described more fully under "Liquidity and Capital Resources" below, we have approximately $172,500,000 in higher coupon preferred stock that becomes available for redemption during 2007. While there is no assurance that we will be able to raise the necessary capital and at appropriate rates to redeem these securities, if we do redeem these securities, we expect allocations to our preferred shareholders based upon distributions paid to decrease. However, during 2007 there would be an additional allocation to the preferred shareholders of approximately $5.6 million if these redemptions are completed.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

         Domestic Self-Storage Operations: Our domestic self-storage operations are by far the largest component of our operating activities, representing approximately 90% of our total revenues generated for the year ended December 31, 2006. Rental income with respect to our domestic self-storage operations has grown from $951,370,000 in 2005 to $1,180,234,000 in 2006, representing an increase of $228,864,000, or approximately 24.1%. The year-over-year improvements in rental income are due to improvements in the performance of those facilities that we owned prior to January 1, 2004 (our "Same Store" facilities), and the addition of new facilities to our portfolio, either through our acquisition or development activities.

         To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of these three groups, our Same Store group, acquisition facilities and development facilities.

Domestic self - storage operations summary:

                                                          Year Ended December 31,                Year Ended December 31,
                                                   ------------------------------------- ---------------------------------------
                                                                              Percentage                             Percentage
                                                        2006         2005       Change        2005         2004        Change
                                                   ------------- ----------- ----------- ----------- ------------   ------------
                                                                           (Dollar amounts in thousands)
Rental income:
   Same Store Facilities.......................     $  859,776   $  818,378       5.1%   $  818,378   $  779,259          5.0%
   Acquired Facilities.........................        207,746       39,691      423.4%      39,691        4,705        743.6%
   Development Facilities......................        112,712       93,301       20.8%      93,301       77,701         20.1%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
     Total rental income.......................      1,180,234      951,370       24.1%     951,370      861,665         10.4%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
Cost of operations before depreciation and
    amortization (a):
   Same Store Facilities.......................        284,624      271,330        4.9%     271,330      270,261          0.4%
   Acquired Facilities.........................         76,084       16,780      353.4%      16,780        1,606        944.8%
   Development Facilities......................         38,052       32,479       17.2%      32,479       28,488         14.0%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
      Total cost of operations.................        398,760      320,589       24.4%     320,589      300,355          6.7%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
Net operating income before depreciation and
    amortization(a):
   Same Store Facilities.......................        575,152      547,048        5.1%     547,048      508,998          7.5%
   Acquired Facilities.........................        131,662       22,911      474.7%      22,911        3,099        639.3%
   Development Facilities......................         74,660       60,822       22.7%      60,822       49,213         23.6%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
   Total net operating income before
        depreciation and amortization (a)......        781,474      630,781       23.9%     630,781      561,310         12.4%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
Depreciation and amortization expense:
   Same Store Facilities.......................       (150,487)    (156,832)      (4.0)%   (156,832)    (153,405)         2.2%
   Acquired Facilities.........................       (196,393)     (10,120)   1,840.6%     (10,120)        (892)     1,034.5%
   Development Facilities......................        (27,963)     (24,150)      15.8%     (24,150)     (21,933)        10.1%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
   Total depreciation and amortization expense.       (374,843)    (191,102)      96.2%    (191,102)    (176,230)         8.4%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
Net operating income (loss):
   Same Store Facilities.......................        424,665      390,216        8.8%     390,216      355,593          9.7%
   Acquired Facilities.........................        (64,731)      12,791     (606.1)%     12,791        2,207        479.6%
   Development Facilities......................         46,697       36,672       27.3%      36,672       27,280         34.4%
                                                   ------------- ----------- ----------- ----------- ------------   ------------
   Total net operating income..................       $406,631    $ 439,679       (7.5)% $  439,679    $ 385,080         14.2%
                                                   ============= =========== =========== =========== ============   =============
Weighted average for the fiscal year...........         88.6%        89.6%        (1.1)%      89.9%        90.0%         (0.1)%
Number of self-storage facilities (at end of
period)........................................         1,981        1,461         35.6%      1,461        1,423          2.7%
Net rentable square feet (in thousands, at end
   of period):.................................       124,003       89,023         39.3%     89,023       85,149          4.5%


(a) Total net operating income before depreciation and amortization, which is a non-GAAP measure, for our self-storage segment is presented in Note 15 to our December 31, 2006 consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income.

         In the above table, the significant changes in various operating metrics in 2006 as compared to 2005, is primarily due to the acquisition of self-storage facilities in connection with the merger with Shurgard which was completed  on  August  22,  2006  (see  Note  3 to  the  consolidated  financial statements). As a result of the merger, we acquired interests in 487 self-storage facilities (32.3 million net rentable square feet) located in the United States, including 459 wholly-owned facilities and 28 facilities owned by joint ventures in which we have an interest. The operating results of all of the facilities acquired in the merger and located in the United States are included in our financial statements and in the above table for the period from the close of the merger through December 31, 2006.

         Immediately preceding the close of the merger, all of the acquired facilities in the United States were integrated into our property management systems, centralized pricing systems, national call center, and website. Temporary signage, re-branding the facilities from "Shurgard" to "Public
Storage", was also put into place immediately after the close of the merger. Over the past few months, we have been replacing the temporary signage with permanent signage and we anticipate that this process will be completed by March 31, 2007.

         In the field our property management personnel worked diligently to absorb this large acquisition of facilities. Training and hiring new property managers were key elements for the successful integration process. New employees needed to be trained on how to use our property management systems and follow our operating policies and procedures. As expected in a merger of this nature, immediately following the close of the merger turnover at the property manager level was higher than we normally experience. In anticipation of such turnover, we hired additional "bench" property managers to fill openings when turnover occurred. Although this strategy was effective at keeping properties opened for business, it did result in incurring additional payroll costs in the fourth quarter of 2006 due to the additional head count.

         As a result of the merger, the amount of vacant space increased significantly in our system. The acquired Shurgard portfolio of 487 facilities in the United States had in aggregate average square foot occupancy of 84.4% at August 31, 2006 as compared to 89.7% for the existing Public Storage portfolio. Average rental rates were approximately the same for each of the portfolios. One of our goals is to improve rental income generated by the Shurgard portfolio by improving its overall occupancy level to the occupancy level experienced by our existing portfolio. In order to increase move-in volumes and ultimately increase occupancy levels as quickly as possible, we began to be much more aggressive with our pricing, promotional discounts and marketing programs during the fourth quarter of 2006 and into the 2007. This strategy has put some pressure on occupancies and rental rate growth on the Public Storage Same Store facilities (as discussed below) as we shift demand to the other properties and as we adjust the level of discounts and monthly rents. Compounding the difficulties in improving the occupancy levels of the Shurgard portfolio is that the fourth quarter is seasonally the lowest with respect to demand for storage space.

         It is often difficult to see the benefits of these programs in the short-term as promotional discounts and marketing expense adversely affect earnings in the month the customer moves in. Our strategy will be to continue with aggressive pricing, promotional discounts and marketing to improve overall occupancy levels.

         We continue to believe that the acquisition of the Shurgard portfolio will provide operational efficiencies, specifically in the areas of marketing, national call center, and indirect overhead costs that support the operations of the facilities. Such efficiencies have yet to be realized due to the recent integration, increased property manager head count and increased marketing costs, as noted above.

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

         Domestic - Same Store Facilities

         The Same Store Facilities contain approximately 73.9 million net rentable square feet, representing approximately 60% of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio.

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


SAME STORE FACILITIES

                                                               Year Ended December 31,                 Year Ended December 31,
                                                        -------------------------------------  -------------------------------------
                                                                                   Percentage                             Percentage
                                                            2006         2005        Change        2005         2004        Change
                                                        ------------- ----------- -----------  ------------- ----------- -----------
                                                               (Dollar amounts in thousands, except weighted average amounts)

Rental income......................................      $  821,204    $ 782,076      5.0%    $   782,076   $  746,461       4.8%
Late charges and administrative fees collected.....          38,572       36,302      6.3%         36,302       32,798      10.7%
                                                        ------------- ----------- -----------  ------------- ----------- -----------
   Total rental income.............................         859,776      818,378      5.1%        818,378      779,259       5.0%
                                                        ------------- ----------- -----------  ------------- ----------- -----------
Cost of operations before depreciation and amortization:
     Payroll expense...............................          86,919       82,468      5.4%         82,468       83,984      (1.8)%
     Property taxes................................          78,152       74,931      4.3%         74,931       72,986       2.7%
     Repairs and maintenance.......................          27,980       26,237      6.6%         26,237       26,294      (0.2)%
     Advertising and promotion.....................          25,194       23,862      5.6%         23,862       22,338       6.8%
     Utilities.....................................          18,822       17,426      8.0%         17,426       16,168       7.8%
     Property insurance............................           8,937        8,125     10.0%          8,125        9,090     (10.6)%
     Telephone reservation center..................           7,932        7,960     (0.4)%         7,960       10,699     (25.6)%
     Other cost of management......................          30,688       30,321      1.2%         30,321       28,702       5.6%
                                                        ------------- ----------- -----------  ------------- ----------- -----------
   Total cost of operations........................         284,624      271,330      4.9%        271,330      270,261       0.4%
                                                        ------------- ----------- -----------  ------------- ----------- -----------
Net operating income before depreciation and
amortization (e)...................................         575,152      547,048      5.1%        547,048      508,998       7.5%
Depreciation and amortization......................        (150,487)    (156,832)    (4.0)%      (156,832)    (153,405)      2.2%
                                                        ------------- ----------- -----------  ------------- ----------- -----------
 Net operating income..............................      $   424,665  $  390,216      8.8%    $   390,216  $   355,593       9.7%
                                                        ============= =========== ===========  ============= =========== ===========
Gross margin (before depreciation and amortization)          66.9%        66.8%       0.1%         66.8%        65.3%        2.3%

Weighted average for the fiscal year:
   Square foot occupancy (a).......................          90.9%        91.1%      (0.2)%        91.1%        91.0%        0.1%
   Realized annual rent per occupied square foot (b)        $12.22       $11.61       5.3%        $11.61       $11.09        4.7%
   REVPAF (c)......................................         $11.11       $10.58       5.0%        $10.58       $10.09        4.9%

 Weighted average at December 31:
   Square foot occupancy...........................          89.4%        89.8%      (0.4)%        89.8%        90.1%       (0.3)%
   In place annual rent per occupied square foot (d)        $13.32       $12.86       3.6%        $12.86       $12.21        5.3%

Total net rentable square feet (in thousands)......         73,946       73,946                   73,946       73,946


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

(e) Total net operating income before depreciation and amortization, which is a non-GAAP measure, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization to consolidated net income is included in Note 15 to our December 31, 2006 consolidated financial statements, "Segment Information."

         Rental income increased approximately 5.1% in 2006 as compared to 2005. This increase was primarily attributable to higher average realized annual rental rates per occupied square foot, which were 5.3% higher in 2006 as compared to 2005, offset partially by slightly lower occupancy levels. Rental income increased approximately 5.0% in 2005 as compared to 2004. This increase was primarily attributable to higher average realized annual rental rates per occupied square foot, which were 4.7% higher in 2005 as compared to 2004. Our occupancy levels remained flat on a year-over-year basis at approximately 91% for each period.

         In 2005, the quarterly year-over-year growth in rental income was consistent for each quarter: 5.1% for the quarter ended March 31, 2005, 4.9% for the quarter ended June 30, 2005, 5.0% for the quarter ended September 30, 2005 and 5.1% for the quarter ended December 31, 2005. These trends continued into 2006, as rental income growth was 5.1% for the quarter ended March 31, 2006, and started accelerating to 5.7% for the quarter ended June 30, 2006 and 6.1% for the quarter ended September 30, 2006. For the quarter ended December 31, 2006, the year-over-year growth in rental income slowed to 3.4%. This reduction in growth was the result of lower occupancy levels combined with a reduction in year-over-year growth in realized rents.

         It is difficult for us to pin point the exact causes for this slow down and to the degree that such causes have negatively affected the growth in rental income. We believe, however, that the reduction was due to a number of factors including; (i) the increased number of vacant spaces added to our overall system as a result of the Shurgard merger, (ii) hurricane activity that created unusual demand for storage space in our Florida markets in 2005 and 2004, making year-over-year trends in 2006 less favorable, (iii) general economic conditions, specifically the slow down in housing sales and moving activity, and (iv) increased competition. Many of these factors are beyond our control.

         As indicated above, it is our objective to close the occupancy gap between the acquired Shurgard properties versus the Public Storage existing portfolio. We believe, at least in the short term, this strategy will put pressure on occupancies and rental rate growth on our existing Same Store facilities as demand appears to have shifted somewhat to the acquired Shurgard facilities as we adjust the level of discounts and monthly rents at the acquired Shurgard facilities to accelerate occupancy growth. Notwithstanding, it is important for us to maintain our occupancy levels in our Same Store portfolio, accordingly, we have adjusted rental rates and the level of promotional discounts offered to new tenants as a means to expand move-in volumes throughout the entire portfolio. It has been, and will continue to be, challenging in the near term to maintain occupancy levels at our Same Store group of facilities, while at the same time trying to rapidly improve the occupancy levels of the acquired Shurgard facilities. Compounding this challenge is that the months following the close of the merger are months when demand for storage is typically weak. We experience seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months. We believe that these fluctuations result in part from increased moving activity during the summer.

         Cost of operations (excluding depreciation and amortization) increased by 4.9% in 2006 as compared to the same period in 2005. Cost of operations increased by 0.4% in 2005 as compared to 2004.

         Payroll expense has increased 5.4% in 2006 as compared to 2005, due principally to higher wage rates required for some of our job classifications because of a tighter labor market in several market areas, higher overtime hours required due to understaffing issues, and the absence of an adjustment to workers compensation made in 2005. The underlying compensation to our personnel increased in 2004 and 2005, as our field organization focused upon improving customer service and productivity. However, over the last few years we have bolstered our safety programs and improved our workers compensation claims management skills. These efforts had a positive impact on reducing workers compensation claims, and reduced the level of liability for future claims during 2005. This resulted in a significant reduction in workers compensation expense in 2005 and 2004 with the adjustment being much higher in 2005 and resulting in a decrease in overall payroll expense as compared to 2004.

         Repairs and maintenance expenditures increased 6.6% in 2006 as compared to 2005. During the second quarter, we experienced higher repair and maintenance costs to address certain deferred maintenance issues localized to a few markets. We expect this trend to continue in 2007. Repairs and maintenance includes snow removal costs, which decreased $769,000 or 37% in 2006 as compared to 2005. Snow removal costs had increased in 2005 as compared to 2004, however, overall repairs and maintenance costs were flat.

         Advertising and promotion is comprised principally of media (television and radio), yellow page, and internet advertising. Advertising and promotion costs increased 5.6% in 2006 as compared to 2005 as we significantly expanded our media programs to advertise our aggressive pricing and promotional discount programs in order to improve incremental move-in volumes throughout the domestic portfolio. Advertising and promotion costs increased 6.8% in 2005 as compared to 2004. Yellow page advertising has stayed relatively stable in each of the periods. Media advertising, principally television, has increased from $10,458,000 in 2004 to $10,998,000 in 2005 and $11,275,000 in 2006. Our internet advertising expense has continued to increase as a percentage of our overall expenditures, increasing from $704,000 in 2004 to $1,984,000 in 2005 and $2,779,000 in 2006. We expect that internet advertising will continue to grow as that marketing channel becomes a more important source of new tenants, and that yellow page advertising will remain relatively stable. Future media advertising expenditures are not determinable at this time, and will be driven in part by demand for our self-storage spaces as well as our evaluation of the most effective mix of yellow page, media, and internet advertising.

         As described below under "Shurgard Domestic Same-Store Facilities," certain cost savings in the area of yellow page advertising, payroll, and call center expenses will benefit the same-store facilities as these benefits are allocated among all the facilities in our portfolio.

         Utility  expenses   increased  7.8%  in  2005  and  8.0%  in  2006  due
principally to higher energy costs. These levels of increases are expected to persist during 2007.

         Insurance expense increased 10.0% in 2006 as compared to 2005 reflecting significant increases in property insurance resulting primarily from the hurricanes experienced in 2005. These rate increases became effective with our policy year starting April 1, 2006. We expect to realize certain economies due to the merger with Shurgard and, accordingly, expect the increases to moderate in the first quarter of 2007. In 2005, insurance expense declined 10.6% as compared to 2004 due to improved cost controls as well as a somewhat softer insurance market allowing us to get improved premiums on our policies.

         Telephone reservation center costs were $10,699,000 in 2004, $7,960,000 in 2005 and $7,932,000 in 2006. During the last half of 2006, we began to realize certain benefits from increased staffing through better conversion ratios and lower temporary staffing costs. We believe that the 2005 and 2006 expenses represents the stabilized level of expenditures for our telephone reservation center given the current number of self-storage facilities in our portfolio and the related call volume.

         The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                               For the Quarter Ended
                     -----------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                     ----------------  ----------------- -----------------  ---------------- -------------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2006             $   208,228        $   214,832         $  221,386          $  215,330        $   859,776
     2005             $   198,059        $   203,302         $  208,745          $  208,272        $   818,378
     2004             $   188,535        $   193,833         $  198,754          $  198,137        $   779,259

Total cost of operations
(excluding depreciation
and amortization):
     2006             $    72,030        $    72,749         $   71,115          $   68,730        $   284,624
     2005             $    69,991        $    67,736         $   67,730          $   65,873        $   271,330
     2004             $    68,439        $    67,057         $   66,514          $   68,251        $   270,261

Property tax expense:
     2006             $    20,663        $    19,346         $   20,376          $   17,767        $    78,152
     2005             $    19,931        $    18,402         $   19,573          $   17,025        $    74,931
     2004             $    19,379        $    17,745         $   18,746          $   17,116        $    72,986

Media advertising expense:
     2006             $     3,978        $     2,611         $    1,002          $    3,684        $    11,275
     2005             $     3,588        $     2,955         $    2,314          $    2,141        $    10,998
     2004             $     3,377        $     1,972         $    2,019          $    3,090        $    10,458

REVPAF:
     2006             $    10.77         $    11.10          $   11.43           $    11.12        $    11.11
     2005             $    10.25         $    10.52          $   10.77           $    10.76        $    10.58
     2004             $     9.76         $    10.05          $   10.31           $    10.27        $    10.09

Weighted average realized
 annual rent per occupied
 square foot:
     2006             $    11.94         $    12.05          $   12.50           $    12.39        $    12.22
     2005             $    11.41         $    11.42          $   11.75           $    11.89        $    11.61
     2004             $    10.88         $    10.98          $   11.21           $    11.31        $    11.09

Weighted average occupancy
 levels for the period:
     2006                 90.2%              92.1%               91.4%               89.8%              90.9%
     2005                 89.9%              92.1%               91.7%               90.5%              91.1%
     2004                 89.7%              91.5%               91.9%               90.8%              91.0%


ANALYSIS OF REGIONAL TRENDS

The following table sets forth regional trends in our Same Store Facilities:

                                                Year Ended December 31,                 Year Ended December 31,
                                        --------------------------------------- ---------------------------------------
                                            2006         2005         Change        2005         2004        Change
                                        ------------- ------------- ----------- ------------ ------------- ------------
                                                  (Amounts in thousands, except for weighted average data)

Same Store Facilities Operating Trends
by Region
Rental income:
   Southern California
   (126 facilities).................     $   140,578   $  134,303        4.7%    $  134,303    $  126,016        6.6%
   Northern California
   (127 facilities).................         104,103       98,758        5.4%        98,758        95,095        3.9%
   Texas  (149 facilities)..........          75,787       71,986        5.3%        71,986        70,213        2.5%
   Florida  (130 facilities)........          89,414       83,473        7.1%        83,473        75,594       10.4%
   Illinois  (91 facilities)........          63,630       61,128        4.1%        61,128        59,238        3.2%
   Georgia  (58 facilities).........          29,688       27,507        7.9%        27,507        25,585        7.5%
   All other states  (585 facilities)        356,576      341,223        4.5%       341,223       327,518        4.2%
                                        ------------- ------------- ----------- ------------ ------------- ------------
Total rental income.................         859,776      818,378        5.1%       818,378       779,259        5.0%

Cost of operations before depreciation and amortization:
   Southern California..............          31,381       29,265        7.2%        29,265        29,786       (1.7)%
   Northern California..............          27,078       25,591        5.8%        25,591        25,097        2.0%
   Texas............................          33,439       31,030        7.8%        31,030        31,000        0.1%
   Florida..........................          29,924       28,024        6.8%        28,024        29,247       (4.2)%
   Illinois.........................          27,778       24,859       11.7%        24,859        26,118       (4.8)%
   Georgia..........................          10,098        9,511        6.2%         9,511         9,455        0.6%
   All other states.................         124,926      123,050        1.5%       123,050       119,558        2.9%
                                        ------------- ------------- ----------- ------------ ------------- ------------
Total cost of operations............         284,624      271,330        4.9%       271,330       270,261        0.4%

Net operating income before depreciation and amortization:
   Southern California..............         109,197      105,038        4.0%       105,038        96,230        9.2%
   Northern California..............          77,025       73,167        5.3%        73,167        69,998        4.5%
   Texas............................          42,348       40,956        3.4%        40,956        39,213        4.4%
   Florida..........................          59,490       55,449        7.3%        55,449        46,347       19.6%
   Illinois.........................          35,852       36,269       (1.1)%       36,269        33,120        9.5%
   Georgia..........................          19,590       17,996        8.9%        17,996        16,130       11.6%
   All other states.................         231,650      218,173        6.2%       218,173       207,960        4.9%
                                        ------------- ------------- ----------- ------------ ------------- ------------
Total net operating income before
   depreciation and amortization....     $   575,152  $   547,048        5.1     $  547,048    $  508,998        7.5%

Weighted average occupancy:
   Southern California..............          91.2%        92.3%         (1.2)%      92.3%         92.1%         0.2%
   Northern California..............          90.2%        90.5%         (0.3)%      90.5%         89.3%         1.3%
   Texas............................          90.8%        90.0%          0.9%       90.0%         90.1%        (0.1)%
   Florida..........................          92.9%        93.2%         (0.3)%      93.2%         92.4%         0.9%
   Illinois.........................          89.4%        89.5%         (0.1)%      89.5%         89.9%        (0.4)%
   Georgia..........................          92.3%        92.4%         (0.1)%      92.4%         91.5%         1.0%
   All other states.................          90.6%        90.8%         (0.2)%      90.8%         91.2%        (0.4)%
                                        ------------- ------------- ----------- ------------ ------------- ------------
Total weighted average occupancy....          90.9%        91.1%         (0.2)%      91.1%         91.0%         0.1%

REVPAF:
   Southern California..............     $     17.10   $   16.33         4.7%    $    16.33    $   15.34         6.5%
   Northern California..............           14.42       13.68         5.4%         13.68        13.20         3.6%
   Texas............................            7.79        7.42         5.0%          7.42         7.25         2.3%
   Florida..........................           11.43       10.68         7.0%         10.68         9.62        11.0%
   Illinois.........................           10.96       10.53         4.1%         10.53        10.25         2.7%
   Georgia..........................            8.34        7.76         7.5%          7.76         7.23         7.3%
   All other states.................           10.14        9.71         4.4%          9.71         9.35         3.9%
                                        ------------- ------------- ----------- ------------ ------------- ------------
Total REVPAF........................     $     11.11   $   10.58         5.0%    $    10.58    $   10.09         4.9%



   Same Store Facilities Operating
   Trends by Region (Continued)
                                               Year Ended December 31,                Year Ended December 31,
                                        --------------------------------------- ---------------------------------------
                                            2006         2005         Change        2005         2004        Change
                                        ------------- ------------- ----------- ------------ ------------- ------------
Realized annual rent per occupied square foot:
   Southern California..............       $  18.75     $  17.69         6.0%      $  17.69     $  16.66         6.2%
   Northern California..............          15.98        15.12         5.7%         15.12        14.78         2.3%
   Texas............................           8.58         8.24         4.1%          8.24         8.05         2.4%
   Florida..........................          12.31        11.46         7.4%         11.46        10.42        10.0%
   Illinois.........................          12.26        11.77         4.2%         11.77        11.41         3.2%
   Georgia..........................           9.04         8.40         7.6%          8.40         7.90         6.3%
   All other states.................          11.20        10.69         4.8%         10.69        10.25         4.3%
                                        ------------- ------------- ----------- ------------ ------------- ------------
Total realized rent per square foot.       $  12.22     $  11.61         5.3%      $  11.61     $  11.09         4.7%
                                        ============= ============= =========== ============ ============= ============
In place annual rent per occupied square foot at December 31:
Southern California.................       $  20.31     $  19.46         4.3%      $  19.46      $  18.26        6.6%
Northern California.................          17.38        16.73         3.9%         16.73         16.00        4.5%
Texas...............................           9.38         9.06         3.6%          9.06          8.72        3.8%
Florida.............................          13.40        12.71         5.4%         12.71         11.67        8.9%
Illinois............................          13.36        12.90         3.5%         12.90         12.52        2.9%
Georgia.............................          10.15         9.48         7.0%          9.48          8.87        6.8%
All other states....................          12.21        11.86         2.9%         11.86         11.32        4.8%
                                        ------------- ------------- ----------- ------------ ------------- ------------
Total in place rent per occupied
square foot:........................       $  13.32     $  12.86         3.6%      $  12.86      $  12.21        5.3%
                                        ============= ============= =========== ============ ============= ============

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

         The Texas market principally includes Dallas, Houston and San Antonio. This market has historically been subject to volatility due to minimal regulatory restraint upon building, which results in cycles of overbuilding and absorption. For the last few years, we have been in a period of increased supply and competition in the areas we operate, and as a result revenue growth has been average relative to other markets.

         The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. These markets have been our strongest in terms of revenue growth in 2006, due in part to increased moving and storage demand resulting from the impact of hurricane activity in 2005 and 2004. In addition, over the longer term we believe that this market benefits from continued strong population growth and barriers to entry. We expect growth in revenues during 2007 to moderate due primarily to the lack of hurricane activity during the 2006 season resulting in difficult year-over-year comparisons.

         The Illinois market is composed principally of Chicago. Revenue growth has been weak in Chicago due, we believe, to increased competition from building that is comprised principally of conversions of industrial type facilities into self-storage facilities, as well as weaker population growth.

         Georgia, which includes principally Atlanta, has been benefiting from a reduction in new supply relative to population growth in the last few years and, as a result, revenue growth has been favorable in the last three years. We believe that these conditions should continue and expect Atlanta to be one of our strongest markets in 2007.

         Domestic - Acquired Self-Storage Facilities

         During 2004, 2005 and 2006, in addition to the 487 self-storage facilities we acquired in the Shurgard merger, we acquired a total of 89 self-storage facilities containing 6,383,000 net rentable square feet. Also, commencing January 1, 2006, we began consolidating the accounts of 16 facilities previously accounted for on the equity method. The following table summarizes operating data with respect to these facilities.

DOMESTIC -ACQUIRED SELF-STORAGE FACILITIES

                                                              Year Ended December 31,                 Year Ended December 31,
                                                       --------------------------------------- -------------------------------------
                                                            2006        2005         Change         2005       2004         Change
                                                       ------------- ------------ ------------ ----------- ------------- -----------
                                                                 (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Facilities acquired in 2006:
      Facilities acquired in merger with Shurgard       $  128,131   $      -      $ 128,131    $      -     $      -     $      -
      Newly consolidated.........................           14,610          -         14,610           -            -            -
      Other acquisitions.........................            6,246          -          6,246           -            -            -
   Facilities acquired in 2005...................           24,949      9,285         15,664       9,285            -        9,285
   Facilities acquired in 2004...................           33,810     30,406          3,404      30,406        4,705       25,701
                                                       ------------- ------------ ------------ ----------- ------------- -----------
   Total rental income...........................          207,746     39,691        168,055      39,691        4,705       34,986
                                                       ------------- ------------ ------------ ----------- ------------- -----------
Cost of operations before depreciation and
    amortization :
   Facilities acquired in 2006:
      Facilities acquired in merger with Shurgard           47,362          -         47,362           -            -            -
      Newly consolidated.........................            3,515          -          3,515           -            -            -
      Other acquisitions.........................            2,974          -          2,974           -            -            -
   Facilities acquired in 2005...................            9,703      4,148          5,555       4,148            -        4,148
   Facilities acquired in 2004...................           12,530     12,632           (102)     12,632        1,606       11,026
                                                       ------------- ------------ ------------ ----------- ------------- -----------
   Total cost of operations......................           76,084     16,780         59,304      16,780        1,606       15,174
                                                       ------------- ------------ ------------ ----------- ------------- -----------
Net operating income before depreciation and
    amortization:
   Facilities acquired in 2006:
      Facilities acquired in merger with Shurgard           80,769          -         80,769           -            -            -
      Newly consolidated.........................           11,095          -         11,095           -            -            -
      Other acquisitions.........................            3,272          -          3,272           -            -            -
   Facilities acquired in 2005...................           15,246      5,137         10,109       5,137            -        5,137
   Facilities acquired in 2004...................           21,280     17,774          3,506      17,774        3,099       14,675
                                                       ------------- ------------ ------------ ----------- ------------- -----------
   Total net operating income before depreciation and
   amortization (a)..............................          131,662     22,911        108,751      22,911        3,099       19,812
Depreciation and amortization....................         (196,393)   (10,120)      (186,273)    (10,120)        (892)      (9,228)
                                                       ------------- ------------ ------------ ----------- ------------- -----------
   Net operating income (loss)...................       $  (64,731)  $ 12,791      $ (77,522)   $ 12,791     $  2,207     $ 10,584
                                                       ============= ============ ============ =========== ============= ===========
Weighted average square foot occupancy during the
period:
   Facilities acquired in 2006:
      Facilities acquired in merger..............           84.4%         -             -            -            -            -
      Newly consolidated.........................           88.5%         -             -            -            -            -
      Other acquisitions.........................           71.2%         -             -            -            -            -
   Facilities acquired in 2005...................           84.7%        86.8%         (2.4)%       86.8%         -            -
   Facilities acquired in 2004...................           88.1%        87.0%          1.3%        87.0%        80.4%         8.2%
                                                       ------------- ------------ ------------ ----------- ------------- -----------
                                                            84.8%        87.0%         (2.5)%       87.0%        80.4%         8.2%
                                                       ============= ============ ============ =========== ============= ===========
Weighted average realized annual rent per occupied
square foot for the period:
   Facilities acquired in 2006:
      Facilities acquired in merger..............      $    12.75    $    -             -      $            $                  -
      Newly consolidated.........................           16.53         -             -              -          -            -
      Other acquisitions.........................           13.17         -             -              -          -            -
   Self-storage facilities acquired in 2005......           11.74        10.17         15.4%        10.17         -            -
   Self-storage facilities acquired in 2004......           11.84        10.80          9.6%        10.80         9.51        13.6%
                                                       ------------- ------------ ------------ ----------- ------------- -----------
                                                       $    12.65    $   10.65         18.8%    $   10.65   $     9.51        12.0%
                                                       ============= ============ ============ =========== ============= ===========


In place annual rent per occupied square foot at
December 31:
   Facilities acquired in 2006:
      Facilities acquired in merger..............      $    13.71    $    -             -      $      -     $     -            -
      Newly consolidated.........................           18.46         -             -             -           -            -
      Other acquisitions.........................           14.31         -             -             -           -            -
   Self-storage facilities acquired in 2005......           13.25        12.00         10.4%        12.00         -            -
   Self-storage facilities acquired in 2004......           12.97        12.14          6.8%        12.14        11.47         5.8%
                                                       ------------- ------------ ------------ ----------- ------------- -----------
                                                       $    13.76    $   12.08         13.9%   $    12.08   $    11.47         5.3%
                                                       ============= ============ ============ =========== ============= ===========

At December 31:
    Number of Facilities ........................             592           77           515           77           45           32
    Net rentable square feet.....................          39,531        5,511        34,020        5,511        3,109        2,402
    Cumulative acquisition cost..................      $5,527,546    $ 514,036    $5,013,510   $  514,036   $  259,487     $254,549


(a) Total net operating income before depreciation, which is a non-GAAP measure, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 15 to our December 31, 2006 consolidated financial statements, "Segment Information."

         The acquisitions were acquired at various dates throughout each period. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at December 31, 2006, 2005 and 2004, reflect the amounts for those facilities we owned at each of those respective dates.

         During 2004, we acquired a total of 45 self-storage facilities for approximately $259,487,000, containing an aggregate of approximately 3,109,000 net rentable square feet and are located principally in the Buffalo, Dallas, Miami, Milwaukee, and Minneapolis metropolitan areas.

         During 2005, we acquired a total of 32 self-storage facilities, principally in single-property transactions, for an aggregate cost of $254,549,000. These facilities contain in the aggregate approximately 2,390,000 net rentable square feet and are located principally in the Atlanta, Chicago, Miami, and New York metropolitan areas.

         For the year ended December 31, 2006, in addition to the 487 self-storage facilities we acquired in the merger with Shurgard, we acquired a total of 12 self-storage facilities, each in a single-property transaction. These 12 facilities contain in aggregate approximately 877,000 net rentable square feet and were acquired for an aggregate cost of $103,544,000. The 12 facilities are located in California, Florida, Illinois, New York, Virginia, New Jersey, Delaware, Georgia and Colorado.

         Effective January 1, 2006, as described in Note 2 to our consolidated financial statements, we are including the accounts of three limited partnerships that we had previously accounted for under the equity method of accounting. The three limited partnerships collectively own 16 facilities and have an aggregate of 879,000 net rentable square feet. These facilities are substantially all mature facilities that we have managed and had an interest in for several years. Accordingly, their future operating characteristics and past operating history are similar to those of our Same Store facilities.

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

         We expect that our acquisitions will continue to provide earnings growth during 2007 as these facilities continue to improve their occupancy levels as well as realized rental rates.

         The 487 self-storage facilities in the U.S. acquired in the Shurgard merger are located in 23 states and contain in aggregate 32.3 million net rentable square feet. The operating data presented in the table above reflects the historical data from August 22, 2006 through December 31, 2006, the period owned and operated by Public Storage. Many of these new acquired facilities, however, have been operating at a stabilized occupancy level for several years under the Shurgard system and then under the Public Storage system following the merger. To provide additional comparative operating data, the table below sets forth the operations of the 366 facilities that have been operating at a stabilized basis (the "Shurgard Domestic Same Stores") from August 22, 2006 through December 31, 2006, the period operated under Public Storage and consolidated in our financial statements, and then for 2004, 2005, and 2006 including the time period when the facilities were operated by Shurgard. The data presented does not reflect the actual results included in our operations for the years ended December 31, 2006, 2005 and 2004 and does not purport to project results of operations for any future date or period.


Selected Operating Data for the 366 facilities
 operated by Shurgard on a stabilized basis since
January 1, 2004  ("Shurgard  Domestic  Same Store
Facilities"): (a)

                                                    From August
                                                     22, 2006      Year Ended December 31 (a)          Year Ended December 31 (a)
                                                      through    ---------------------------------- --------------------------------
                                                   December 31,                          Percentage                       Percentage
                                                     2006 (b)       2006        2005       Change      2005        2004     Change
                                                  -------------- ----------- ----------- ---------- ----------- --------- ----------
                                                               (Dollar amounts in thousands, except square foot amounts)

Total rental income (c)........................    $  107,961    $ 273,537    $ 261,309     4.7%    $ 261,309   $  248,571     5.1%
Total cost of operations (excluding
  depreciation)(c).............................        40,650      103,250      101,693     1.5%      101,693       93,950     8.2%
                                                  -------------- ----------- ----------- ---------- ----------- --------- ----------
Net operating income (excluding depreciation) (d)  $   67,311    $ 170,287    $ 159,616     6.7%    $ 159,616   $  154,621     3.2%
                                                  ============== =========== =========== ========== =========== ========= ==========
Gross margin (before depreciation).............          62.3%       62.3%        61.1%     2.0%        61.1%        62.2%    (1.8)%

Weighted average for the period:
   Square foot occupancy (e)...................          85.3%       84.6%        85.2%    (0.7)%       85.2%        84.7%    (0.6)%
   Realized annual rent per occupied square foot
        (f)....................................    $    14.54   $   13.34    $   12.64      5.5%    $  12.64   $    12.08      4.6%
   REVPAF (g) (h)..............................    $    12.40   $   11.28    $   10.77      4.7%    $  10.77   $    10.23      5.3%

Weighted average at December 31:
   Square foot occupancy.......................          85.5%       85.5%        84.0%     1.8%        84.0%        85.8%    (2.1)%
   Total net rentable square feet (in thousands)       23,425      23,425       23,425        -       23,425       23,425       -


(a) Operating data reflects the operations of these facilities without regard to the time period in which Public Storage owned the facilities.

(b) Operating data from August 22, 2006 through December 31, 2006 represents the period when the facilities were owned by Public Storage, and these amounts are included in the Company's operating results.

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

         As noted above, our 1,266 Same-Store facilities had occupancies of approximately 89.4% at December 31, 2006, as compared to 85.5% for the acquired Shurgard Domestic Same Store portfolio. It is our objective to close this occupancy gap in order to increase REVPAF. In attempting to accomplish this objective, we have significantly expanded our domestic pricing, promotional, and media programs, and aggregate media costs increased significantly in the fourth quarter of 2006 versus the aggregate level of spending incurred in the fourth quarter of 2005. There can be no assurance that we will meet our objectives or that any increase in occupancies will not be offset by lower realized rent per occupied square foot either due to promotional discounts or lower monthly rent in the acquired Shurgard facilities or the Same Store facilities.

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

         Marketing costs, exclusive of media, will be lower as a result of combining Yellow Page advertising and terminating Shurgard's marketing programs. There will be approximately $5 million in savings that will phase in over the next year as a result of eliminating yellow page expenses incurred by Shurgard, there will also be lower per-property expenses for all of the facilities in our portfolio as costs are spread over a larger base. We expect property tax expense to be higher than that experienced by Shurgard due to higher assessments following the merger.

Domestic - Development Self-Storage Facilities
----------------------------------------------

         We have a total of 123 facilities which are unstabilized due to development activities.

         We have 46 of these facilities that have been developed from the ground up between 2002 and 2006. At December 31, 2006, these newly developed facilities have an aggregate of 3,345,000 net rentable square feet of self-storage space, and were developed at an aggregate cost of $371,741,000. These facilities are presented in the table below based upon the year of opening.

         We also have 77 facilities that were originally opened prior to 2002 that have been expanded or are in the process of being expanded (these 77 facilities are referred to as the "Expansion Facilities" below). In addition to entirely self-storage facilities, this group of facilities includes 17 facilities that were developed originally to combine self-storage and containerized storage space, but have been substantially all converted entirely to self-storage space at December 31, 2006. We have incurred an aggregate of $127,553,000 during the three years ended December 31, 2006 to expand, repurpose, or otherwise enhance the revenue generating capacity of these 77 Expansion Facilities.

         The following table sets forth the operating results and selected operating data with respect to the Developed and Expansion Facilities:

DOMESTIC - DEVELOPMENT SELF-STORAGE FACILITIES

                                                           Year Ended December 31,                 Year Ended December 31,
                                                  ---------------------------------------- -----------------------------------------
                                                       2006          2005         Change        2005         2004        Change
                                                  -------------- ------------ ------------ ------------- ------------- -------------
                                                      (Amounts in thousands, except per square foot amounts and facility count)
Rental income:
  Facilities opened in 2006....................     $    1,056    $        -     $  1,056    $        -    $        -   $        -
  Facilities opened in 2005....................          2,599           464        2,135           464             -          464
  Facilities opened in 2004....................          7,431         5,336        2,095         5,336         1,234        4,102
  Facilities opened in 2003 and 2002...........         27,842        24,803        3,039        24,803        19,049        5,754
  Expansion facilities.........................         73,784        62,698       11,086        62,698        57,418        5,280
                                                  -------------- ------------ ------------ ------------- ------------- -------------
     Total rental income.......................        112,712        93,301       19,411        93,301        77,701       15,600
                                                  -------------- ------------ ------------ ------------- ------------- -------------
Cost of operations before depreciation:
  Facilities opened in 2006....................            959             -          959             -             -            -
  Facilities opened in 2005....................          1,734           568        1,166           568             -          568
  Facilities opened in 2004....................          2,277         2,068          209         2,068         1,149          919
  Facilities opened in 2003 and 2002...........          8,219         8,347         (128)        8,347         7,797          550
  Expansion facilities.........................         24,863        21,496        3,367        21,496        19,542        1,954
                                                  -------------- ------------ ------------ ------------- ------------- -------------
     Total cost of operations before depreciation       38,052        32,479        5,573        32,479        28,488        3,991
                                                  -------------- ------------ ------------ ------------- ------------- -------------
Net operating income before depreciation:
  Facilities opened in 2006....................     $       97    $        -     $     97    $        -    $        -   $        -
  Facilities opened in 2005....................            865          (104)         969          (104)            -         (104)
  Facilities opened in 2004....................          5,154         3,268        1,886         3,268            85        3,183
  Facilities opened in 2003 and 2002...........         19,623        16,456        3,167        16,456        11,252        5,204
  Expansion facilities.........................         48,921        41,202        7,719        41,202        37,876        3,326
                                                  -------------- ------------ ------------ ------------- ------------- -------------
   Net operating income before depreciation (a)         74,660        60,822       13,838        60,822        49,213       11,609
 Depreciation..................................        (27,963)      (24,150)      (3,813)      (24,150)      (21,933)      (2,217)
                                                  -------------- ------------ ------------ ------------- ------------- -------------
   Net operating income........................     $   46,697    $   36,672     $ 10,025    $   36,672    $   27,280   $    9,392
                                                  ============== ============ ============ ============= ============= =============

Weighted average square foot occupancy during
the period:
  Self-storage facilities opened in 2006.......          28.5%          -            -            -             -            -
  Self-storage facilities opened in 2005.......          45.7%         26.9%       69.9%        26.9%           -            -
  Self-storage facilities opened in 2004.......          87.9%         74.2%       18.5%        74.2%         35.2%       110.8%
  Self-storage facilities opened in 2003 and 2002        91.8%         90.5%        1.4%        90.5%         89.1%         1.6%
  Expansion facilities.........................          80.2%         77.0%        4.2%        77.0%         81.2%        (5.2)%
                                                  -------------- ------------ ------------ ------------- ------------- -------------
                                                         79.1%         82.8%       (4.5)%       82.8%         76.3%         8.5%
                                                  ============== ============ ============ ============= ============= =============
Weighted average realized rent per occupied
square foot during the period (b):
  Self-storage facilities opened in 2006.......         $14.71       $  -            -        $    -       $    -            -
  Self-storage facilities opened in 2005.......          11.60          8.47       37.0%        8.47            -            -
  Self-storage facilities opened in 2004.......          16.19         14.12       14.7%       14.12        10.97        28.7%
  Self-storage facilities opened in 2003 and 2002        15.05         13.55       11.1%       13.55        12.49         8.5%
  Expansion facilities.........................          12.59         11.97        5.2%       11.97        12.47        (4.0)%
                                                  -------------- ------------ ------------ ------------- ------------- -------------
                                                        $14.92        $13.52       10.4%      $13.52       $12.31         9.8%
                                                  ============== ============ ============ ============= ============= =============
In place annual rent per occupied square foot at
December 31 (c):
  Self-storage facilities opened in 2006.......         $22.75       $  -              -      $    -       $    -            -
  Self-storage facilities opened in 2005.......          14.60         12.90       13.2%       12.90            -            -
  Self-storage facilities opened in 2004.......          17.76         16.78        5.8%       16.78        16.02         4.7%
  Self-storage facilities opened in 2003 and 2002        16.44         15.28        7.6%       15.28        14.16         7.9%
  Expansion facilities.........................          14.09         13.48        4.5%       13.48        13.68        (1.5)%
                                                  -------------- ------------ ------------ ------------- ------------- -------------
                                                        $16.85        $15.41        9.3%      $15.41       $14.53         6.0%
                                                  ============== ============ ============ ============= ============= =============


Number of facilities at December 31:
  Facilities opened in 2006....................              5             -            5             -             -            -
  Facilities opened in 2005....................              6             6            -             6             -            6
  Facilities opened in 2004....................              7             7            -             7             7            -
  Facilities opened in 2003 and 2002...........             28            28            -            28            28            -
  Expansion facilities.........................             77            77            -            77            77            -
                                                  -------------- ------------ ------------ ------------- ------------- -------------
                                                           123           118            5           118           112            6
                                                  ============== ============ ============ ============= ============= =============
Square Footage at December 31:
  Facilities opened in 2006....................            440             -          440             -             -            -
  Facilities opened in 2005....................            463           463            -           463             -          463
  Facilities opened in 2004....................            505           505            -           505           505            -
  Facilities opened in 2003 and 2002...........          1,937         1,937            -         1,937         1,937            -
  Expansion facilities.........................          7,181         6,661          520         6,661         5,652        1,009
                                                  -------------- ------------ ------------ ------------- ------------- -------------
                                                        10,526         9,566          960         9,566         8,094        1,472
                                                  ============== ============ ============ ============= ============= =============
Cumulative development cost at December 31:
  Facilities opened in 2006....................     $   68,962    $        -     $ 68,962    $        -    $        -   $        -
  Facilities opened in 2005....................         37,857        37,073          784        37,073             -       37,073
  Facilities opened in 2004....................         60,579        60,579            -        60,579        60,579            -
  Facilities opened in 2003 and 2002...........        204,343       204,343            -       204,343       204,343            -
  Expansion facilities (d).....................        127,553        82,253       45,300        82,253        32,438       49,815
                                                  -------------- ------------ ------------ ------------- ------------- -------------
   Net operating income........................     $  499,294    $  384,248     $115,046    $  384,248    $  297,360   $   86,888
                                                  ============== ============ ============ ============= ============= =============


(a) Total net operating income before depreciation, which is a non-GAAP measure, for our developed self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 15 to our December 31, 2006 consolidated financial statements, "Segment Information."

(b) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due, and therefore amounts for the years ended December 31, 2006, 2005 and 2004 may not be comparable to the same periods in prior years for self-storage facilities opened in 2006, 2005 and 2004. We typically provide significant promotional discounts to new tenants when a facility first opens for operations. As facilities reach a stabilized occupancy level, the amounts of discounts given will be reduced significantly.

(c)  In place  annual  rent  per  occupied  square  foot  represents  annualized
     contractual   rents  per  occupied  square  foot  without   reductions  for
     promotional discounts, and excludes late charges and administrative fees.

(d) We have spent an aggregate of approximately $127,553,000 to expand the square footage or otherwise enhance the revenue potential of these facilities during the three years ended December 31, 2006 of these facilities, adding an aggregate of 2,373,000 net rentable self-storage space.

         Unlike many other forms of real estate, we are unable to pre-lease newly developed storage space due to the nature of our tenants. Accordingly, at the time newly developed space first opens, it is entirely vacant generating no rental income. Historically, we estimated that on average it takes approximately 24 to 36 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%.

         As these facilities approach the targeted occupancy level of approximately 90%, rates are increased, resulting in further improvement in net operating income as the existing tenants, which moved in at lower rates, have their rates increased or are replaced by new tenants paying higher rates. This process of reaching stabilized rental rates can take approximately another 12 to 24 months following the time when the facilities reach a stabilized occupancy level of 90%. In addition, move-in discounts have a more pronounced effect upon realized rental rates for the newly developed facilities, because such facilities tend to have a higher ratio of newer tenants.

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

         The annualized yield on costs for the 46 newly developed facilities for the year ended December 31, 2006, based on net operating income before depreciation, was approximately 6.9%, which is lower than our ultimate yield expectations. We expect these yields to increase as these facilities reach stabilization of both occupancy levels and realized rents. Properties that were developed before 2005 have contributed greatly to our earnings growth. The growth in properties developed in 2004 was principally due to occupancy growth, and growth for properties developed in 2003 and 2002 were due principally to rate increases. We expect that these facilities will continue to provide growth to our earnings.

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

SHURGARD EUROPEAN OPERATING DATA
--------------------------------

         In the merger with Shurgard, we acquired 160 facilities located in seven European countries with an aggregate of 8,385,000 net rentable square feet. During the last three months of 2006, six additional facilities were opened in Europe with an aggregate of 306,000 net rentable square feet. The following chart sets forth the operations of the Shurgard Facilities from August 22, 2006 through December 31, 2006, the period operated under Public Storage and consolidated in our financial statements (amounts in thousands):

                                                       From August 22,
                                                        2006 through
                                                      December 31, 2006
                                                      ------------------
   Rental income:
      Same Store - 96 facilities................      $        41,132
      Non-Same Store - 70 facilities............               18,583
                                                      ------------------
   Total rental income..........................               59,715

   Cost of operations (excluding depreciation):
      Same Store................................               17,302
      Non-Same Store............................               13,134
                                                      ------------------
   Total cost of operations.....................               30,436

   Net operating income before depreciation (a):
      Same Store................................               23,830
      Non-Same Store............................                5,449
                                                      ------------------
   Total net operating income before
   depreciation.................................               29,279

   Depreciation and amortization................              (59,803)
                                                      ------------------
      Net operating loss........................      $       (30,524)
                                                      ==================
   Weighted average square foot occupancy
   during the period:...........................                81.1%

   Weighted average realized annual rent per
   occupied square foot for the period:.........      $         23.30

   In place annual rent per occupied square
   foot at December 31:.........................      $         23.12

(a) Total net operating income before depreciation, which is a non-GAAP measure, for our commercial property segment is presented in Note 15 to our condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income.

         The operating data presented in the table below reflect the historical data through August 22, 2006, the period for which the facilities were operated under Shurgard combined with the historical data from August 22, 2006 through December 31, 2006, the period operated under Public Storage. Accordingly, the data presented below does not reflect the actual results included in our operations for the years ended December 31, 2006, 2005 and 2004. We have applied our definition of what qualifies as a Same Store. As a result, the number of properties included in the Shurgard European Same Store portfolio has decreased from 123 facilities (as reported by Shurgard in the second quarter of 2006) to 96 facilities as is currently being reported.

SELECTED  OPERATING  DATA  FOR  THE  96  FACILITIES
---------------------------------------------------
OPERATED BY SHURGARD  EUROPE ON A  STABILIZED  BASIS
----------------------------------------------------
SINCE   JANUARY   1,  2004   ("EUROPE   SAME  STORE
---------------------------------------------------
FACILITIES"): (a)
----------------

                                                             Year Ended December 31,                  Year Ended December 31,
                                                     -------------------------------------   ---------------------------------------
                                                                                Percentage                                Percentage
                                                        2006          2005        Change         2005          2004         Change
                                                     ------------ ------------ -----------   ------------ ------------   -----------
                                                     (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (b)
Revenues:
    Rental income.................................    $  106,581    $   94,455       12.8%    $   94,455    $  83,722       12.8%
    Late charges and administrative fees collected         1,033           881       17.3%           881          689       27.9%
                                                     ------------ ------------ -----------   ------------ ------------   -----------
    Total revenues (c)............................       107,614        95,336       12.9%        95,336       84,411       12.9%

Cost of operations (excluding depreciation):
    Property taxes ...............................         4,912         4,571        7.5%         4,571        4,325        5.7%
    Payroll expense...............................        21,104        21,558      (2.1)%        21,558       21,236        1.5%
    Advertising and promotion.....................         5,353         7,016     (23.7)%         7,016        7,156       (2.0)%
    Utilities.....................................         2,959         2,769        6.9%         2,769        2,462       12.5%
    Repairs and maintenance.......................         3,303         3,246        1.8%         3,246        3,752      (13.5)%
    Property insurance............................         1,432         1,522      (5.9)%         1,522        1,452        4.8%
    Leasehold expense.............................         2,459         2,327        5.7%         2,327        1,897       22.7%
    Other costs of management.....................         8,852        10,414     (15.0)%        10,414        9,927        4.9%
                                                     ------------ ------------ -----------   ------------ ------------   -----------
  Total cost of operations (c)....................        50,374        53,423      (5.7)%        53,423       52,207        2.3%
                                                     ------------ ------------ -----------   ------------ ------------   -----------
   Net operating income (excluding depreciation) (d)  $  57,240     $  41,913        36.6%    $  41,913    $   32,204       30.1%

Gross margin (before depreciation)................         53.2%         44.0%       20.9%         44.0%         38.2%      15.2%
Weighted average for the period:
  Square foot occupancy (e).......................         85.2%         78.5%        8.5%         78.5%         69.1%      13.6%
  Realized annual rent per occupied square foot (f)   $    23.64    $    22.74        4.0%    $    22.74    $    22.90      (0.7)%
  REVPAF (g) (h)..................................    $    20.14    $    17.85       12.8%    $    17.85    $    15.82      12.8%

Weighted average at December 31:
  Square foot occupancy...........................         89.1%         82.2%        8.4%         82.2%         71.9%      14.3%
  In place annual rent per occupied square foot (i)   $    22.61    $    21.72        4.1%    $    21.72    $    22.00      (1.3)%
Total net rentable square feet (in thousands).....         5,291         5,291          -          5,291         5,291         -


(a) Operating data reflects the operations of these facilities without regard to the time period in which Public Storage owned the facilities; only the amounts for the period August 23, 2006 through December 31, 2006 are included in our consolidated operating results.

(b) Amounts for all periods have been translated from local currencies to U.S. dollars at a constant exchange rate of 1.26 US Dollars to Euros.

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

         The European team is selectively adapting various operating strategies we use in the United States and incorporating them into their operating model.

The following table sets forth certain regional trends in the Europe Same Store facilities:

                                                          Year Ended December 31,                Year Ended December 31,
                                                   ------------------------------------  -----------------------------------------
                                                                             Percentage                                Percentage
                                                      2006         2005         Change       2005          2004          Change
                                                   ------------ ----------- -----------  ----------- -------------   -------------
                                                           (Dollar amounts in thousands, except per square foot amounts)
Rental income:
   Belgium.....................................     $   13,498   $   12,830      5.2%    $   12,830   $   12,362           3.8%
   Denmark.....................................          4,740        4,034      17.5%        4,034        3,151          28.0%
   France......................................         27,657       25,623       7.9%       25,623       22,888          11.9%
   Netherlands.................................         21,303       18,261      16.7%       18,261       15,427          18.4%
   Sweden......................................         23,045       19,457      18.4%       19,457       16,872          15.3%
   United Kingdom..............................         17,371       15,131      14.8%       15,131       13,711          10.3%
                                                   ------------ ----------- -----------  ----------- -------------   -------------
     Total rental income.......................       $107,614      $95,336      12.9%   $   95,336   $   84,411          12.9%
                                                   ============ =========== ===========  =========== =============   =============
Cost of operations before depreciation and
    amortization (a):
   Belgium.....................................     $    6,837   $    6,662       2.6%$       6,662   $    6,661             -
   Denmark.....................................          2,401        2,610      (8.0)%       2,610        2,845          (8.3)%
   France......................................         13,425       14,468      (7.2)%      14,468       14,116           2.5%
   Netherlands.................................          9,988       10,921      (8.5)%      10,921       10,582           3.2%
   Sweden......................................         10,099       11,213      (9.9)%      11,213       10,433           7.5%
   United Kingdom..............................          7,624        7,549       1.0%        7,549        7,570          (0.3)%
                                                   ------------ ----------- -----------  ----------- -------------   -------------
     Total cost of operations before
     depreciation and amortization.............        $50,374      $53,423       (5.7)%  $  53,423   $   52,207           2.3%
                                                   ============ =========== ===========  =========== =============   =============
Weighted average occupancy levels for the period:
   Belgium.....................................          80.6%        76.4%        5.5%        76.4%        72.5%          5.4%
   Denmark.....................................          90.8%        85.4%        6.3%        85.4%        66.8%         27.8%
   France......................................          87.3%        83.4%        4.7%        83.4%        75.5%         10.5%
   Netherlands.................................          83.3%        72.3%       15.2%        72.3%        59.7%         21.1%
   Sweden......................................          89.3%        80.9%       10.4%        80.9%        70.6%         14.6%
   United Kingdom..............................          82.7%        76.8%        7.7%        76.8%        66.8%         15.0%
                                                   ------------ ----------- -----------  ----------- -------------   -------------
                                                         85.2%        78.5%        8.5%        78.5%        69.1%         13.6%
                                                   ============ =========== ===========  =========== =============   =============
Weighted average realized annual rent per
    occupied square foot:
   Belgium.....................................         $16.56       $16.63       (0.4)%      $16.63       $16.90         (1.6)%
   Denmark.....................................         $24.55       $22.18       10.7%       $22.18       $22.18            -
   France......................................         $25.31       $24.55        3.1%       $24.55       $24.29          1.1%
   Netherlands.................................         $21.62       $21.37        1.2%       $21.37       $21.91         (2.5)%
   Sweden......................................         $22.67       $21.13        7.3%       $21.13       $20.97          0.8%
   United Kingdom..............................         $38.49       $36.14        6.5%       $36.14       $37.65         (4.0)%
                                                   ------------ ----------- -----------  ----------- -------------   -------------
                                                        $23.64       $22.74        4.0%       $22.74       $22.90         (0.7)%
                                                   ============ =========== ===========  =========== =============   =============


Net rentable square feet (in thousands):
   Belgium.....................................         1,001        1,001            -        1,001        1,001             -
   Denmark.....................................           211          211            -          211          211             -
   France......................................         1,234        1,234            -        1,234        1,234             -
   Netherlands.................................         1,173        1,173            -        1,173        1,173             -
   Sweden......................................         1,130        1,130            -        1,130        1,130             -
   United Kingdom..............................           542          542            -          542          542             -
                                                   ------------ ----------- -----------  ----------- -------------   -------------
                                                        5,291        5,291            -        5,291        5,291             -
                                                   ============ =========== ===========  =========== =============   =============
Number of facilities:
   Belgium.....................................            17           17            -           17           17             -
   Denmark.....................................             4            4            -            4            4             -
   France......................................            23           23            -           23           23             -
   Netherlands.................................            22           22            -           22           22             -
   Sweden......................................            20           20            -           20           20             -
   United Kingdom..............................            10           10            -           10           10             -
                                                   ------------ ----------- -----------  ----------- -------------   -------------
                                                           96           96            -           96           96             -
                                                   ============ =========== ===========  =========== =============   =============

         ANCILLARY OPERATIONS: Ancillary operations include (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) sale of merchandise at our self-storage facilities, (iii) containerized storage operations, (iv) truck rentals at our self-storage facilities and (v) commercial property operations, and (vi) management of facilities owned by third-party owners and facilities owned by affiliates that are not included in our consolidated financial statements.


         The following table sets forth our ancillary operations:

                                           Year Ended December 31,                  Year Ended December 31,
                                        ---------------------------               -------------------------
                                             2006          2005       Change           2005         2004       Change
                                        ------------   ------------ -----------   ------------ ------------ ------------
                                                                      (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums.....     $  37,520      $  $24,889   $  12,631      $  24,889   $   24,243   $   646
    Merchandise sales...............        26,806          22,464       4,342         22,464       21,336     1,128
    Containerized storage ..........        16,454          16,497         (43)        16,497       19,355    (2,858)
    Truck rentals...................        13,689          13,853        (164)        13,853       12,646     1,207
    Commercial property operations..        12,966          11,560       1,406         11,560       10,750       810
    Property management.............         2,472           2,967        (495)         2,967        2,771       196
                                        ------------   ------------ -----------   ------------ ------------ ------------
       Total revenues...............       109,907          92,230      17,677         92,230       91,101     1,129
                                        ------------   ------------ -----------   ------------ ------------ ------------
Cost of operations:
    Tenant reinsurance..............        14,794           8,234       6,560          8,234       13,508    (5,274)
    Merchandise sales...............        23,204          18,773       4,431         18,773       18,901      (128)
    Containerized storage                   15,334          12,886       2,448         12,886       11,774     1,112
    Truck rentals...................        12,622          12,733        (111)        12,733       12,421       312
    Commercial property operations..         5,223           4,448         775          4,448        4,328       120
    Property management.............           187             638        (451)           638          657       (19)
                                        ------------   ------------ -----------   ------------ ------------ ------------
       Total cost of operations.....        71,364          57,712      13,652         57,712       61,589    (3,877)
                                        ------------   ------------ -----------   ------------ ------------ ------------
Depreciation:
    Tenant reinsurance..............             -               -           -              -            -         -
    Merchandise sales...............             -               -           -              -            -         -
    Containerized storage...........          (897)         (2,808)      1,911         (2,808)      (4,546)    1,738
    Truck rentals...................             -               -           -              -            -         -
    Commercial property operations..        (2,441)         (2,322)       (119)        (2,322)      (2,114)     (208)
    Property management.............             -               -           -              -            -         -
                                        ------------   ------------ -----------   ------------ ------------ ------------
       Total depreciation...........        (3,338)         (5,130)      1,792         (5,130)      (6,660)    1,530
                                        ------------   ------------ -----------   ------------ ------------ ------------
Net Income:
    Tenant reinsurance..............        22,726          16,655       6,071         16,655       10,735     5,920
    Merchandise sales...............         3,602           3,691         (89)         3,691        2,435     1,256
    Containerized storage...........           223             803        (580)           803        3,035    (2,232)
    Truck rentals...................         1,067           1,120         (53)         1,120          225       895
    Commercial property operations..         5,302           4,790        (512)         4,790        4,308       482
    Property management.............         2,285           2,329         (44)         2,329        2,114       215
                                        ------------   ------------ -----------   ------------ ------------ ------------
    Total net income................     $  35,205      $   29,388   $   5,817      $  29,388   $   22,852   $ 6,536
                                        ============   ============ ===========   ============ ============ ============



         TENANT REINSURANCE OPERATIONS: We reinsure policies offered through a non-affiliated insurance broker against losses to goods stored by tenants in our self-storage facilities. Revenues are comprised of fees charged to tenants electing such policies. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjusting expenses.

         The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, premiums charged for such insurance and existing tenant retention to continue participating in the insurance program. For the years ended December 31, 2006, 2005 and 2004, approximately 35.1%, 32.4% and 35.0%, respectively, of our self-storage tenant base had such policies. During 2005 and 2004, we experienced damage caused by hurricanes to several of our facilities in our Florida and New Orleans markets. As a result of such damage, we recorded estimated tenant claim expense during the quarter in which the damage occurred. As time progressed, the tenant claims liabilities were adjusted, either increasing or decreasing the liabilities, based on actual claims history. As a result of these adjustments, we experienced significant volatility in our reported quarterly cost of operations, particularly with respect to 2005. In 2004, we recorded an estimated loss of approximately $1,500,000 with respect to potential tenant insured losses as a result of several hurricanes affecting the southeastern United States. During 2005, we determined that this accrual was too high based upon claims history, and accordingly we reduced the estimated liability by approximately $500,000 and reduced cost of operations in 2005 by a corresponding amount.

         The future cost of operations will be dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties.

         For the year December 31, 2006, tenant reinsurance revenues and cost of operations, respectively, included $3,243,000 and $1,285,000 with respect to the Shurgard facilities we acquired in the U.S., and $2,732,000 and $995,000 for the Shurgard facilities in Europe.

         MERCHANDISE AND TRUCK RENTAL OPERATIONS: One of our subsidiaries sells locks, boxes, and packing supplies to our tenants as well as the general public. Revenues and cost of operations for these activities are included in the table above as "Merchandise Sales." In addition, at selected locations, our subsidiary maintains trucks on site for rent to our self-storage customers and the general public on a short-term basis for local use. In addition, we also act as an agent for a national truck rental company to provide their rental trucks to customers for long-distance use. The revenues and cost of operations for these activities are included in the table above as "Truck rentals."

         These activities generally serve as an adjunct to our self-storage operations providing our tenants with goods and services that they need in connection with moving and storing their goods.

         The revenues and expenses of these activities have remained relatively stable through the three years ended December 31, 2006, 2005, and 2004. The primary factors impacting the level of operations of these activities is the level of customer and tenant traffic at our self-storage facilities, including the level of move-ins.

         For the year ended December 31, 2006, merchandise revenues and related cost of operations, respectively, included $2,674,000 and $1,664,000 with respect to the Shurgard facilities we acquired in the United States, and $2,390,000 and $1,216,000 for the Shurgard facilities in Europe.

         For the year ended December 31, 2006, truck revenues and cost of operations, respectively, included $795,000 and $924,000 with respect to the Shurgard facilities we acquired in the U.S.

         CONTAINERIZED STORAGE OPERATIONS: We have closed many of our containerized storage facilities since 2002, and have refined our market and product focus to 13 facilities located in eight densely populated markets with above-average rent and income. The operations with respect to the facilities other than the 13 ongoing facilities are included in "Discontinued Operations" on our income statement. The operations of the 13 remaining facilities are included in continuing operations and are reflected on the table above.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods from city to city. At December 31, 2006, there were approximately 19,937 occupied containers in the continuing facilities.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). Direct operating costs for the year ended December 31, 2006 also includes approximately $1,780,000 in research and development costs. No such costs were incurred during 2005 and 2004. Facility lease expense has increased significantly as we have moved the operations from wholly-owned combination facilities to facilities that we lease from third parties.

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

         Our commercial operations are comprised of 1,561,000 net rentable square feet of commercial space which is principally operated at certain of the self-storage facilities.

         Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions in the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for 2007.

         Equity in earnings of real estate entities: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in five limited partnerships at December 31, 2006 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the year ended December 31, 2006 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:


Historical summary:
-------------------                            Year Ended December 31,                   Year Ended December 31,
                                              ------------------------                 -------------------------
                                                  2006         2005        Change           2005         2004        Change
                                              ------------ ----------- ------------    ------------- -----------  -------------
                                                                           (Amounts in thousands)
Property operations:
  PSB....................................     $  73,850     $  68,768   $   5,082        $  68,768    $  68,545    $     223
  Acquisition Joint Venture..............           411           277         134              277           23          254
  Newly consolidated partnerships (1)....             -         5,229      (5,229)           5,229        4,980          249
  Other Investments (2)..................         2,845         2,674         171            2,674        1,607        1,067
                                              ------------ ----------- ------------    ------------- -----------  -------------
                                                 77,106        76,948         158           76,948       75,155        1,793
                                              ------------ ----------- ------------    ------------- -----------  -------------
Depreciation:
  PSB....................................       (37,919)      (33,593)     (4,326)         (33,593)     (32,063)      (1,530)
  Acquisition Joint Venture..............          (276)         (269)         (7)            (269)         (96)        (173)
  Newly consolidated partnerships (1)....             -          (839)        839             (839)        (896)          57
  Other Investments (2)..................          (695)         (724)         29             (724)        (665)         (59)
                                              ------------ ----------- ------------    ------------- -----------  -------------
                                                (38,890)      (35,425)     (3,465)         (35,425)     (33,720)      (1,705)
                                              ------------ ----------- ------------    ------------- -----------  -------------
Other: (3)
  PSB (4)................................       (26,167)      (16,418)     (9,749)         (16,418)     (19,587)       3,169
  Newly consolidated partnerships (1)....             -          (143)        143             (143)        (127)         (16)
  Other Investments (2)..................          (154)          (79)        (75)             (79)         843         (922)
                                              ------------ ----------- ------------    ------------- -----------  -------------
                                                (26,321)      (16,640)     (9,681)         (16,640)     (18,871)       2,231
                                              ------------ ----------- ------------    ------------- -----------  -------------
Total equity in earnings of real estate entities:
  PSB....................................         9,764        18,757      (8,993)          18,757       16,895        1,862
  Acquisition Joint Venture..............           135             8         127                8          (73)          81
  Newly consolidated partnerships (1)....             -         4,247      (4,247)           4,247        3,957          290
  Other Investments (2)..................         1,996         1,871         125            1,871        1,785           86
                                              ------------ ----------- ------------    ------------- -----------  -------------
                                               $ 11,895      $ 24,883   $ (12,988)         $24,883      $22,564    $   2,319
                                              ============ =========== ============    ============= ===========  =============

(1) As described more fully in Note 2 to our consolidated financial statements, we commenced consolidating the accounts of three limited partnerships that we had previously accounted for under the equity method of accounting. Accordingly, equity in income with respect to these partnerships ceased effective January 1, 2006.

(2) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the years ended December 31, 2006, 2005 and 2004.

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

         Equity in earnings of PSB represents our pro rata share (approximately 44% throughout the years ended December 31, 2006, 2005 and 2004) of the earnings of PSB. Throughout 2004, 2005 and 2006, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At December 31, 2006, PSB owned and operated 18.7 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at December 31, 2006 pursuant to property management agreements.

         Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net increase (decrease) of equity in earnings of ($1,042,000), $7,727,000 and $4,544,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

         The impact of the PSB items discussed above led to a decrease in equity in earnings of real estate entities totaling $12,988,000 when comparing the year ended December 31, 2006 to the same period in 2005. These PSB items also led to an increase in equity in earnings of real estate entities totaling $2,319,000 when comparing the year ended December 31, 2005 to the same period in 2004. In addition, equity in earnings real estate entities decreased due to our consolidation of three limited partnerships effective January 1, 2006 as described in Note 2 to our consolidated financial statements. As a result of this consolidation, equity in income with respect to these partnerships ceased effective January 1, 2006.

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

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 9 to our consolidated financial statements for the year ended December 31, 2006, our pro-rata share of earnings with respect to two of the facilities acquired directly from third parties by the Acquisition Joint Venture in 2004, at an aggregate cost of $9,086,000, are reflected in Equity in Earnings in the table above. Our initial investment in the Acquisition Joint Venture with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties.

         The "Other Investments" are comprised primarily of our equity in earnings from four limited partnerships, for which we held an approximate consistent level of equity interest throughout 2004, 2005 and 2006. The Company formed these limited partnerships during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Ancillary operations." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other Investments" will be dependent upon the operating results of the 20 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 6 to our consolidated financial statements for the operating results of these entities for the years ended December 31, 2006, 2005 and 2004.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

         INTEREST AND OTHER INCOME: Interest and other income was $31,799,000 for the year ended December 31, 2006 as compared to $16,447,000 for the same period in 2005 and $5,391,000 in 2004. These increases are due to earning higher interest rates on invested cash balances combined with significantly higher average cash balances invested in interest-bearing accounts as compared to respective prior year periods.

         As discussed more fully in "Liquidity and Capital Resources" below, at December 31, 2006, we had cash balances totaling approximately $555.6 million. In addition, during the first quarter of 2007, we issued approximately $500.0 million of our 6.625% Series M Cumulative Preferred Stock. The net proceeds from this issuance and our December 31, 2006 cash balances will be used primarily to fund future development, acquisition, and preferred redemption activities (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). In the interim, the net proceeds from our cash balances are expected to earn interest income (currently at approximately 5.3% at December 31, 2006) relative to the corresponding divided requirement (approximately 6.625% with respect to our Series M Cumulative Preferred Stock). This difference will result in an estimated reduction to earnings per common share. In addition, we may issue additional preferred stock during the early part of 2007, raising the necessary funds in anticipation of the potential redemption of approximately $172,500,000 in higher-rate preferred stock that becomes available for redemption in September 2007. This issuance similarly will have a negative impact on earnings per share until the proceeds are utilized.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $437,984,000, $196,232,000 and $182,890,000 for the years ended December 31,
2006, 2005 and 2004, respectively.

         The increase in depreciation and amortization for the year ended December 31, 2006, as compared to the same period in 2005 is due primarily to $175,944,000 in amortization expense recorded during the year ended December 31, 2006 on the intangible assets for the value of the storage tenants in place which we acquired in the Shurgard merger. Intangible assets of $530,528,000, represented by the value of the storage tenants in place at the time of the merger are being amortized relative to the expected future benefit of the tenants in place to each period. Other intangible assets of $34,813,000, represented by the land leases with rent payments that are below market value are being amortized over the life of the underlying leases. Amortization of these finite-lived intangible assets is expected to be approximately $243,282,000 during 2007.

         The remainder of the increase in depreciation and amortization for the year ended December 31, 2006 as compared to the same period in 2005 is due primarily to assets acquired in the Shurgard merger and to our newly developed and acquired facilities. See Notes 2 and 3 to our consolidated financial statements for further discussion of the Shurgard merger and the acquisition of tangible and intangible assets. The increase from 2004 to 2005 is due to the acquisition and development of additional real estate facilities.

         Also included in depreciation and amortization expense for the year ended December 31, 2006 is $1,651,000 related to the amortization of intangibles, and $6,604,000 for each of the years ended December 31, 2005 and 2004. Amortization ceased as of April 1, 2006, as described more fully in Note 2 to our consolidated financial statements.

         General and administrative expense: General and administrative expense was $84,661,000, $21,115,000 and $18,813,000 for the years ended December 31,
2006, 2005 and 2004 respectively. General and administrative expense principally consists of Shurgard merger integration costs, state income taxes, investor relations expenses and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance and stock-based compensation, and product research and development expenditures.

         General and administrative expense for the year ended December 31, 2006 include costs and expenses totaling $47,405,000 incurred in connection with the integration of Shurgard and Public Storage, costs for cancelled development projects in the U.S. and Europe totaling $10,211,000 and contract termination fees of $2,413,000. We expect to incur approximately $5 million in additional merger integration costs through June 30, 2007.

         Restricted stock and stock option expense amounted to approximately $6,309,000, $4,758,000 and $2,963,000 for the year ended December 31, 2006, 2005 and 2004, respectively.

         INTEREST EXPENSE: Interest expense was $33,062,000 for the year ended December 31, 2006, as compared to $8,216,000 for the same period in 2005 and $760,000 in 2004. The increase in interest expense in 2006 is primarily due to $24,855,000 in interest incurred on the debt and other obligations we assumed in the Shurgard merger partially offset by a decrease of $893,000 in interest expense due to lower balances on our outstanding notes. See also Notes 8 and 9 to our consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

         During the year ended December 31, 2006, we paid $1,900,000 related to interest rate and currency swaps acquired in the Shurgard merger. We have included this $1,900,000 as a reduction of income on derivatives, net on our consolidated statement of operations for the year ended December 31, 2006. See discussion below under Income from Derivatives, net.

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

         As described more fully in Note 11 to the consolidated financial statements, during 2005 we incurred interest expense totaling $1,458,000 with respect to debt due a related party. This debt was extinguished on November 17, 2005.

         Capitalized interest expense totaled $2,716,000, $2,820,000 and $3,617,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in connection with our development activities. Included in the interest capitalized for 2006 is $935,000 in connection with our development activities in Europe.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income that is allocable to equity interests in the Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2006:


                                                      Year Ended                               Year Ended
                                                      December 31,                             December 31,
                                                 ------------------------                 -------------------------
                                                  2006           2005         Change        2005           2004          Change
                                                 ----------   -----------   ----------    ----------   ------------    ------------
                                                                             (Amounts in thousands)
Preferred partnership interests:
   Ongoing distributions (a).................    $ 19,055      $   16,147    $  2,908      $ 16,147      $   22,423      $ (6,276)
   Special Distribution and EITF Topic D-42 (b)         -             874        (874)          874          10,063        (9,189)
Acquired minority interests (c)..............           -           1,197      (1,197)        1,197           4,048        (2,851)
Newly consolidated partnerships (d)..........       5,259               -       5,259             -               -             -
Convertible Partnership Units (e)............         151             469        (318)          469             328           141
Shurgard U.S. minority interests (f).........         417               -         417             -               -             -
Shurgard European minority interests (g).....      (3,631)              -      (3,631)            -               -             -
Other minority interests (h).................      10,632          13,964      (3,332)       13,964          13,051           913
                                                 ----------   -----------   ----------    ----------   ------------    ------------
    Total minority interests in income.......    $ 31,883      $   32,651   $    (768)    $  32,651      $   49,913     $ (17,262)
                                                 ==========   ===========   ==========    ==========   ============    ============


(a) The increase in ongoing distributions is due to the issuance of additional preferred partnership units offset by the redemption of $40,000,000 of our 9.5% Series N Preferred Units on March 17, 2005 and $45,000,000 of our 9.125% Series O Preferred units on March 29, 2005.

(b) In accordance with the Securities and Exchange Commissions clarification of EITF Topic D-42, are original issuance costs with respect to our first quarter of 2005 redemption of preferred units included in minority interest in income for the year s ended December 31, 2005 and 2004, totaling $874,000 and $2,063,000, respectively. Amounts for 2004 also include a special distribution of $8,000,000 described below.

(c) These amounts reflect income allocated to minority interests that the Company acquired in 2005 and are no longer outstanding at December 31, 2006. Included in income allocated to the Acquired minority interests is $295,000 and $1,197,000 in depreciation expense for the years ended December 31, 2005 and 2004, respectively.

(d) These amounts reflect income allocated to minority interests for three entities that we commenced consolidating the accounts for effective January 1, 2006 (see Note 2 to our consolidated financial statements). Included in minority interest in income for the year ended December 31, 2006 was $32,000 in depreciation expense.

(e) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 11 to our consolidated financial statements). Included in income allocated to the Convertible Partnership Units was $710,000, $385,000 and $333,000 in depreciation expense for the years ended December 31, 2006, 2005 and 2004, respectively.

(f) These amounts reflect income allocated to minority interests in entities we acquired in the merger with Shurgard, and include $55,000 in depreciation in the year ended December 31, 2006.

(g) These amounts reflect income allocated to minority interests from entities we acquired in the merger with Shurgard. These interests include the 80% partner's interests in the European joint ventures, First Shurgard and Second Shurgard, as well as those in domestic joint ventures. Included in minority interest in income is $3,013,000 for the year ended December 31, 2006 in depreciation.

(h) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the years ended December 31, 2006, 2005 and 2004. Included in minority interest in income is $828,000, $897,000 and $697,000 in depreciation expense for the years ended December 31, 2006, 2005 and 2004, respectively, as well as gain on sale of assets totaling $251,000 in 2005 (none in 2006 or 2004).

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2004, 2005 and 2006, comprised of investments in the Consolidated Entities described in Note 6 to our consolidated financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

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

         On August 5, 2005, we acquired the institutional investors interest in PSAC Investors, LLC. As part of the acquisition, we also obtained and subsequently exercised the right to acquire Mr. Hughes' interest in PSAC Investors, LLC which we acquired November 17, 2005 (see Note 9 to our consolidated financial statements). As a result of these events: (i) we ceased allocating income to minority interests with respect to the Consolidated Development Joint Venture effective August 5, 2005, and (ii) Mr. Hughes' interest in the Consolidated Development Joint Venture was classified as debt on our balance sheet and income with respect to Mr. Hughes' interest in the Consolidated Development Joint Venture for the period from August 5, 2005 through November 17, 2005, has been classified as interest expense on our consolidated statements of income.

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


                                                                                  For the Year Ended December 31,
                                                                              -----------------------------------------
                                                                                 2006           2005           2004
                                                                              ------------   ------------  ------------
                                                                                       (Amount in thousands)
Net cash provided by operating activities.............................         $791,700        $692,048       $616,664

Allocable to minority interests (Preferred Units) - ongoing distributions       (19,055)        (16,147)       (22,423)
Allocable to minority interests (Preferred Units) - special distribution
   (a)................................................................                -               -         (8,000)
Allocable to minority interests (common equity).......................          (16,300)        (18,177)       (21,349)
                                                                              ------------   ------------  ------------
Cash from operations allocable to our shareholders....................          756,345         657,724        564,892

Capital improvements to maintain our facilities.......................          (79,326)        (25,890)       (35,868)
                                                                              ------------   ------------  ------------
Remaining operating cash flow available for distributions to our
   shareholders.......................................................          677,019         631,834        529,024

Distributions paid:
   Preferred stock dividends..........................................         (214,218)       (173,017)      (157,925)
   Equity Stock, Series A dividends...................................          (21,424)        (21,443)       (21,501)
   Common shareholders................................................         (298,219)       (244,200)      (230,834)
                                                                              ------------   ------------  ------------
Cash available for principal payments on debt and reinvestment........         $143,158        $193,174       $118,764
                                                                              ============   ============  ============


(a) The $8.0 million special distribution was paid to a unitholder of our 9.5% Series N Cumulative Redeemable Perpetual Preferred Units in conjunction with a March 22, 2004 agreement that, among other things, lowered the distribution rate from 9.5% to 6.4%.

         Cash available for principal payments on debt and reinvestment declined from $193.2 million in 2005 to $143.2 million in 2006 principally due to the impact of merger integration expenses of approximately $47.4 million for the year ended December 31, 2006, as well as the impact of paying two entire quarters' distribution to the 38.9 million shares issued to former Shurgard shareholders while the operating cash flows were reflected only from August 22, 2006 through December 31, 2006.

         Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies and debt obligations with
(i) cash on hand at December 31, 2006, (ii) internally generated retained cash flows and (iii) proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity.

         Over the past three years, we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred stock has no sinking fund requirement or maturity date and does not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred stock at any time, which enable us to refinance higher coupon preferred stock with new preferred stock at lower rates if appropriate, (iv) preferred stock does not contain covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred stock can be applied to satisfy our REIT distribution requirements.

         Our credit ratings on each of our series of Cumulative Preferred Stock are "Baa1" by Moody's and "BBB+" by Standard & Poor's.

         We also have a $200 million line of credit that we use as temporary "bridge" financing. At December 31, 2006, we had $45 million in outstanding borrowings under this credit facility which has increased to $80 million at February 28, 2007. This credit facility expires on April 10, 2007. We are currently in the process of obtaining a new credit facility which we anticipate will have $300 million of available borrowing capacity, as well as improved financing spreads and covenants. We expect the new credit facility to be in place prior to the expiration of the existing facility.

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

         We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2004 through December 31, 2006, we have raised approximately $2.4 billion of our Cumulative Preferred Stock, and used approximately $1.3 billion of these net proceeds in order to redeem higher-coupon preferred securities.

         On January 18, 2007, we redeemed our 7.625% Series T Cumulative Preferred Stock totaling $152.2 million and on February 20, 2007, we redeemed our 7.625% Series U Cumulative Preferred Stock totaling $150.0 million. These redemptions were funded with cash on hand and funds raised through the issuance of $500 million of our 6.625% Series M preferred stock. In addition to the Series T and U Preferred securities, we currently have approximately $172.5 million of additional preferred securities that become redeemable at our option in 2007.

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

         Aggregate dividends paid during 2006 totaled $214.2 million to the holders of our Cumulative Preferred Stock, $298.2 million to the holders of our Common Stock and $21.4 million to the holders of our Equity Stock, Series A. Although we have not finalized the calculation of our 2006 taxable income, we believe that the aggregate dividends paid in 2006 to our shareholders enabled us to continue to meet our REIT distribution requirements.

         During 2006, we paid distributions totaling $19.1 million with respect to our Preferred Partnership Units. We estimate the 2007 distribution requirements with respect to the preferred partnership units outstanding at December 31, 2006, to be approximately $21.6 million.

         For 2007, distributions with respect to the Common Stock and Equity Stock, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share will remain at $0.50 per common share. For the first quarter of 2007, a quarterly distribution of $0.50 per common share has been declared by our Board of Directors.

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

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2007, we have budgeted approximately $65 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities.

         DEBT SERVICE REQUIREMENTS: At December 31, 2006, we have total outstanding debt of approximately $1.8 billion. We do not believe we have any significant refinancing risks with respect to our debt.

         In connection with the Shurgard merger, we assumed approximately $2.0 billion of debt from Shurgard and its affiliates. Through December 31, 2006, we have retired approximately $671.0 million of such debt. On January 2, 2007, we retired an additional approximately $429 million of such debt, as discussed below.

         In late December 2006, we entered into a short-term unsecured bridge loan with a commercial bank for borrowings up to $300 million and immediately borrowed the entire amount, increasing our cash balances to $555.6 million as of December 31, 2006. A substantial portion of this cash was utilized on January 2, 2007, to retire approximately $429 million of debt assumed from Shurgard that was secured by substantially all of our wholly-owned facilities in Europe. The bridge loan was subsequently repaid and terminated on January 10, 2007 with the proceeds from the issuance of preferred securities.

         Our portfolio of real estate facilities remains substantially unencumbered. At December 31, 2006, we have domestic mortgage debt outstanding of $266.7 million, which encumbers 102 self-storage facilities with an aggregate net book value of approximately $674.9 million. In Europe, mortgage debt at December 31, 2006 totaled of $724.3 million, which encumbers 161 facilities with an aggregate net book value of approximately $1.4 billion at December 31, 2006. As indicated above, on January 2, 2007, we retired approximately $429 million of the debt in Europe which had encumbered a total of 101 facilities.

         We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. See Notes 8 and 9 to our consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2007, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

         At December 31, 2006, we have a development "pipeline" of 48 projects in the U.S. consisting of self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At December 31, 2006, we have acquired the land for all of these projects.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $185 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY
AS OF DECEMBER 31, 2006

                                                                             Total
                                                    Number      Net        estimated      Costs incurred
                                                      of      rentable     development        through         Costs to
                                                   projects   sq. ft.        costs          12/31/06         complete
                                                  ----------  --------   --------------  ----------------  ---------------
                                                                  (Amounts in thousands, except number of projects)
    U.S. under construction                           15          610       $  46,747      $    31,833      $    14,914
    U.S. in development, land acquired                33        1,646         140,869            7,669          133,200
    Europe under construction, land acquired           8          389          78,465           41,916           36,549
                                                  ----------  --------   --------------  ----------------  ---------------
    Total Development Pipeline                        56        2,645       $ 266,081      $    81,418      $   184,663
                                                  ==========  ========   ==============  ================  ===============

         We also have five parcels of land held for development in the United States with an aggregate cost of $8,620,000 at December 31, 2006.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development will be incurred over the next 24 months. Substantially all of the future costs for the European projects will be funded by the Shurgard European Joint Ventures, in which we have a 20% interest, and which have a substantial degree of funding by debt.

CONTRACTUAL OBLIGATIONS

         Our significant contractual obligations at December 31, 2006 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):


                                      Total           2007         2008          2009          2010         2011       Thereafter
                                   ------------   ------------  ------------ ------------   -----------  -----------  --------------
  Long-term debt:
    Public Storage (1) .........   $   130,143     $   20,868    $    9,597   $    9,515      $  9,281    $   22,935   $    57,947
    Shurgard U.S. (2)...........       816,514         92,381        58,896       39,057        47,017       233,262       345,901
    Shurgard Europe (2).........       756,271        453,169       183,379      119,723             -             -             -

  Line of credit and other
  short-term bank financing (3).       345,676        345,676             -            -             -             -             -

  Preferred stock called for
  redemption (4)                       304,255        304,255             -            -             -             -             -

  Capital leases (5)............        40,774            674           714          728           675         1,307        36,676

  Operating leases:
    Public Storage (6)..........        66,943         10,687         9,414        5,907         2,840         1,910        36,185
    Shurgard U.S. (6)...........        64,467          5,437         3,883        3,713         3,779         3,824        43,831
    Shurgard Europe (6).........       146,465          5,623         5,683        5,523         4,831         4,724       120,081

  Construction commitments (7)..        51,463         40,834        10,629            -             -             -             -
                                   ------------   ------------  ------------ ------------   -----------  -----------  --------------
  Total.........................   $ 2,722,971     $1,279,604    $  282,195   $  184,166     $  68,423    $  267,962   $   640,621
                                   ============   ============  ============ ============   ===========  ===========  ==============


(1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 8 to our consolidated financial statements for additional information on our notes payable. Debt to Joint Venture Partner is not reflected since we have not exercised our option to acquire our partner's interest.

(2) Amounts include interest payments on our notes payable based on their contractual terms that we assumed in the merger with Shurgard. On January 2, 2007, we prepaid the (euro)325 million collateralized notes ($429 million at December 31, 2006) at our European operations that were otherwise payable in 2011. Accordingly, we have not included any other payments on the (euro)325 million collateralized for any other periods in the table above. See Note 8 to our consolidated financial statements for additional information on our notes payable.

(3) Amounts include borrowings under our $200 million revolving line of credit and $300 million short-term bank financing. See Note 7 to our consolidated financial statements for additional information on our line of credit and other short-term bank financing.

(4) In December 2006, we called for redemption our Series T and Series U Cumulative Preferred Stock, at par, plus accrued dividends. Amounts include the aggregated redemption value of $302,150,000 of these two series, plus $2,105,000 in accrued dividends.

(5) This line item reflects amounts due on five European properties with commitments extending to April 2052 that we assumed in the merger with Shurgard.


(6) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

(7)  Includes   obligations  for  facilities  currently  under  construction  at
     December 31, 2006 as described above under "Acquisition and Development of Real Estate Facilities."

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the U.S. from third parties (the
"Acquisition Joint Venture"). As described more fully in Note 9 to our consolidated financial statements, our partner's equity contributions with respect to certain transactions are classified as debt under the caption "Debt to Joint Venture Partner" in our consolidated balance sheets. At December 31, 2006, our Debt to Joint Venture Partner was $37,258,000. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. We have not included our Debt to Joint Venture Partner as a contractual obligation in the table above, since we only have the right, rather than a contractual obligation, to acquire our partner's interest.

         In January 2007, we entered into a contract to purchase one self-storage facility in Hawaii (total approximate net rental square feet of 79,000) at an aggregate cost of $22,500,000. This contract is subject to significant contingencies, and there is no assurance that this facility will be acquired.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2006, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.


         Stock Repurchase Program: Our Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. During 2004, we repurchased 445,700 shares for approximately $20.3 million. During 2005, we repurchased 84,000 shares for approximately $5.0 million. During 2006, we did not repurchase any shares. From the inception of the repurchase program through December 31, 2006, we have repurchased a total of 22,201,720 shares of common stock at an aggregate cost of approximately $567.2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common stock or preferred stock. At December 31, 2006, our debt as a percentage of total shareholders' equity (based on book values) was 26.2%.

         Our preferred stock is not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the Preferred Stock is not redeemable by the Company prior to the following dates: Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010, Series H - January 19, 2011, Series I - May 3, 2011, Series K - August 8, 2011, Series L - October 20, 2011 and Series M - January 9, 2012. On or after the respective dates, each of the series of Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable, which totaled $1,466,284,000 at December 31, 2006. The table below summarizes the annual debt maturities and weighted-average interest rates on our outstanding debt, excluding the debt acquired in the merger with Shurgard, at the end of each year (dollar amounts in thousands):


                            2007        2008        2009        2010       2011     Thereafter      Total      Fair Value
                          ----------  ---------    ---------  ---------   --------  ----------    ----------  ------------
 Fixed rate debt (a)....  $  16,098   $   5,155    $  5,358   $   5,404    $19,704    $50,970     $  102,689   $   100,249
 Variable rate debt (b).    345,000           -           -           -          -          -        345,000       345,000
                          ----------  ---------    ---------  ---------   --------  ----------    ----------  ------------
                          $ 361,098   $   5,155    $  5,358   $   5,404    $19,704    $50,970     $  447,689   $   445,249
                          ==========  =========    =========  =========   ========  ==========    ==========  ============

(a)  Average  interest rate of 5.25%.

(b) Amounts include borrowings under our line of credit and other short-term bank financings, which expire in 2007, which incurred average variable interest rates at December 31, 2006 of 5.66%.

         We are exposed to changes in interest rates primarily from the floating rate debt arrangements we acquired in the merger with Shurgard.

         We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the U.S. to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. The aggregate book value of our real estate and intangibles was approximately $1.6 billion at December 31, 2006. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which Shurgard had exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom.

         The table below summarizes annual debt maturities and weighted-average interest rates on outstanding debt that we acquired in the merger with Shurgard at the end of each year (based on relevant LIBOR of 5.30% and a EURIBOR of 3.633% at December 31, 2006 and the applicable forward curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at December 31, 2006 (dollar amounts in thousands).


                             2007       2008        2009         2010        2011     Thereafter      Total      Fair Value
                          ---------- ----------  ----------- -----------  ---------- ------------  ----------- -------------

 Fixed rate debt........  $ 56,386   $  25,687    $   7,175    $  9,230   $ 209,311   $ 323,100     $ 630,889     $642,315
 Average interest rate..      6.61%       6.61%        6.60%       6.61%       5.88%       5.88%
----------------------------------------------------------------------------------------------------------------------------
 Variable rate debt.....  $    892   $     326    $     349    $  6,861   $       -   $       -        $8,428     $  8,428
 Average interest rate..      7.30%       7.08%        7.07%       7.19%
----------------------------------------------------------------------------------------------------------------------------
 Variable rate EURIBOR
   debt (1).............  $431,135   $ 170,449    $ 116,094    $      -   $       -   $       -     $ 717,678     $717,678
 Average interest rate..      6.07%       6.23%        6.25%
----------------------------------------------------------------------------------------------------------------------------
 Interest rate swaps
 Swap on EURIBOR........  $      -   $     314    $   1,041    $      -   $   4,908   $       -     $   6,263     $  6,263


(1) First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to (euro)271 million ($357.5 million as of December 31, 2006). As of December 31, 2006, the available amount under those credit facilities was in aggregate (euro)52 million ($68.6 million).

         At December 31, 2006, through our merger with Shurgard, we were party to pay-fixed, receive-variable interest rate swaps. The notional amounts, the weighted-average pay rates and the terms of these agreements are summarized as follows:


                                     2007         2008        2009        2010      2011    Thereafter
                                  ------------ ----------- ---------- ---------- --------- ----------
 Notional amounts (in millions)..  $   748.1   $  653.4     $ 520.2   $   428.8   $   -        $ -
 Weighted average interest rate..      4.99%      4.83%       4.54%       4.23%       -          -



         Based on our outstanding variable-rate EURIBOR debt and interest rate swaps at December 31, 2006, a hypothetical increase in the interest rates of 100 basis points would cause the value of our derivative financial instruments to increase by $24.5 million. Conversely, a hypothetical decrease in the interest rates of 100 basis points would cause the value of our derivative financial instruments to decrease by $25.0 million.

         On January 2, 2007, we prepaid the (euro)325 million collateralized notes ($429 million at December 31, 2006) at our European operations that were otherwise payable in 2011. To fund the prepayment of these notes, we entered into and used proceeds from a $300 million bridge loan, which was fully drawn at year end 2006, together with borrowings of approximately $45 million under our existing revolving credit agreement and cash on hand. Subsequently in January 2007, both the bridge loan and revolver credit facility were repaid. We also terminated the related European currency and interest rate hedges. Accordingly, the remaining debt in Europe relates to the joint venture properties, in which we have a 20% equity interest, but which are consolidated for financial reporting purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company at December 31, 2006 and December 31, 2005 and for each of the three years in the period ended December 31, 2006 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 15.

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

         As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934 as amended). The scope of our evaluation excluded the operations of Shurgard Self-Storage SCA ("Shurgard Europe"), our subsidiary based in Europe. For the year ended December 31, 2006, our total revenues were $1.4 billion, of which Shurgard Europe represented $65 million; our total net assets at December 31, 2006 were $8.2 billion, of which Shurgard Europe represented $445 million. Based on that evaluation, and considering the relative significance of Shurgard Europe to our operations, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. The scope of our evaluation excluded the operations of Shurgard Self-Storage SCA ("Shurgard Europe"), our subsidiary based in Europe. For the year ended December 31, 2006, our total revenues were $1.4 billion, of which Shurgard Europe represented $65 million; our total net assets at December 31, 2006 were $8.2 billion, of which Shurgard Europe represented $445 million. Based on our evaluation under the framework in Internal Control-Integrated Framework, and considering the relative significance of Shurgard Europe, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

         Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B. OTHER INFORMATION

         Not Applicable.

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders of Public Storage, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Public Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Public Storage, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

         As indicated in the accompanying Management's Report on Internal Controls, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shurgard Self Storage SCA and subsidiaries, which is included in the 2006 consolidated financial statements of Public Storage, Inc. and constituted $2,108 million and $445 million of total and net assets, respectively, as of December 31, 2006 and $65 million of revenues and a net loss of $43 million for the year then ended. Our audit of internal control over financial reporting of Public Storage, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Shurgard Self Storage SCA and subsidiaries.

In our opinion, management's assessment that Public Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Public Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of Public Storage, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

                                                               Ernst & Young LLP

Los Angeles, CA
February 28, 2007

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement filed in connection with the annual shareholders' meeting scheduled to be held on May 3, 2007 (the "Proxy Statement") under the caption "Election of Directors."

         The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Corporate Governance."

         The information required by this item with respect to Section 16(a) compliance is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

         The information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Corporate Governance." Any amendments to or waivers of the code of ethics granted to the Company's executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

         The following is a biographical summary of the current executive officers of the Company:

         Ronald L. Havner, Jr., age 49, has been the Vice-Chairman, Chief Executive Officer and a director of Public Storage since November 2002 and President since July 1, 2005. Mr. Havner has been Chairman of the Company's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. Mr. Havner joined Public Storage in 1986. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Pac Van Inc. and Union BanCal Corporation.

         John Reyes, age 46, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         John S. Baumann, age 46, became Senior Vice President and Chief Legal Officer of the Company in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

         John E. Graul, age 55, became Senior Vice President and President, Self-Storage Operations, in February 2004, with overall responsibility for the Company's national operations. From 1982 until joining the Company, Mr. Graul was employed by McDonald's Corporation where he served in various management positions, most recently as Vice President and General Manager - Pacific Sierra Region.

         David F. Doll, age 48, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for Company's real estate activities, including property acquisitions, developments, and repackagings. Before joining the Company, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

         Candace N. Krol, age 45, became Senior Vice Present of Human Resources in September 2005. From 1985 until joining the Company, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Corporate Governance," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee."

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         -------------------------------------------------------------------
         RELATED SHAREHOLDER MATTERS
         ---------------------------

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management."

         The following table sets forth information as of December 31, 2006 on the Company's equity compensation plans:

                                           Number of
                                       securities to be         Weighted
                                          issued upon           average            Number of
                                          exercise of        exercise price        securities
                                          outstanding        of outstanding   remaining available
                                           options,             options,      for future issuance
                                         warrants and         warrants and        under equity
                                            rights               rights        compensation plans
                                      -----------------     ----------------  --------------------
 Equity  compensation  plans approved
 by security holders (a).............       2,149,535   (b)       $ 58.28           1,499,700

 Equity    compensation   plans   not
 approved by security holders (c)....          69,869             $ 23.33             831,671


         The Company's stock option and stock incentive plans are described more fully in Note 14 to the consolidated financial statements. All plans other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company's shareholders.

         Includes 616,470 restricted stock units that, if and when vested, will be settled in shares of common stock of the Company on a one for one basis.

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


ITEM 13. CERTAIN   RELATIONSHIPS  AND  RELATED  TRANSACTIONS  AND  DIRECTOR
         ------------------------------------------------------------------
         INDEPENDENCE
         ------------

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Corporate Governance" and "Certain Relationships and Related Transactions and Legal Proceedings."


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item with respect to fees and services provided by the Company's independent auditors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Ratification of Auditors--Fees Billed to the Company by Ernst & Young LLP for 2006 and 2005".

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

3.63 Certificate of Determination of Preferences of 6.625% Cumulative Preferred Stock, Series M of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.625% Cumulative Preferred Stock, Series M and incorporated herein by reference

3.64 Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series G (8.875%), H (8.45%), I (8.625%), J (8%), K (8.25%), L (8.25%), M (8.75%), N (9.5%), O (9.125%) and P
       (8.75%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 22, 2005 and incorporated herein by reference.

3.65 Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series Q (8.60%) and R (8.00%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated October 18, 2006 and incorporated herein by reference.

3.66 Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series S (7.875%). Filed with Registrant's Current Report on Form 8-K dated January 4, 2007 and incorporated herein by reference.

3.67   Revised  Bylaws  of  Storage  Equities,   Inc.  Filed  with  Registrant's
       Registration Statement on Form S-4/A (SEC File No. 33-64971) and incorporated herein by reference.

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

3.75 Amendment to Bylaws of Public Storage, Inc. adopted on May 8, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

3.76 Amendment to Bylaws of Public Storage, Inc. adopted on August 5, 2003. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

3.77 Amendment to Bylaws of Public Storage, Inc. adopted on March 11, 2004. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.78 Amendment to Bylaws of Public Storage, Inc. effective August 22, 2006. Filed with Registrant's Report on Form 8-K filed on August 23, 2006 and incorporated herein by reference.

3.79 Amendment to Bylaws of Public Storage, Inc. effective January 1, 2007. Filed with Registrant's Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference.

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

10.18 Deposit Agreement dated as of January 14, 2000 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A and incorporated herein by reference.

10.19 Deposit Agreement dated as of January 18, 2002 among Registrant, Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series T and incorporated herein by reference.

10.20 Deposit Agreement dated as of February 19, 2002 among Registrant, Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.625% Cumulative Preferred Stock, Series U and incorporated herein by reference.

10.21 Deposit Agreement dated as of September 30, 2002 among Registrant, Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

10.22 Deposit Agreement dated as of October 6, 2003 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500%
       Cumulative   Preferred  Stock,   Series  W  and  incorporated  herein  by
       reference.

10.23 Deposit Agreement dated as of November 13, 2003 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450%
       Cumulative   Preferred  Stock,   Series  X  and  incorporated  herein  by
       reference.

10.24 Deposit Agreement dated as of March 5, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250%
       Cumulative   Preferred  Stock,   Series  Z  and  incorporated  herein  by
       reference.

10.25 Deposit Agreement dated as of March 31, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125%
       Cumulative   Preferred  Stock,   Series  A  and  incorporated  herein  by
       reference.

10.26 Deposit Agreement dated as of June 30, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125%
       Cumulative   Preferred  Stock,   Series  B  and  incorporated  herein  by
       reference.

10.27 Deposit Agreement dated as of September 13, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

10.28 Deposit Agreement dated as of February 28, 2005 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D and incorporated herein by reference.

10.29 Deposit Agreement dated as of April 27, 2005 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

10.30 Deposit Agreement dated as of August 23, 2005 among Registrant, Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of depositary receipts evidencing Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Registration Statement on Form 8-A relating to Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

10.31 Deposit Agreement dated as of October 3, 2005 among Registrant, Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of depositary receipts evidencing additional Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a
       Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

10.32 Deposit Agreement dated December 12, 2005 among Registrant and Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.00% Cumulative Preferred Stock, Series G. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a
       Share of 7.00% Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.33 Deposit Agreement dated January 19, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 6.95% Cumulative Preferred Stock, Series H. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.95% Cumulative Preferred Stock, Series H and incorporated herein by reference. Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series G (8.875%), H (8.45%), I (8.625%), J (8%), K (8.25%), L (8.25%), M (8.75%), N (9.5%), O (9.125%)
       and P (8.75%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 22, 2005 and incorporated herein by reference.

10.34 Deposit Agreement dated May 3, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.25%
       Cumulative Preferred Stock, Series I. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 7.25% Cumulative Preferred Stock, Series I and incorporated herein by reference.

10.35 Deposit Agreement dated August 8, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.25%
       Cumulative Preferred Stock, Series K. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 7.25% Cumulative Preferred Stock, Series K and incorporated herein by reference.

10.36 Deposit Agreement dated October 20, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 6.75% Cumulative Preferred Stock, Series L. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.75% Cumulative Preferred Stock, Series L and incorporated herein by reference.

10.37 Deposit Agreement dated January 9, 2007 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 6.625% Cumulative Preferred Stock, Series M. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.625%
       Cumulative   Preferred  Stock,   Series  M  and  incorporated  herein  by
       reference.

10.38 Senior Credit Agreement dated May 26, 2003, as amended by Amendment Agreements dated July 11, 2003 and December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sarl, First Shurgard Deutschland GmbH, Societe Generale and others. Incorporated by reference to Exhibit
       10.1 filed with the Current Report on Form 8-K dated February 21, 2005 filed by Shurgard Storage Centers, Inc. ("Shurgard").

10.39 Amendment and Waiver Agreement dated February 21, 2005 to the Senior Credit Agreement dated May 26, 2003, as amended as of December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sarl, First Shurgard Deutschland GmbH, Societe Generale and others. Incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K dated February 21, 2005 filed by Shurgard.

10.40 Credit Facility Agreement dated July 12, 2004, between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent. Incorporated by reference to Exhibit 10.43 filed with the Report on Form 10-Q for the quarter ended June 30, 2004 filed by Shurgard.

10.41* Employment  Agreement between  Registrant and B. Wayne Hughes dated as of
       November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.42* Registrant's   1996  Stock  Option  and   Incentive   Plan.   Filed  with
       Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.43* Storage Trust Realty 1994 Share Incentive Plan.  Filed with Storage Trust
       Realty's Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 001-13462) and incorporated herein by reference.

10.44* Storage Trust Realty  Retention  Bonus Plan  effective as of November 12,
       1998. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 333-68543) and incorporated herein by reference.

10.45* Registrant's 2000  Non-Executive/Non-Director  Stock Option and Incentive
       Plan. Filed with Registrant's Registration Statement on Form S-8 (SEC File No. 333-52400) and incorporated herein by reference.

10.46* Registrant's 2001  Non-Executive/Non-Director  Stock Option and Incentive
       Plan. Filed with Registrant's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.47* Registrant's   2001  Stock  Option  and   Incentive   Plan.   Filed  with
       Registrant's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.48* Form of 2001 Stock Option and Incentive Plan  Non-qualified  Stock Option
       Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.49* Form of  Restricted  Stock Unit  Agreement.  Filed with the  Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.50* Form of 2001 Stock  Option and  Incentive  Plan Stock  Option  Agreement.
       Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.51* Public Storage,  Inc.  Performance  Based  Compensation  Plan for Covered
       Employees. Filed with Registrant's Current Report on Form 8-K dated May 11, 2005 and incorporated herein by reference.

10.52* Form of Indemnity Agreement. Filed with the Registrant's Annual Report on
       Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

11     Statement Re: Computation of Earnings per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

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

                                    PUBLIC STORAGE, INC.

Date:  March 1, 2007                By:   /s/ Ronald L. Havner, Jr.
                                         -------------------------
                                         Ronald L. Havner, Jr., Vice-Chairman of
                                         the Board, Chief Executive Officer and
                                         President

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                              Title                                      Date
---------------------------------          -------------------------------------------------------         -------------------

/s/ Ronald L. Havner, Jr.                  Vice-Chairman of the Board, Chief                                March 1, 2007
-------------------------------
Ronald L. Havner, Jr.                      Executive Officer, President and Director
                                           (principal executive officer)
/s/ John Reyes                             Senior Vice President and                                        March 1, 2007
-------------------------------
John Reyes                                 Chief Financial Officer
                                           (principal financial officer and principal accounting
                                           officer)
/s/ B. Wayne Hughes                        Chairman of the Board                                            March 1, 2007
-------------------------------
B. Wayne Hughes
/s/ Dann V. Angeloff                       Director                                                         March 1, 2007
-------------------------------
Dann V. Angeloff
/s/ William C. Baker                       Director                                                         March 1, 2007
-------------------------------
William C. Baker
/s/ John T. Evans                          Director                                                         March 1, 2007
-------------------------------
John T. Evans
/s/ Uri P. Harkham                         Director                                                         March 1, 2007
-------------------------------
Uri P. Harkham
/s/ B. Wayne Hughes, Jr.                   Director                                                         March 1, 2007
-------------------------------
B. Wayne Hughes, Jr.
/s/ Harvey Lenkin                          Director                                                         March 1, 2007
-------------------------------
Harvey Lenkin
/s/ Gary E. Pruitt                         Director                                                         March 1, 2007
-------------------------------
Gary E. Pruitt
/s/ Daniel C. Staton                       Director                                                         March 1, 2007
-------------------------------
Daniel C. Staton


                              PUBLIC STORAGE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 15 (a))


                                                                 Page References

Report of Independent Registered Public Accounting Firm...............F-1

Consolidated balance sheets as of December 31, 2006 and 2005..........F-2

For each of the three years in the period ended December 31, 2006:

Consolidated statements of income.....................................F-3

Consolidated statements of shareholders' equity ......................F-4

Consolidated statements of cash flows..............................F-5 - F-7

Notes to consolidated financial statements.........................F-8 - F-47

SCHEDULE:

III - Real estate and accumulated depreciation....................F-48 - F-117


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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Shareholders
Public Storage, Inc.


We have audited the accompanying consolidated balance sheets of Public Storage, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Public Storage, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.





                                                           ERNST & YOUNG LLP /s/

Los Angeles, California

February 28, 2007

                              PUBLIC STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                        DECEMBER 31,         DECEMBER 31,
                                                                                           2006                  2005
                                                                                  -------------------- --------------------

                                       ASSETS

Cash and cash equivalents....................................................      $     555,584        $     493,501
Real estate facilities, at cost:
   Land......................................................................          2,959,875            1,540,357
   Buildings.................................................................          8,301,990            4,390,127
                                                                                  -------------------- --------------------
                                                                                      11,261,865            5,930,484
   Accumulated depreciation..................................................         (1,754,362)          (1,500,128)
                                                                                  -------------------- --------------------
                                                                                       9,507,503            4,430,356
   Construction in process...................................................             90,038               54,472
                                                                                  -------------------- --------------------
                                                                                       9,597,541            4,484,828

Investment in real estate entities...........................................            301,905              328,555
Goodwill.....................................................................            174,634              176,285
Intangible assets, net.......................................................            414,602                    -
Other assets.................................................................            154,207              69,317
                                                                                  -------------------- --------------------
              Total assets...................................................      $  11,198,473        $   5,552,486
                                                                                  ==================== ====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings on bank credit facilities.........................................      $     345,000        $           -
Notes payable................................................................          1,466,284              113,950
Debt to joint venture partner................................................             37,258               35,697
Preferred stock called for redemption........................................            302,150              172,500
Accrued and other liabilities................................................            333,706              159,360
                                                                                  -------------------- --------------------
         Total liabilities...................................................          2,484,398              481,507
Minority interest:
   Preferred partnership interests...........................................            325,000              225,000
   Other partnership interests...............................................            181,030               28,970
Commitments and contingencies (Note 17)
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,712,600 shares issued (in series) and outstanding, (1,698,336 at
     December 31, 2005) at liquidation preference............................          2,855,000            2,498,400
   Common Stock, $0.10 par value, 200,000,000 shares authorized, 169,144,467
     shares issued and outstanding (128,089,563 at December 31, 2005)........             16,915               12,809
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,744.193 shares issued and outstanding.................................                  -                    -
   Paid-in capital...........................................................          5,661,507            2,430,671
   Cumulative net income.....................................................          3,503,292            3,189,266
   Cumulative distributions paid.............................................         (3,847,998)          (3,314,137)
   Accumulated other comprehensive income....................................             19,329                    -
                                                                                  -------------------- --------------------
         Total shareholders' equity..........................................          8,208,045            4,817,009
                                                                                  -------------------- --------------------
              Total liabilities and shareholders' equity.....................      $  11,198,473        $   5,552,486
                                                                                  ==================== ====================


                            See accompanying notes.
                                      F-2

                              PUBLIC STORAGE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            2006                2005                2004
                                                                       ---------------     ---------------   -----------------

REVENUES:
   Self-storage rental income...................................        $  1,239,949        $    951,370        $    861,665
   Ancillary operating revenue..................................             109,907              92,230              91,101
   Interest and other income....................................              31,799              16,447               5,391
                                                                       ---------------     ---------------   -----------------
                                                                           1,381,655           1,060,047             958,157
                                                                       ---------------     ---------------   -----------------

EXPENSES:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities...................................             429,196             320,589             300,355
      Ancillary operations......................................              71,364              57,712              61,589
  Depreciation and amortization.................................             437,984             196,232             182,890
  General and administrative....................................              84,661              21,115              18,813
  Interest expense, including interest paid to related party
  (Note 13).....................................................              33,062               8,216                 760
                                                                       ---------------     ---------------   -----------------
                                                                           1,056,267             603,864             564,407
                                                                       ---------------     ---------------   -----------------

Income from continuing operations before equity in earnings of real estate entities, casualty loss, gain on disposition of real estate and real estate investments, foreign currency
   exchange gain, income (expense) from derivatives and minority
   interest in income...........................................             325,388             456,183             393,750

Equity in earnings of real estate entities......................              11,895              24,883              22,564
Casualty loss ..................................................                   -              (1,917)             (1,250)
Gain on disposition of real estate and real estate investments..               2,177               3,099               1,317
Foreign currency exchange gain..................................                 336                   -                   -
Income (expense) from derivatives, net..........................               3,926                   -                   -
Minority interest in income.....................................             (31,883)            (32,651)            (49,913)
                                                                       ---------------     ---------------   -----------------
Income from continuing operations...............................             311,839             449,597             366,468
Cumulative effect of a change in accounting principle...........                 578                   -                   -
Discontinued operations.........................................               1,609               6,796                (255)
                                                                       ---------------     ---------------   -----------------
Net income......................................................        $    314,026        $    456,393        $    366,213
                                                                       ===============     ===============   =================
Net income allocation:
----------------------
   Allocable to preferred shareholders:
     Based on distributions paid ...............................        $    214,218        $    173,017        $    157,925
     Based on redemptions of preferred stock (Note 2)...........              31,493               7,538               8,724
   Allocable to Equity Stock, Series A..........................              21,424              21,443              21,501
   Allocable to common shareholders.............................              46,891             254,395             178,063
                                                                       ---------------     ---------------   -----------------
                                                                        $    314,026        $    456,393        $    366,213
                                                                       ===============     ===============   =================

Net income per common share - basic
-----------------------------------
   Continuing operations........................................        $       0.32        $       1.93        $      1.39
   Discontinued operations......................................                0.01                0.05                 -
                                                                       ---------------     ---------------   -----------------
                                                                        $       0.33        $       1.98        $      1.39
                                                                       ===============     ===============   =================
Net income per common share - diluted
-------------------------------------
   Continuing operations........................................        $       0.32        $       1.92        $      1.38
   Discontinued operations......................................                0.01                0.05               -
                                                                       ---------------     ---------------   -----------------
                                                                        $       0.33        $       1.97        $      1.38
                                                                       ===============     ===============   =================
Net income per depositary share of Equity Stock, Series A (basic
   and diluted) ................................................        $       2.45        $       2.45        $      2.45
                                                                       ===============     ===============   =================
Basic weighted average common shares outstanding................             142,760             128,159             127,836
                                                                       ===============     ===============   =================
Diluted weighted average common shares outstanding..............             143,715             128,819             128,681
                                                                       ===============     ===============   =================
Weighted average shares of Equity Stock, Series A (basic and
   diluted) ....................................................               8,744               8,752               8,776
                                                                       ===============     ===============   =================


                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                             Cumulative
                                                                             Preferred     Common       Paid-in      Cumulative
                                                                               Stock        Stock       Capital      Net Income
                                                                          -------------- ----------- ------------- --------------
     BALANCES AT DECEMBER 31, 2003......................................    $1,867,025    $  12,699  $  2,438,632   $ 2,366,660
        Issuance of Cumulative Preferred Stock; (1,618,050 shares)......       491,250            -       (15,016)            -
        Redemption of Cumulative Preferred Stock (3,401,850) shares.....      (256,125)           -           (81)            -
        Restructuring of preferred partnership units (Note 11)..........             -            -         2,063             -
        Issuance of common stock (1,985,416 shares) (Note 12)                                   199        49,730
        Repurchase of common stock (445,700 shares) (Note 12)...........             -          (45)      (20,250)            -
        Stock option and restricted stock expense (Note 14).............             -            -         2,490             -
        Net income......................................................             -            -             -       366,213
        Distributions to shareholders:
          Cumulative Preferred Stock....................................             -            -             -             -
          Equity Stock, Series A........................................             -            -             -             -
          Common Stock ($1.80 per share)................................             -            -             -             -
                                                                          -------------- ----------- ------------- --------------
     BALANCES AT DECEMBER 31, 2004......................................     2,102,150       12,853     2,457,568     2,732,873
      Issuance of Cumulative Preferred Stock (25,050 shares) ...........       626,250            -       (19,665)            -
        Redemption of Cumulative Preferred Stock (2,306,900 shares).....      (230,000)           -           (34)            -
        Repurchase of preferred partnership units (Note 11) ............             -            -           874             -
        Issuance of common stock (282,998 shares) (Note 12) ............                         28         7,483             -
        Repurchase of common stock (84,000 shares) (Note 12)............             -           (8)       (4,982)            -
        Stock distribution from unconsolidated real estate entities
         (635,885 common                                                             -          (64)      (14,456)            -
           shares and 31,909 Equity Stock, Series A, depositary shares)
             (Note 6)...................................................
        Stock option and restricted stock expense (Note 14).............             -            -         3,883             -
        Net income......................................................             -            -             -       456,393
        Distributions to shareholders:
          Cumulative Preferred Stock....................................             -            -             -             -
          Equity Stock, Series A........................................             -            -             -             -
          Common Stock ($1.90 per share)................................             -            -             -             -
                                                                          -------------- ----------- ------------- --------------
     BALANCES AT DECEMBER 31, 2005......................................     2,498,400       12,809     2,430,671     3,189,266
        Issuance of Cumulative Preferred Stock (52,500 shares) .........     1,312,500            -       (39,932)            -
        Redemption of Cumulative Preferred Stock (38,236 shares)........      (955,900)           -             -             -
        Issuance of common stock (41,054,904 shares) (Note 12) .........                      4,106     3,267,564             -
        Stock option and restricted stock expense (Note 14).............             -            -         3,204             -
        Net income......................................................             -            -             -       314,026
        Distributions to shareholders:
          Cumulative Preferred Stock....................................             -            -             -             -
          Equity Stock, Series A........................................             -            -             -             -
          Common Stock ($2.00 per share)................................             -            -             -             -
         Accumulated other comprehensive income:
           Foreign currency translation adjustments.....................             -            -             -             -
                                                                          -------------- ----------- ------------- --------------
     BALANCES AT DECEMBER 31, 2006......................................   $ 2,855,000    $  16,915  $  5,661,507   $ 3,503,292
                                                                          ============== =========== ============= ==============



                                                                                             Accumulated
                                                                                               Other             Total
                                                                             Cumulative     Comprehensive    Shareholders'
                                                                            Distributions       Income          Equity
                                                                           --------------- --------------- ----------------
     BALANCES AT DECEMBER 31, 2003......................................   $  (2,465,217)   $           -   $   4,219,799
        Issuance of Cumulative Preferred Stock; (1,618,050 shares)......               -                -         476,234
        Redemption of Cumulative Preferred Stock (3,401,850) shares.....               -                -        (256,206)
        Restructuring of preferred partnership units (Note 11)..........               -                -           2,063
        Issuance of common stock (1,985,416 shares) (Note 12)                                                      49,929
        Repurchase of common stock (445,700 shares) (Note 12)...........               -                -         (20,295)
        Stock option and restricted stock expense (Note 14).............               -                -           2,490
        Net income......................................................               -                -         366,213
        Distributions to shareholders:
          Cumulative Preferred Stock....................................        (157,925)               -        (157,925)
          Equity Stock, Series A........................................         (21,501)               -         (21,501)
          Common Stock ($1.80 per share)................................        (230,834)               -        (230,834)
                                                                           --------------- --------------- ----------------
     BALANCES AT DECEMBER 31, 2004......................................      (2,875,477)               -       4,429,967
      Issuance of Cumulative Preferred Stock (25,050 shares) ...........               -                -         606,585
        Redemption of Cumulative Preferred Stock (2,306,900 shares).....               -                -        (230,034)
        Repurchase of preferred partnership units (Note 11) ............               -                -             874
        Issuance of common stock (282,998 shares) (Note 12) ............               -                -           7,511
        Repurchase of common stock (84,000 shares) (Note 12)............               -                -          (4,990)
        Stock distribution from unconsolidated real estate entities
         (635,885 common                                                               -                -         (14,520)
           shares and 31,909 Equity Stock, Series A, depositary shares)
             (Note 6)...................................................
        Stock option and restricted stock expense (Note 14).............               -                -           3,883
        Net income......................................................               -                -         456,393
        Distributions to shareholders:
          Cumulative Preferred Stock....................................        (173,017)               -        (173,017)
          Equity Stock, Series A........................................         (21,443)               -         (21,443)
          Common Stock ($1.90 per share)................................        (244,200)               -        (244,200)
                                                                           --------------- --------------- ----------------
     BALANCES AT DECEMBER 31, 2005......................................      (3,314,137)               -       4,817,009
        Issuance of Cumulative Preferred Stock (52,500 shares) .........               -                -       1,272,568
        Redemption of Cumulative Preferred Stock (38,236 shares)........               -                -        (955,900)
        Issuance of common stock (41,054,904 shares) (Note 12) .........               -                -       3,271,670
        Stock option and restricted stock expense (Note 14).............               -                -           3,204
        Net income......................................................               -                -         314,026
        Distributions to shareholders:
          Cumulative Preferred Stock....................................        (214,218)               -        (214,218)
          Equity Stock, Series A........................................         (21,424)               -         (21,424)
          Common Stock ($2.00 per share)................................        (298,219)               -        (298,219)
         Accumulated other comprehensive income:
           Foreign currency translation adjustments.....................               -           19,329          19,329
                                                                           --------------- --------------- ----------------
     BALANCES AT DECEMBER 31, 2006......................................   $  (3,847,998)   $      19,329   $   8,208,045
                                                                           =============== =============== ================


                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
                             (AMOUNTS IN THOUSANDS)



                                                                                         2006            2005           2004
                                                                                   --------------- -------------- ---------------
Cash flows from operating activities:
   Net income..................................................................     $   314,026     $   456,393     $   366,213
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium (Note 8)......................................          (3,109)         (1,026)              -
    Gain on sales of real estate assets, net, including discontinued operations          (4,547)         (8,279)         (2,288)
    Real estate impairment associated with casualty losses (Note 5).........                996           2,592           1,250
    Depreciation and amortization...........................................            437,984         196,232         182,890
    Write off of capitalized development project costs......................             10,354               -               -
    Equity in earnings of real estate entities..............................            (11,895)        (24,883)        (22,564)
    Foreign currency exchange gain..........................................               (336)              -               -
    Income from derivatives, net............................................             (3,926)              -               -
    Distributions received from the real estate entities (Note 6)...........             17,699          23,112          20,961
    Non-cash portion of stock-based compensation expense....................              3,204           3,883           2,490
    Minority interest in income.............................................             31,883          32,651          49,913
   Other operating activities...............................................               (633)         11,373          17,799
                                                                                   --------------- -------------- ---------------
       Total adjustments....................................................            477,674         235,655         250,451
                                                                                   --------------- -------------- ---------------
       Net cash provided by operating activities............................            791,700         692,048         616,664
                                                                                   --------------- -------------- ---------------
Cash flows from investing activities:
    Repayment of notes receivable due from affiliate........................                  -               -         100,000
    Capital improvements to real estate facilities .........................            (79,326)        (25,890)        (35,868)
    Construction in process.................................................           (119,648)        (86,248)        (71,602)
    Acquisition of minority interests (Note 11).............................            (62,300)        (92,815)        (24,851)
    Acquisitions of real estate facilities..................................            (98,954)       (254,549)       (139,794)
    Merger with Shurgard (Note 3)...........................................           (137,261)              -               -
    Consolidation of partnerships (Note 2)..................................              3,024               -               -
    Investments in real estate entities.....................................                  -               -          (3,005)
    Proceeds from sales of real estate and real estate investments..........             14,545          14,755          12,648
    Proceeds from sales of held-to-maturity investments  (Note 2) ..........             13,074           7,452          20,729
    Acquisition of held-to-maturity investments (Note 2)....................                  -          (6,361)        (13,663)
    Other investing activities..............................................            (20,650)              -          (2,232)
                                                                                   --------------- -------------- ---------------
       Net cash used in investing activities................................           (487,496)       (443,656)       (157,638)
                                                                                   --------------- -------------- ---------------
Cash flows from financing activities:
    Principal payments on notes payable and bank credit facilities..........           (711,557)        (14,543)        (41,204)
    Repayment of debt to related party (Note 11) ...........................                  -         (64,513)              -
    Proceeds from borrowings on bank credit facilities......................            360,000               -               -
    Proceeds from borrowing on European notes payable ......................             28,891               -               -
    Contributions received from European minority interests ................             15,800               -               -
    Net proceeds from issuances of common stock.............................             85,369           7,511          49,929
    Net proceeds from issuances of cumulative preferred stock...............          1,272,568         606,585         476,234
    Repurchases of common stock.............................................                  -          (4,990)        (20,295)
    Redemption of cumulative preferred stock................................           (826,250)       (112,409)       (316,331)
    Redemption of preferred partnership interests...........................                  -         (85,000)              -
    Issuance of preferred partnership interests.............................            100,000               -               -
    Distributions paid to shareholders......................................           (533,861)       (438,660)       (410,260)
    Distributions paid to holders of preferred partnership interests (Note
       11)..................................................................            (19,055)        (16,147)        (30,423)
    Distributions paid to other minority interests,.........................            (16,300)        (18,177)        (21,349)
    Net proceeds from financing through acquisition joint venture (Note 9)..                  -          19,197          16,095
                                                                                   --------------- -------------- ---------------
       Net cash used in financing activities................................           (244,395)       (121,146)       (297,604)
                                                                                   --------------- -------------- ---------------
Net increase in cash and cash equivalents...................................             59,809         127,246         161,422
Net effect of foreign exchange translation on cash..........................              2,274               -               -
Cash and cash equivalents at the beginning of the year......................            493,501         366,255         204,833
                                                                                   --------------- -------------- ---------------
Cash and cash equivalents at the end of the year............................        $   555,584     $   493,501     $   366,255
                                                                                   =============== ============== ===============


                                      F-5
                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
                             (AMOUNTS IN THOUSANDS)

                                   (CONTINUED)


                                                                                      2006            2005           2004
                                                                                 --------------- -------------- -------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

   Real estate acquired in exchange for assumption of notes payable.......       $     (4,590)              -              -

   Notes payable assumed in connection with the acquisition of real estate              4,590               -              -

   Merger with Shurgard Storage Centers, Inc. (Note 3):
       Real estate facilities.............................................         (4,887,507)              -              -
       Construction in process............................................            (91,000)              -              -
       Intangible assets..................................................           (584,165)              -              -
       Other assets.......................................................            (95,899)              -              -
       Accrued and other liabilities......................................            190,419               -              -
       Minority interest..................................................            144,196               -              -
       Notes payable......................................................          2,000,549               -              -
       Common stock.......................................................              3,891               -              -
       Paid in  capital...................................................          3,182,255               -              -

   Consolidation of affiliated entities:
       Minority interest..................................................              3,963               -              -
       Real estate facilities.............................................            (22,459)              -              -
       Investments........................................................             20,846               -              -
       Other assets.......................................................               (167)              -              -
       Accrued and other liabilities......................................                841               -              -

   Revaluation of debt to joint venture partner (Note 9):
       Debt due to joint venture partner..................................              1,386               -              -
       Other assets.......................................................             (1,386)              -              -

   Foreign currency adjustment:
       Real estate facilities.............................................            (34,696)              -              -
       Construction in process............................................             (1,373)              -              -
       Intangible assets, net.............................................             (6,381)              -              -
       Other assets.......................................................               (717)              -              -
       Notes payable......................................................             17,970               -              -
       Accrued and other liabilities......................................              4,237               -              -
       Minority interests.................................................              3,905               -              -
       Equity.............................................................             19,329               -              -

   Partnership units converted into shares of common stock (Note 11):
       Minority interest                                                                 (155)              -              -
       Common stock                                                                         1               -              -
       Paid-in capital                                                                    154               -              -

   Retirement of Common Stock and Equity Stock, Series A, received as a distribution from affiliated entities (Note 6):
       Common Stock.......................................................                  -              (64)            -
       Paid-in capital....................................................                  -          (14,456)            -
       Investment in real estate entities.................................                  -           14,520             -

                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
                             (AMOUNTS IN THOUSANDS)


                                                                                      2006            2005           2004
                                                                                 --------------- -------------- -------------
   Acquisition of minority interest in Consolidated Joint Venture in exchange for debt (Note 9):...................................................
       Minority interest - Other partnership interests....................                  -          (62,013)            -
       Real estate facilities.............................................                  -           (2,500)            -
       Debt to related party..............................................                  -           64,513             -

   Acquisition of real estate facilities in exchange for minority interests and assumption of mortgage notes payable:
       Real estate facilities..............................................                 -                -      (119,693)
       Mortgage notes payable..............................................                 -                -        94,693
       Preferred partnership interests.....................................                 -                -        25,000


                            See accompanying notes.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



1.       Description of the business
         ---------------------------

         Public Storage, Inc. (referred to herein as "the Company", "we", "us" or "our") is a California corporation, which was organized in 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. Our self-storage facilities are located primarily in the United
States. As a result of the merger with Shurgard Storage Centers, Inc. ("Shurgard") on August 22, 2006, we have facilities located in several Western European countries (Note 3).

         In addition to our self-storage facilities, we own (i) interests in commercial properties, containing commercial and industrial rental space, (ii) interests in facilities that lease storage containers, and (iii) other ancillary operations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales of storage related products and truck rentals at our self-storage locations.

         At December 31, 2006, we had direct and indirect equity interests in 2,003 self-storage facilities located in 38 states operating under the "Public Storage" name, and 166 self-storage facilities located in seven Western European nations which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 20 million net rentable square feet of commercial space located in 11 states in the United States. References throughout to the number of facilities and square footage are unaudited.

2. Summary of significant accounting policies
   ------------------------------------------

         Basis of presentation
         ---------------------

         The consolidated financial statements are presented on an accrual basis in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and our consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

         Certain amounts previously reported have been reclassified to conform to the December 31, 2006 presentation. In previous presentations, intangible assets were reported separately from goodwill on the Company's consolidated balance sheet. We have now reclassified the intangible assets to goodwill (see "Goodwill and Intangible Assets" below). Certain reclassifications have also been made from previous presentations as a result of discontinued operations (See Note 4).

         Consolidation policy
         --------------------

         Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial Accounting Standards Board's Interpretation No. 46R, "Consolidation of Variable Interest Entities," they represent Variable Interest Entities. We have determined that we have several Variable Interest Entities that we are the primary beneficiaries of and, accordingly such entities are consolidated.

         Entities that are not Variable Interest Entities are consolidated when we control the entity. For purposes of determining control, when we are the general partner, we are considered to control the partnership unless the limited partners possess substantial "kick-out" or "participative" rights as defined in Emerging Issues Task Force Statement 04-5 - "Determining whether a general partner or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights" ("EITF 04-5").

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


         The accounts of the entities we control along with the accounts of the Variable Interest Entities that we are the primary beneficiary of (collectively, the "Consolidated Entities") are included in our consolidated financial statements along with those of the Company. All significant intercompany balances and transactions have been eliminated.

         In accordance with the guidance of EITF 04-5, effective January 1, 2006 we commenced consolidating the accounts of three partnerships that we previously accounted for on the equity method. Our investment in these entities, totaling $20,846,000, was allocated to the real estate facilities, cash, other assets, liabilities, and minority interests of these entities as described in the table below (amounts in thousands).

                                        Total
                                     -------------

Real estate facilities.........      $   22,459
Cash...........................           3,024
Other assets...................             167
Accrued and other liabilities..            (841)
Minority interest .............          (3,963)
                                     -------------
                                     $   20,846
                                     =============

         We account for affiliated entities over which we have significant influence (the "Unconsolidated Entities") using the equity method of accounting.

         Use of estimates
         ----------------

         The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Income taxes
         ------------

         For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we have met these tests during 2006, 2005, and 2004 and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

         Financial instruments
         ---------------------

         We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

         For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

         Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other financial instruments included in other assets, line of credit and short-term bank financing, variable rate debt, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


         Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of individual customer balances.

         Due to the acquisition of European subsidiaries in the merger with Shurgard, the results of our operations and our financial position are affected by the fluctuations in the value of the euro, and to a lesser extent, other European currencies, against the U.S. dollar. Also, we are exposed to foreign currency exchange risk related to intercompany debt with or between our European subsidiaries that are not denominated in the functional currency of the subsidiary or the investee.

         Included in cash and cash equivalents at December 31, 2006 is $32,496,000 ($18,962,000 at December 31, 2005) held by our captive insurance entities. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Other assets at December 31, 2006 include investments totaling $6,764,000 ($19,838,000 at December 31, 2005) primarily held-to-maturity Federal government agency securities stated at amortized cost, which approximates fair value. Other assets at December 31, 2006 also include derivative financial instruments totaling $11,810,000 (none at December 31, 2005) reported at fair value. See
Note 10 for further discussion of the fair value of our derivative financial instruments, and Note 8 for further discussion of the fair value of our notes payable.

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

         Evaluation of asset impairment
         ------------------------------

         We evaluate impairment of goodwill annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluations at December 31, 2006, 2005, or 2004.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. During 2004 we recorded impairment charges related to containers, trucks, and other equipment in our containerized storage segment identified for closure (see Note 4). These impairment charges were based upon the differential between book value and the estimated net realizable value, which was based upon prices for similar assets, and were equal to the net proceeds ultimately received. No additional impairments were identified from our evaluations, except as noted under "Accounting for casualty losses" below.

         Accounting for casualty losses
         ------------------------------

         Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During 2005 and 2004 we incurred casualty losses totaling $1,917,000 and $1,250,000, respectively, due to damage caused by hurricanes.

         Accounting for stock-based compensation
         ---------------------------------------

         We utilize the Fair Value Method (as defined in Note 14) of accounting for our employee stock options issued after December 31, 2001, and utilize the APB 25 Method (as defined in Note 14) for employee stock options issued prior to January 1, 2002. Restricted stock unit expense is recorded over the relevant vesting period. See Note 14 for more information with respect to our accounting for employee stock options and restricted stock units.

         Other assets
         ------------

         Other assets primarily consists of prepaid expenses, investments in held to maturity debt securities, accounts receivable, assets associated with our containerized storage business, merchandise inventory and rental trucks.

         Accrued and other liabilities
         -----------------------------

         Accrued and other liabilities consist primarily of real property tax accruals, value-added tax with respect to our European operations, prepayments of rents, trade payables, losses and loss adjustment liabilities for our self-insured risks (described below), and accrued interest. Prepaid rent totaled $64,291,000 at December 31, 2006 ($26,145,000 at December 31, 2005), while property and value-added tax accruals approximated $80,336,000 at December 31, 2006 ($45,360,000 at December 31, 2005).

         We are self-insured for a portion of the risks associated with our property and casualty losses. We also utilize third-party insurance carriers to provide property and liability insurance coverage to limit our self insurance exposure. We accrue liabilities for uninsured losses and loss adjustment expense, which at December 31, 2006 totaled $31,532,000 ($32,797,000 at December 31, 2005). Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Through a wholly-owned subsidiary, we reinsure policies against claims for losses to goods stored by tenants in our self-storage facilities. For our United States operations, we have third-party insurance coverage for losses from any individual event that exceeds a loss of $1,500,000, to a maximum of $9,000,000. Estimated uninsured losses are accrued as ancillary costs of operations.

         While we believe that the amount of estimated accrued liabilities with respect to tenant claims and property and casualty losses are adequate, the ultimate losses may be in excess of or less than the amounts that we have accrued. The methods for making such estimates and for establishing the resulting liabilities are regularly reviewed.

         Intangible assets and goodwill
         ------------------------------

         Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments (principally Domestic Self-Storage) is based directly on such acquisitions. Our goodwill has an indeterminate life in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142").

         In prior periods, intangible assets (original acquisition cost of $165,000,000 and net book value of $98,081,000 at December 31, 2005) were presented on our consolidated balance sheets. For all periods presented herein, we have reclassified this intangible asset to goodwill and, in accordance with the provisions of SFAS 142 as applied to the reclassification effective April 1, 2006, we ceased amortization. Included in depreciation and amortization expense for the year ended December 31, 2006 is $1,651,000 ($6,604,000 for the years ended December 31, 2005 and 2004) with respect to these assets. Our goodwill balances of $174,634,000 and $176,285,000 are reported net of accumulated amortization of $85,085,000 and $83,434,000 at December 31, 2006 and 2005,
respectively, on our accompanying consolidated balance sheets.

         As a result of the merger with Shurgard (Note 3), we acquired finite-lived intangible assets comprised of storage tenants in place valued at $530,528,000, certain land leases with rent payments that are below market valued at $34,813,000, and the "Shurgard" tradename, which we continue to use in Europe, valued at $18,824,000. Our intangible assets were increased by $6,381,000 in the year ended December 31, 2006 due to the impact of changes in exchange rates.

         The tenant intangible assets are amortized relative to the expected future benefit of the tenants in place to each period, and the land lease intangibles are amortized relative to the benefit of the below-market lease. The Shurgard tradename has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for recoverability.

         Amortization expense of $175,944,000 was recorded for our finite-lived intangible assets for the year ended December 31, 2006. The estimated annual amortization expense for our finite-lived intangible assets for each of the next five years ending December 31 is as follows:


   2007                                                        $   243,282,000
   2008                                                             70,518,000
   2009                                                             22,395,000
   2010                                                             13,830,000
   2011 and beyond                                                  39,372,000

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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


         Foreign Exchange Translation Policy
         -----------------------------------

         The local currency is the functional currency for our European subsidiaries. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.

         For the year ended December 31, 2006, we recorded foreign currency exchange gains of $336,000 on our consolidated statement of income. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment gain of $19,329,000 at December 31, 2006.

         Derivative Financial Instruments
         --------------------------------

         In connection with our merger with Shurgard, we acquired certain preexisting derivative financial instruments held by Shurgard (the "Shurgard Derivatives"), including interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts. These derivatives were entered into by Shurgard in order to mitigate currency and exchange rate fluctuation risk in connection with European borrowings. We do not intend to use derivative financial instruments for speculative or trading purposes.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("SFAS 133"), derivative financial instruments are measured at fair value and recognized on the balance sheet as assets or liabilities.

         As of December 31, 2006, and for the year then ended, none of the Shurgard Derivatives were considered effective hedges because we believe it is not highly likely that the debt and the related derivative instruments will remain outstanding for their entire contractual period. Accordingly, all changes in the fair values of the derivatives are reflected in earnings, along with the related cash flows from these instruments, under "Income (expense) from derivatives, net" on our consolidated statement of income.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Other Comprehensive Income
         --------------------------

         Our comprehensive income is as follows:


                                                         For the Year Ended December 31,
                                                       2006           2005             2004
                                                   ------------   ------------     -----------
                                                             (Amounts in thousands)
     Net income................................    $   314,026      $  456,393     $  366,213
     Accumulated other comprehensive income:
       Foreign currency translation adjustments         19,329               -              -
                                                   ------------   ------------     -----------
     Total comprehensive income................    $   333,355      $  456,393     $  366,213
                                                   ============   ============     ============

         The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our European subsidiaries acquired in the merger with Shurgard measured from the date of the merger through December 31, 2006. Amounts are presented net of minority interests.

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

         Net income per common share
         ---------------------------

         In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders. Net income allocated to our preferred shareholders consists of (i) distributions paid to the holders totaling $214,218,000, $173,017,000, and $157,925,000 for the years ended
December 31, 2006, 2005, and 2004, respectively, combined with (ii) the effect of applying Emerging Issues Task Force Topic D-42 ("EITF D42"), "The Effect on the Calculation of Earnings per Share for the Redemption or the Induced Conversion of Preferred Stock." EITF D-42 provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The application of EITF D42 resulted in an additional $31,493,000, $7,538,000, and $8,724,000 for the years ended December 31, 2006, 2005, and 2004, respectively, of net income allocated to our preferred shareholders.

         Income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings, or to the extent of contractual participation in losses. The Equity Stock, Series A is deemed to contractually participate in losses if its liquidation proceeds, assuming liquidation of the Company at book value, is reduced as a result of the loss. Under the two-class method, the Equity Stock, Series A was allocated net income of $21,424,000, $21,443,000, and $21,501,000 for the years ended December 31, 2006, 2005, and
2004, respectively. Remaining income of $46,891,000, $254,395,000, and $178,063,000 for the years ended December 31, 2006, 2005 and 2004, respectively, was allocated to the regular common stockholders.

         Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the dilutive impact of stock options and restricted stock units outstanding computed using the treasury stock method, that totaled 955,000 in 2006, 660,000 in 2005, and 845,000 in 2004).

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

3.       Merger with Shurgard
         --------------------

         On August 22, 2006, the Company merged with Shurgard Storage Centers, Inc. ("Shurgard"), a REIT which had interests in 487 self-storage facilities in the United States and 160 self-storage facilities in Europe. We believe this merger will provide a number of strategic and financial benefits and growth opportunities for us by solidifying our position as the largest owner and operator of self-storage facilities in the United States, enhancing access to capital, eliminating duplicative general and administrative expenses, improving cost efficiencies, increasing growth opportunities and providing greater geographic and financial diversification.

         Shurgard shareholders received 0.82 shares of our common stock for each share of Shurgard common stock they owned. Total consideration for the merger approximated $5,323,956,000, comprised of (i) the issuance of 38,913,187 shares of Public Storage common stock (valued at approximately $3,116,850,000 based upon the average of Public Storage's share closing price for five days before, the day of and five days after the acquisition announcement date of March 7,
2006), (ii) the assumption of Shurgard's domestic and European notes payable and capital leases with a fair value of approximately $1,396,777,000 of which $67,275,000 was repaid following the merger, (iii) the assumption of Shurgard's line of credit totaling $603,772,000, which was repaid following the merger,
(iv) the issuance of vested common stock options in exchange for Shurgard stock options, with an estimated intrinsic value of approximately $69,296,000, and (v) $137,261,000 in cash, comprised of $137,916,000 to redeem Shurgard's outstanding preferred stock at liquidation value, approximately $47,524,000 in direct costs of the merger, less $48,179,000 in cash held by Shurgard at the date of the merger.

         We have allocated this aggregate purchase price to the tangible and intangible net assets, as follows (amounts in thousands):

      Operating real estate facilities                            $   4,887,507
      Construction in process                                            91,000
      Intangible assets (Note 2)                                        584,165
      Other assets                                                       95,899
      Accrued and other liabilities                                    (190,419)
      Minority interest                                                 144,196)

                                                                  --------------
         Total allocated Purchase Price to net assets acquired    $   5,323,956
                                                                  ==============

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         As described more fully in Note 2, intangible assets consist of the estimated value of Shurgard's existing tenants in place, the estimated value of Shurgard's existing land leases, and the estimated value of Shurgard's tradename, which we expect to continue to use in Europe.

         The results of operations of the facilities acquired from Shurgard have been included in our consolidated financial statements since the merger date of August 22, 2006. The unaudited pro forma data presented below assumes that the merger occurred as of the beginning of the respective periods, and includes pro forma adjustments to (i) increase depreciation expense to reflect our book basis for the buildings acquired, (ii) increase amortization expense to reflect the intangible assets acquired in the merger, (iii) decrease interest income and increase income allocated to preferred shareholders to reflect the financing of the merger with cash on hand and the proceeds from preferred stock, and (iv) decrease the historical general and administrative expense of Shurgard that is expected to be eliminated as a result of the merger. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the periods presented.

                                       For the Year ended
                                           December 31,
                                        2006         2005
                                     ------------  ----------
                                     (Amounts in thousands,
                                     except per share data)
                                           (Unaudited)
Revenues..........................    $1,704,757   $1,539,087
Net income........................    $  200,321   $  103,958
Loss per common share:
  Basic...........................    $   (0.40)   $    (0.80)
  Diluted.........................    $   (0.40)   $    (0.80)


4.       Discontinued operations
         -----------------------

         We segregate all of our disposed components that have operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company in a disposal transaction. Discontinued operations principally consists of the historical operations related to facilities that were closed and are no longer in operation and facilities that have been disposed of either through condemnation by a local governmental agency or sale. The following table summarizes the historical operations with respect to these facilities:

DISCONTINUED OPERATIONS:
------------------------
                                          For the Year Ended December 31,
                                         -----------------------------------
                                          2006         2005          2004
                                         ---------- ------------ -----------
                                               (Amounts in thousands)
Rental income.....................      $     688     $  1,470     $  9,599
Cost of operations................           (219)        (744)      (7,379)
Depreciation expense..............           (234)        (253)      (1,455)
Asset impairment charges..........           (996)           -       (1,575)
Lease termination costs...........              -            -         (416)
Net gain on dispositions..........          2,370        6,323          971
                                         ---------- ------------ -----------

Total discontinued operations.....      $   1,609     $  6,796     $   (255)
                                         ========== ============ ===========

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

5.       Real estate facilities
         ----------------------

         Activity in real estate facilities during 2006, 2005 and 2004 is as follows:


                                                                      2006               2005              2004
                                                                 ----------------  ----------------  ----------------
                                                                               (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $  5,930,484       $  5,510,750      $  5,125,498
  Facilities consolidated pursuant to EITF 04-5 (Note 2)..              22,459                  -                 -
  Acquired in the merger with Shurgard (Note 3)...........           4,887,507                  -                 -
  Acquisition of real estate facilities...................             103,544            254,549           259,487
  Dispositions............................................              (5,860)            (8,582)           (6,785)
  Newly developed facilities opened for operations........             161,131             86,888            93,017
  Casualty loss (Note 2)..................................                   -             (8,953)           (2,874)
  Abandoned facility......................................              (1,545)                 -                 -
  Acquisition of minority interests (Note 11).............              50,123             69,942             6,539
  Capital improvements....................................              79,326             25,890            35,868
  Impact of foreign exchange rate changes.................              34,696                  -                 -
                                                                 ----------------  ----------------  ----------------
  Ending balance..........................................          11,261,865          5,930,484         5,510,750
                                                                 ----------------  ----------------  ----------------
Accumulated depreciation:
  Beginning balance.......................................          (1,500,128)        (1,320,200)       (1,153,059)
  Additions during the year...............................            (255,615)          (186,048)         (169,471)
  Casualty loss (Note 2)..................................                   -              2,966             1,624
  Abandoned facility......................................                 549                  -                 -
  Dispositions............................................                 832              3,154               706
  Impact of foreign exchange rate changes.................                   -                  -                 -
                                                                 ----------------  ----------------  ----------------
  Ending balance..........................................          (1,754,362)        (1,500,128)       (1,320,200)
                                                                 ----------------  ----------------  ----------------
Construction in process:
  Beginning balance.......................................              54,472             56,160            81,856
  Current development.....................................             119,648             86,248            71,602
  Acquired in the merger with Shurgard (Note 3)...........              91,000                  -                 -
  Write off of development costs..........................             (10,354)                 -                 -
  Dispositions............................................              (4,970)            (1,048)           (4,281)
  Newly developed facilities opened for operations........            (161,131)           (86,888)          (93,017)
  Impact of foreign exchange rate changes.................               1,373                  -                 -
                                                                 ----------------  ----------------  ----------------
  Ending balance..........................................              90,038             54,472            56,160
                                                                 ----------------  ----------------  ----------------
 Total real estate facilities.............................        $  9,597,541       $  4,484,828      $  4,246,710
                                                                 ================  ================  ================


         During 2006, we completed several development and expansion projections which in aggregate added approximately 1,266,000 net rentable square feet of self-storage space at a total cost of $161,131,000 (1,472,000 net rentable square feet at a total cost of $86,888,000 in 2005 and 1,217,000 net rentable square feet at a total cost of $93,017,000 in 2004) . During 2006, 2005 and 2004, we also sold several parcels of vacant land and disposed of real estate as a result of condemnation by local governmental agencies. As a result of the dispositions in 2006, we received proceeds totaling $14,545,000 and recorded an aggregate gain on disposition of $4,547,000 (proceeds totaled $14,755,000 and $12,648,000 in 2005 and 2004, respectively, and related gain on disposition totaled $8,279,000 and $2,288,000 in 2005 and 2004, respectively).

         Excluding self-storage facilities acquired in the merger with Shurgard (see Note 3), during 2006, we acquired 12 self-storage facilities (877,000 net rentable square feet) from third parties at an aggregate cost of $103,544,000, consisting of $98,954,000 in cash and assumed mortgage debt totaling $4,590,000.

         In 2005, we acquired from third parties 32 self-storage facilities (2,390,000 net rentable square feet) at an aggregate cost of $254,549,000 in cash. In 2004 we acquired interests from third parties in 45 self-storage facilities (3,109,000 net rentable square feet) at an aggregate cost of $259,487,000, comprised of $139,794,000 cash, $94,693,000 in assumed debt, and the issuance of $25 million of our Series Z Perpetual Preferred Units.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         In 2005 and 2004, we recorded casualty losses of $1,917,000 and $1,250,000, respectively as a result of damage to our facilities from hurricanes. These casualty losses were comprised of the book value of assets damaged ($5,987,000 in 2005 and $1,250,000 in 2004) less, in the case of 2005, insurance proceeds of approximately $4,070,000. No insurance proceeds were received for losses occurring in 2004.

         One of these facilities damaged by the aforementioned hurricanes was abandoned in 2006, because it was deemed economically impractical to rebuild. Because the book value is no longer recoverable, we recorded an impairment charge of $996,000 in the year ended December 31, 2006, representing the remaining book value of the facility. This impairment charge, along with the historical operations of this facility, is included in discontinued operations.

         Construction in process at December 31, 2006 includes 48 projects (2,256,000 net rentable square feet, unaudited) which expand or enhance the visual and structural appeal of our existing self-storage facilities with costs incurred of $39,502,000 at December 31, 2006 and total estimated costs to complete of $148,114,000 (unaudited). In addition, we have 8 projects to develop new self-storage facilities in Europe (389,000 aggregate net rentable square feet, unaudited), with costs incurred at December 31, 2006 of $41,916,000 and total estimated costs to complete of $36,549,000 (unaudited). We also have five parcels held for development with an aggregate of $8,620,000 in costs.

         We capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the years ended December 31, 2006, 2005 and 2004 was $2,716,000, $2,820,000 and
$3,617,000, respectively.

         At December 31, 2006, the adjusted basis of real estate facilities for federal tax purposes was approximately $9.0 billion (unaudited).

6.       Investments in real estate entities
         -----------------------------------

         At December 31, 2006, investments in real estate entities consist of our ownership interests in the Unconsolidated Entities. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of these entities. The accounting policies of these entities are similar to those of the Company.

         Approximately $50 million of our consolidated retained earnings is represented by undistributed earnings of these Unconsolidated Entities.

         During  2006,   2005,  and  2004,  we  recognized   earnings  from  our
investments in real estate entities of $11,895,000, $24,883,000, and $22,564,000, respectively, and received cash distributions totaling $17,699,000, $23,112,000, and $20,961,000, respectively. In addition, during 2005, we received a distribution from affiliated entities of 635,885 shares of our common stock and 31,909 depositary shares of our Equity Stock, Series A, with an aggregate book value of $14,520,000.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


         The following table sets forth our investments in the real estate entities at December 31, 2006 and 2005 and our equity in earnings of real estate entities for each of the three years ended December 31, 2006 (amounts in thousands):


                                        Investments in Real Estate            Equity in Earnings of Real Estate Entities
                                         Entities at December 31,                  for the Year Ended December 31,
                                       -----------------------------         -------------------------------------------
                                           2006             2005                 2006            2005            2004
                                       -------------  --------------         -------------  -------------   ------------
     Investment in PSB (a)..........   $   283,700      $   288,694          $   9,764      $  18,757       $  16,895
     Other investments (b)..........        18,205           39,861              2,131          6,126           5,669
                                       -------------  --------------         -------------  -------------   ------------
         Total......................   $   301,905      $   328,555          $  11,895      $  24,883       $  22,564
                                       =============  ==============         =============  =============   ============


(a) Included in equity in earnings is the net impact of PSB's gains on sale of real estate, impairment charges, and the impact from applying EITF Topic D-42 aggregating a loss of $1,042,000, and income of $7,727,000, and $4,544,000 in 2006, 2005, and 2004, respectively.

(b) As described in Note 2, effective January 1, 2006 we commenced consolidating the accounts of three limited partnerships previously accounted for under the equity method of accounting. As a result, we decreased our investment in these partnerships by approximately $20,846,000 on January 1, 2006.

         Investment in PS Business Parks, Inc. ("PSB")
         ---------------------------------------------

         PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of December 31, 2006. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at December 31, 2006 and 2005. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at December 31, 2006 ($70.71 per share of PSB common stock), the shares and units had a market value of approximately $899.7 million as compared to a book value of $283.7 million.

         At December 31, 2006, PSB owned and operated approximately 18.7 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

         The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.


                                                                   2006              2005
                                                              ---------------  ----------------
                                                                    (Amounts in thousands)
 For the year ended December 31,
 -------------------------------
   Total operating revenue..............................      $      242,839     $     220,183
   Costs of operations and other operating expenses.....             (81,717)          (71,627)
   Other income and expense, net........................               4,299             3,558
   Depreciation and amortization........................             (86,216)          (76,178)
   Discontinued operations (a)..........................               1,643            15,620
   Minority interest....................................             (16,268)          (16,262)
                                                              ---------------  ----------------
     Net income.........................................      $       64,580     $      75,294
                                                              ===============  ================

 At December 31,
 ---------------
   Total assets (primarily real estate).................      $    1,462,864     $    1,463,678
   Total debt...........................................              67,048             25,893
   Other liabilities....................................              42,394             39,126
   Preferred equity and preferred minority interests....             705,250            729,100
   Common equity and common minority interests..........             648,172            669,559


(a) Included in discontinued operations are net gains on sale of real estate facilities totaling $2,328,000 and $18,109,000 for the years ended December 31, 2006 and 2005, respectively.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


         Other Investments
         -----------------

         Other investments consist primarily of an average approximately 22% common equity ownership in five limited partnerships that own an aggregate of 22 self-storage facilities.

         The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to these other investments:

                                                  2006             2005
                                             ---------------  ---------------
                                                  (Amounts in thousands)
 For the year ended December 31,
 -------------------------------
 Total revenue........................       $     17,459    $      16,563
 Cost of operations and other expenses             (6,674)          (6,390)
 Depreciation and amortization........             (2,031)          (2,039)
                                             ---------------  ---------------
     Net income.......................       $      8,754    $       8,134
                                             ===============  ===============

 At December 31,
----------------
 Total assets (primarily storage             $     48,002    $      48,255
     facilities)......................
 Total liabilities....................              1,104            1,240
 Total Partners' equity...............             46,898           47,015


7.       Bank Credit Facilities
         ----------------------

         On December 27, 2006, we entered into a $300 million unsecured short-term credit agreement (the "Bridge Loan") with a commercial bank that matures April 1, 2007. Pursuant to the credit agreement, we borrowed $300 million at an initial interest rate of LIBOR plus 0.30% (5.63% at December 31, 2006). We used the proceeds from this facility in funding the prepayment of the
(euro)325 million collateralized notes payable that were otherwise due in 2011. See Note 8 for further discussion of this prepayment. At December 31, 2006, our outstanding borrowings under this facility totaled $300 million. On January 10, 2007, borrowings under this facility were repaid in full and the Bridge Loan terminated.

         We also have a revolving line of credit (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $200 million, that has a maturity date of April 1, 2007 and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.50% to LIBOR plus 1.20% depending on our credit ratings (LIBOR plus 0.50% at December 31, 2006). In addition, we are required to pay a quarterly commitment fee ranging from 0.15% per annum to 0.30% per annum depending on our credit ratings (0.15% per annum at December 31, 2006). Outstanding borrowings on our revolving line of credit totaled $45 million and $80 million at December 31, 2006 and February 28, 2007 (unaudited), respectively.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a balance sheet leverage ratio of less than
0.55 to 1.00, (ii) maintain certain quarterly interest and fixed-charge coverage ratios (as defined therein) of not less than 2.25 to 1.0 and 1.5 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). In addition, we are limited in our ability to incur additional borrowings (we are required to maintain unencumbered assets with an aggregate book value equal to or greater than 1.5 times our unsecured recourse debt). We were in compliance with all covenants of the Credit Agreement at December 31, 2006.

         At December 31, 2006 and February 28, 2007 (unaudited), we had undrawn standby letters of credit, which reduces our borrowing capability with respect to our line of credit by the amount of the letter of credit, totaling $21,068,000 ($17,985,000 at December 31, 2005). The beneficiaries of these standby letters of credit were certain insurance companies associated with our captive insurance and tenant re-insurance activities, collateral for certain construction projects, and a mortgage note.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

8.       Notes payable
         -------------

         Notes payable at December 31, 2006 and 2005 consist of the following (dollar amounts in thousands):


                                                                        December 31, 2006                   December 31, 2005
                                                                 --------------------------------  --------------------------------
                                                                       Carrying        Fair               Carrying         Fair
                                                                        amount         value               amount          value
                                                                 ---------------- ---------------  ----------------- --------------
DOMESTIC UNSECURED NOTES PAYABLE:

  5.875% effective and stated note rate, interest only and
     payable semi-annually, matures in March 2013.........        $    200,000   $    205,999        $       -        $       -
  5.73% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011
     (carrying amount includes $14,033 of unamortized premium
     at December 31, 2006) ...............................             214,033        221,244                -                -
  6.53% effective rate, 7.625% stated note rate, interest only and payable semi-annually, matures in April 2007
     (carrying amount includes $119 of unamortized premium at
     December 31, 2006) ..................................              50,119         50,119                -                -
  7.66% senior unsecured note due January 2007............              11,200         11,200           22,400           23,060

DOMESTIC MORTGAGE NOTES:

  Fixed rate mortgage notes payable, secured by 63 real estate facilities with a net book value of $459,764 at
     December 31, 2006, average effective interest rates of 5.59%
     and stated note rates between 4.95% and 8.78%, due between
     December 2006 and August 2015 (carrying amount includes
     $4,145 of unamortized premium at December 31, 2006) .             166,737          164,953                -                -
  Variable rate mortgage notes payable, secured by six real
     estate facilities with a net book value of $20,895 at
     December 31, 2006,(average interest rate of 7.32% at
     December 31, 2006) which approximate market rates, due
     between December 2007 and August 2010 ...............               8,428            8,428                -                -
  Fixed rate mortgage notes payable,  secured by 33 real estate facilities with a net book value of $194,285 at
     December 31, 2006, stated note rates between 5.05% and 8.75%, principal and interest payable monthly, due at varying dates between October 2009 and September 2028 (carrying
     amount includes $4,471 of unamortized  premium at December
     31, 2006)............................................             91,489            89,049           91,550           89,822

  EUROPEAN SECURED NOTES PAYABLE:

  (euro)325 million notes payable due in 2011, collateralized by 101 real estate facilities with a net book value of
     $951,548 at December 31, 2006 (interest rate of
     EURIBOR + 0.51%, 3.826% average for year ended
     December 31, 2006, 3.928% rate at December 31, 2006).            428,760           428,670                -                -
  First and Second Shurgard credit  agreement,  due in 2008 and
     2009, secured by 60 real estate facilities with a net book value of $426,555 at December 31, 2006 (interest rate of
     EURIBOR + 2.25%, 5.534% average for year ended
     December 31, 2006, 5.915% rate at December 31, 2006 which
     approximate market rates)............................            288,918           288,918                -                -
  Liability under Capital Leases..........................              6,600             6,600                -                -
                                                                 ---------------- ---------------  ----------------- --------------
         Total notes payable..............................        $ 1,466,284       $ 1,475,180       $  113,950       $  112,882
                                                                 ================ ===============  ================= ==============


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         The 5.875%, 5.73%, and 6.53% effective rate domestic unsecured notes payable were assumed in connection with the merger with Shurgard. The notes were recorded at their estimated fair value based upon estimated market rates for debt with similar terms and ratings upon assumption. As of the date of the merger with Shurgard, the aggregate fair value of these notes was approximately $465,692,000 as compared to the actual assumed balances of $450,000,000. This initial premium of $15,692,000 is being amortized over the remaining term of the notes using the effective interest method.

         The domestic unsecured notes payable have various restrictive covenants, the more significant of which require us to (i) maintain a ratio of debt to total assets (as defined therein) of less than 0.60 to 1.00, (ii) maintain a ratio secured debt to total assets (as defined therein) of less than
0.40 to 1.00, (iii) maintain a debt service coverage ratio (as defined therein) of greater than 1.50 to 1.00, and (iv) maintain a ratio of unencumbered assets to unsecured debt (as defined therein) of greater than 150%, all of which have been met at December 31, 2006.

         The 5.59% fixed rate domestic mortgage notes were also assumed in connection with the merger. These mortgage notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of approximately 5.59%, an aggregate of approximately $184,592,000 as compared to the actual assumed balances of an aggregate of $179,827,000. This initial premium of $4,765,000 is being amortized over the remaining term of the mortgage notes using the effective interest method. These mortgage notes require interest and principal payments to be paid monthly and have various restrictive covenants, all of which have been met at December 31, 2006.

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

         On January 2, 2007, we repaid the (euro)325 million collateralized European notes that were otherwise payable in 2011. We also terminated the related European currency and interest rate hedges.


         First Shurgard and Second Shurgard (see Note 11) have senior credit agreements denominated in euros to borrow, in aggregate, up to (euro)271 million ($357.5 million as of December 31, 2006). As of December 31, 2006, the available amount under those credit facilities was, in aggregate, (euro)52 million ($68.6 million). Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis, or on an acquisition project basis when applicable for Second Shurgard, and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. As of December 31, 2006, we were in compliance with these financial covenants.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         At December 31, 2006, approximate principal maturities of our notes payable are as follows (amounts in thousands):


                                                           Domestic
                                       Domestic         Mortgage Notes         European     Capital Leases
                                    Notes Payable           Payable         Notes Payable      - Europe           Total
                                   ----------------   -----------------   ----------------  ---------------  --------------
2007.........................        $     63,483         $    9,892           $    2,375        $   95        $   75,845
2008.........................               3,320             27,848              170,449           104           201,721
2009.........................               3,515              9,367              116,095           114           129,091
2010.........................               3,722             17,775                    -            79            21,576
2011.........................             201,312             27,703              428,759           723           658,497
Thereafter...................             200,000            174,069                    -         5,485           379,554
                                   ----------------   -----------------   ----------------  ---------------  --------------
                                     $    475,352         $  266,654           $  717,678        $6,600        $1,466,284
                                   ================   =================   ================  ===============  ==============
Weighted average rate........                5.3%               5.4%                 5.0%          8.8%              5.2%
                                   ================   =================   ================  ===============  ==============


         We incurred interest expense with respect to our notes payable, excluding capital leases, aggregating $31,949,000, $6,639,000 and $4,377,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts were comprised of $35,058,000, $7,665,000 and $4,377,000 in cash for the years ended December 31, 2006 and 2005 and 2004, respectively, less $3,109,000, $1,026,000 and nil in amortization of premium, respectively.

         The present value of net minimum capital lease payments at December 31, 2006, was as follows (amounts in thousands):

     PRESENT VALUE OF NET MINIMUM CAPITAL LEASE PAYMENTS
     ---------------------------------------------------

     Capital lease future payments..........                          $40,774
     Amount representing interest...........                          (34,174)
     Present value of net minimum capital lease payments               $6,600


         The net book value of the properties under capital leases was $6.6 million as of December 31, 2006, which is net of accumulated depreciation of $1.6 million. We recognized depreciation expense on these properties totaling $0.1 million for the year ended December 31, 2006.

9.       Debt to Joint Venture Partner
         -----------------------------

         On December 31, 2004, we sold seven self-storage facilities to an unconsolidated affiliated joint venture for $22,993,000. On January 14, 2005, we sold an 86.7% interest in three additional self-storage facilities to the joint venture for an aggregate amount of $27,424,000. Our partner's combined equity contribution with respect to these transactions was $35,292,000. Due to our continuing interest in these facilities and the likelihood that we will exercise our option to acquire our partner's interest, we have accounted for our partner's investment in these facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these facilities is accounted for as a liability on our accompanying consolidated balance sheets. Our partner's share of operations with respect to these facilities has been accounted for as interest expense on our accompanying consolidated statements of income.


         The outstanding balances of $37,258,000 and $35,697,000 due the joint venture partner as of December 31, 2006 and 2005, respectively, approximate the fair value of our partners' interest in these facilities as of each respective date. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability, an adjustment is made to increase the liability to fair value, and to increase other assets, with the other assets amortized over the remaining period term of the joint venture. We increased the note balance by $1,386,000 during 2006 as a result of our periodic review of fair value.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         A total of $3,036,000 and $2,939,000 was recorded as interest expense on our consolidated statements of income with respect to the Debt to Joint Venture Partner during the years ended December 31, 2006 and 2005, respectively, representing our partner's pro rata share of the net earnings with respect to the properties (an 8.5% return on their investment). This interest expense was comprised of a total of $2,862,000 and $2,534,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the years ended December 31, 2006 and 2005, respectively, and increases in Debt to Joint Venture Partner of $175,000 and $405,000 for the years ended December 31, 2006 and 2005, respectively.

         We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the joint venture.

10.      Derivative Financial Instruments
         --------------------------------

         As described in Note 2, under Derivative Financial Instruments, we report these derivative financial instruments at fair value on our consolidated balance sheet at December 31, 2006 and changes in fair values from the date of the Shurgard merger through December 31, 2006, have been recognized in earnings. The respective balances of these financial instruments are included in other assets and accrued and other liabilities as follows:

                                                            December 31, 2006
                                                          ---------------------
                                                               (Amounts in
                                                                thousands)
Assets:
   Interest rate contracts.............................    $       11,810
   Foreign currency exchange contracts.................                 -
                                                          ---------------------
                                                           $       11,810
                                                          =====================

Liabilities:
   Interest rate contracts.............................    $       (4,162)
   Foreign currency exchange contracts.................            (7,837)
                                                          ---------------------
                                                           $      (11,999)
                                                          =====================


         For the year ended December 31, 2006, net income from derivatives was comprised of a change in value of the related instruments representing a gain of $5,826,000, less $1,900,000 in net payments incurred during the period under the underlying instruments.

         On January 2, 2007, in connection with our prepayment of the (euro)325 million collateralized notes at our European operations, we terminated the related European currency and interest rate hedges. These terminated hedges comprised approximately $8,605,000 of the $11,810,000 in assets and $10,175,000 of the $11,999,000 in liabilities included in the table above.

11.      Minority Interest
         -----------------

         In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on our consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities, or in the case of preferred partnership interests, distributions paid, plus amounts associated with the application of EITF topic D-42 as it relates to the redemption of preferred partnership interests.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Preferred partnership interests:
         --------------------------------

         At December 31, 2006 and 2005, we had the following series of preferred partnership units outstanding:


                                                           At December 31, 2006        At December 31, 2005
                    Earliest Redemption   Distribution     Units       Carrying        Units        Carrying
      Series                Date              Rate      Outstanding     Amount      Outstanding      Amount
----------------   --------------------- -------------- ------------  ------------ --------------- ------------
                                                                         (amounts in thousands)
Series NN......          March 17, 2010        6.400%        8,000    $   200,000        8,000     $   200,000
Series Z.......        October 12, 2009        6.250%        1,000         25,000        1,000          25,000
Series J ......             May 9, 2011        7.250%        4,000        100,000            -               -
                                                         -----------  ------------ --------------- ------------
Total..........                                             13,000    $   325,000        9,000     $   225,000
                                                         ===========  ============ =============== ============


         On May 9, 2006, one of the Consolidated Entities issued 4,000,000 units of 7.25% Series J Preferred Partnership Units for cash proceeds of $100.0 million.

         Subject to certain conditions, the Series NN preferred partnership units are convertible into shares of our 6.40% Series NN Cumulative Preferred Stock, the Series Z preferred partnership units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock and the Series J preferred partnership units are convertible into shares of our 7.25% Series J Cumulative Preferred Stock. The preferred partnership units are not redeemable during the first five years, thereafter, at our option, we can call the units for redemption at the issuance amount plus any unpaid distributions. The Series NN and Series J preferred partnership units are not redeemable by the holder. The holders of the Series Z preferred partnership units have a one-time option, exercisable five years from issuance, to require us to redeem their units for $25.0 million in cash plus any unpaid distributions.

         For each of the years ended December 31, 2006, 2005, and 2004, the holders of the preferred partnership units were paid in aggregate approximately $19,055,000, $16,147,000, and $30,423,000, respectively, in distributions
(excluding the special distribution paid on March 22, 2004, described below), and received an equivalent allocation of minority interest in earnings. In addition, in 2005 and 2004, income allocated to minority interests was increased by $874,000 and $2,063,000, respectively, due to the application of EITF Topic D-42.

         Other partnership interests
         ---------------------------

         Minority interest at December 31, 2006 and 2005, and minority interest in income for each of the three years in the period ended December 31, 2006 with respect to the other partnership interests are comprised of the following:


                                          Minority interest at            Minority interest in income for the year ended
                                   --------------------------------    ----------------------------------------------------
                                     December 31,     December 31,        December 31,     December 31,     December 31,
 Description of Minority Interest        2006             2005                2006             2005             2004
---------------------------------- --------------- ----------------    ----------------- --------------- ------------------
                                                                    (Amounts in thousands)
European joint ventures..........      $ 140,034       $       -           $     (3,631)     $        -      $        -
Newly Consolidated Partnerships..          4,085               -                  5,259               -               -
Shurgard domestic joint ventures.          8,023               -                    417               -               -
 Consolidated Development
     Joint Venture.............                -               -                      -           4,229           5,652
Convertible Partnership Units....          5,710           6,177                    151             469             328
Other Consolidated Partnerships..         23,178          22,793                 10,632          10,932          11,447
                                   --------------- ----------------    ----------------- --------------- ------------------
Total other partnership interests      $ 181,030       $  28,970           $     12,828      $   15,630     $    17,427
                                   =============== ================    ================= =============== ==================


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         European Joint Ventures
         -----------------------

         Through the merger with Shurgard, we acquired two joint venture entities: First Shurgard SPRI ("First Shurgard") formed in January 2003 and
Second Shurgard SPRL ("Second Shurgard") formed in May 2004. Those joint ventures were expected to develop or acquire up to approximately 75 storage facilities in Europe. Through a wholly-owned subsidiary, we have a 20% interest in each of these ventures. We have determined that First Shurgard and Second Shurgard are each VIEs, and that we are the primary beneficiary. Accordingly, First Shurgard and Second Shurgard have been consolidated in our consolidated financial statements. At December 31, 2006, First Shurgard and Second Shurgard had aggregate total assets of $497.2 million, total liabilities of $322.1 million, and credit facilities collateralized by assets with a net book value of $288.9 million. At December 31, 2006, First Shurgard's and Second Shurgard's creditors had no recourse to the general credit of Public Storage or Shurgard Europe other than a commitment, previously made by Shurgard, to subscribe to up to $20 million and an additional (euro)7.5 million ($9.9 million as of December 31, 2006) in preferred bonds in order for First Shurgard to fulfill its obligations under its senior credit agreement. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe's partner in the joint venture.

         On September 5, 2006, we informed the joint venture partners of First Shurgard and Second Shurgard of our intention to purchase their interests in First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. Our joint venture partners currently contest whether we have the right to purchase their interests under this procedure. Further, the exit procedure can, in certain circumstances, result in a third party acquiring the facilities owned by First and Second Shurgard, including our interest in these facilities. Accordingly, it is uncertain as to whether we will acquire their interests pursuant to these provisions. On January 17, 2007, we filed an arbitration request to compel arbitration of the matter.

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

         Shurgard Domestic Joint Ventures
         --------------------------------

         Following the merger with Shurgard, we acquired the minority interests in certain of Shurgard's joint ventures, for an aggregate of approximately
$62,300,000 in cash. As a result of these transactions, we obtained the remaining interest in a total of 68 self-storage facilities. This acquisition was recorded as a reduction in minority interest totaling $12,177,000, with the remainder allocated to real estate ($50,123,000).

         The partnership agreements of the joint ventures have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

         Consolidated Development Joint Venture
         --------------------------------------

         In  November   1999,  we  formed  a  development   joint  venture  (the
"Consolidated Development Joint Venture") with a joint venture partner (PSAC Storage Investors, LLC, referred to as "PSAC") whose partners included a third party institutional investor and B. Wayne Hughes ("Mr. Hughes"), the Chairman of the Board of the Company, to develop approximately $100 million of self-storage facilities and to purchase $100 million of the our Equity Stock, Series AAA. We owned a controlling interest in the Consolidated Development Joint Venture and included the accounts of this partnership in our consolidated financial statements since its inception. PSAC's interest in the Consolidated Development Joint Venture was accounted for as minority interest, as denoted in the above table.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

         The preferred return that Mr. Hughes accrued from August 5, 2005 through November 17, 2005 amounting to $1,458,000 is reflected on our consolidated statements of income as interest expense. On November 17, 2005, we acquired Mr. Hughes' interest for an aggregate of $64,513,000 in cash, plus accrued and unpaid interest, extinguishing the debt.

         Convertible Partnership Units
         -----------------------------

         At December 31, 2006, one of the Consolidated Entities had approximately 231,978 convertible partnership units ("Convertible Units") outstanding (237,934 at December 31, 2005) representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common stock of the Company at the option of the unit-holder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share. During the year ended December 31, 2006, a total of 5,956 units were converted into common shares (none during 2005 and 2004). As a result of this conversion, minority interest was reduced by $155,000.

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

         At December 31, 2006 and 2005, the Other Consolidated Partnerships reflect common equity interests that we do not own in 22 entities owning an aggregate of 73 self-storage facilities.

         In January 2005, we acquired a portion of the minority interest we did not own in one of the Consolidated Entities for an aggregate of $4,366,000 in cash. The acquisition resulted in the reduction of minority interest by
$2,828,000 with the excess of cost over underlying book value ($1,538,000) allocated to real estate.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

         Impact of SFAS No. 150
         ----------------------

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of setting an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented SFAS No. 150 on July 1, 2003, and the adoption had no impact on our financial statements.

         The provisions of SFAS No. 150 indicate that the Other Minority Interests would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. We estimate that the fair value of the Other Partnership Interests is approximately $450 million at December 31, 2006.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


12.      Shareholders' equity
         --------------------

         Cumulative Preferred Stock
         --------------------------

         At December 31, 2006 and 2005, we had the following series of Cumulative Preferred Stock outstanding:


                                                            At December 31, 2006            At December 31, 2005
                                                         ----------------------------    --------------------------
                           Earliest
                          Redemption        Dividend        Shares        Carrying         Shares         Carrying
       Series                Date             Rate        Outstanding      Amount        Outstanding       Amount
---------------------   --------------    ------------   -------------- -------------    ------------- ------------
                                                                      (Dollar amounts in thousands)
Series R                   9/28/06            8.000%               -    $         -          20,400    $   510,000
Series S                  10/31/06            7.875%               -              -           5,750        143,750
Series T                   1/18/07            7.625%               -              -           6,086        152,150
Series U                   2/19/07            7.625%               -              -           6,000        150,000
Series V                   9/30/07            7.500%           6,900        172,500           6,900        172,500
Series W                   10/6/08            6.500%           5,300        132,500           5,300        132,500
Series X                  11/13/08            6.450%           4,800        120,000           4,800        120,000
Series Y                    1/2/09            6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                    3/5/09            6.250%           4,500        112,500           4,500        112,500
Series A                   3/31/09            6.125%           4,600        115,000           4,600        115,000
Series B                   6/30/09            7.125%           4,350        108,750           4,350        108,750
Series C                   9/13/09            6.600%           4,600        115,000           4,600        115,000
Series D                   2/28/10            6.180%           5,400        135,000           5,400        135,000
Series E                   4/27/10            6.750%           5,650        141,250           5,650        141,250
Series F                   8/23/10            6.450%          10,000        250,000          10,000        250,000
Series G                  12/12/10            7.000%           4,000        100,000           4,000        100,000
Series H                   1/19/11            6.950%           4,200        105,000               -              -
Series I                    5/3/11            7.250%          20,700        517,500               -              -
Series K                    8/8/11            7.250%          18,400        460,000               -              -
Series L                  10/20/11            6.750%           9,200        230,000               -              -
                                                          ------------- --------------   ------------- -------------
      Total Cumulative Preferred Stock                     1,712,600    $ 2,855,000       1,698,336    $ 2,498,400
                                                          ============= ==============   ============= =============


         During  2006,  we issued four  series of  Cumulative  Preferred  Stock:
Series H - issued January 19, 2006, net proceeds totaling $101,492,000, Series I
- issued May 3, 2006, net proceeds totaling $501,601,000, Series K - issued August 8, 2006, net proceeds totaling $445,852,000 and Series L - issued October 20, 2006, aggregate net proceeds totaling $223,623,000. During 2005, we issued four series of Cumulative Preferred Stock: Series D - issued February 28, 2005, net proceeds totaling $130,548,000, Series E - issued April 27, 2005, net proceeds totaling $136,601,000, Series F - issued August 23, 2005, net proceeds totaling $242,550,000 and Series G - issued December 12, 2005, aggregate net proceeds totaling $96,886,000. During 2004, we issued five series of Cumulative Preferred Stock: Series Y - issued January 2, 2004, net proceeds $40,000,000, Series Z - issued March 5, 2004, net proceeds $108,756,000, Series A - issued March 31, 2004, net proceeds $111,177,000, Series B - issued June 30, 2004, net proceeds $105,124,000, Series C - issued September 13, 2004, net proceeds $111,177,000.


         Upon issuance of our Cumulative Preferred Stock, we classify the liquidation value as preferred stock, with any issuance costs recorded as a reduction in Paid-in Capital.


         During 2006, we redeemed our Series R and Series S Cumulative Preferred Stock at par value plus accrued dividends. In December 2006, we called for redemption our Series T and Series U Cumulative Preferred Stock, at par. The aggregated redemption value of $302,150,000 of these two series has been classified as a liability at December 31, 2006. During 2005, we redeemed our Series F Cumulative Preferred Stock, at par value plus accrued dividends. In November 2005, we called for redemption our Series Q Cumulative Preferred Stock, at par. The total redemption value for this series was classified as a liability at December 31, 2005. During 2004, we redeemed our Series K, Series L, Series M, and Series D Cumulative Preferred Stocks (including redemption expenses) at par plus accrued dividends.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Except under certain conditions relating to the Company's qualification as a REIT, the various series of Cumulative Preferred Stock are not redeemable prior to the dates indicated. On or after the dates indicated, each series of Cumulative Preferred Stock will be redeemable, at our option, in whole or in part, at $25.00 per depositary share (or per share in the case of the Series Y), plus accrued and unpaid dividends. The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions and, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At December 31, 2006, there were no dividends in arrears and the Debt Ratio was 16.6%.

         Common Stock
         ------------

         During 2006, 2005 and 2004, activity with respect to our Common Stock was as follows:


                                                 2006                         2005                        2004
                                       -------------------------   --------------------------   --------------------------
                                        Shares          Amount         Shares        Amount        Shares        Amount
                                       ------------ ------------   ------------- ------------   ------------ -------------
                                                                (Dollar amounts in thousands)
Merger with Shurgard:
     Issuance of common stock....      38,913,187    $ 3,116,850             -    $        -            -     $        -
     Conversion of stock options.               -         69,296             -             -            -              -
Employee stock-based
     compensation................       2,135,761         85,369       282,998         7,511    1,985,416         49,929
Shares received as a distribution
    from unconsolidated entities.               -              -      (635,885)      (14,520)           -              -
Conversion of partnership units..           5,956            155             -             -            -              -
Repurchases of common stock......               -              -       (84,000)       (4,990)    (445,700)       (20,295)
                                       ------------ ------------   ------------- ------------   ------------ -------------
                                       41,054,904    $ 3,271,670      (436,887)   $  (11,999)   1,539,716     $   29,634
                                       ============ ============   ============= ============   ============ =============


         In connection with the merger with Shurgard, we issued 38,913,187 common shares to the former Shurgard shareholders. In addition, we issued vested common stock options in exchange for Shurgard stock options, with an intrinsic value of $69,296,000 at the merger date.


         During 2005, we received a distribution of 503,110 shares, and one of the Consolidated Entities received 132,775 shares, of our Common Stock previously held by the Unconsolidated Entities. The 503,110 shares that we received were retired.


         At December 31, 2006 and 2005, certain Consolidated Entities owned 1,146,207 shares of our Common Stock. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding. These shares continue to be legally issued and outstanding.


         Our Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of our Common Stock on the open market or in privately negotiated transactions. Through December 31, 2006, we have repurchased a total of 22,201,720 shares of our Common Stock pursuant to this authorization.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         At December 31, 2006 and 2005, we had 3,025,747 and 4,735,647 shares of
Common Stock reserved in connection with our stock-based incentive plans, respectively, (see Note 14) and 231,978 and 237,934 shares reserved for the conversion of Convertible Partnership Units, respectively.

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

         Equity Stock, Series A
         ----------------------

         At December 31, 2006 and 2005, we had 8,744,193 depositary shares outstanding each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). We received 31,909 depositary shares from a distribution from affiliated entities during 2005 (see Note 6). The Equity Stock, Series A ranks on parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: i) five times the per share dividend on the common stock or ii) $2.45 per annum. We have no obligation to pay distributions on the depositary if no distributions are paid to common shareholders.


         Except in order to preserve the Company's federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its federal income tax status as a REIT, each depositary share will be convertible at the option of the shareholder into .956 shares of our common stock. The depositary shares are otherwise not convertible into common stock. Holders of depositary shares vote as a single class with our holders of our common stock on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

         Dividends
         ---------

         The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. For the tax year ended December 31, 2006, distributions for the common stock, Equity Stock, Series A, and all the various series of preferred stocks were classified as follows:


                                                               2006 (unaudited)
                                 ----------------------------------------------------------------------------
                                    1st Quarter        2nd Quarter         3rd Quarter        4th Quarter
                                 ----------------  -------------------  -----------------  ------------------
Ordinary Income                       100.00%            100.00%             100.00%            100.00%
Long-Term Capital Gain                  0.00%              0.00%               0.00%              0.00%
                                 ----------------  -------------------  -----------------  ------------------
Total                                 100.00%            100.00%             100.00%            100.00%
                                 ================  ===================  =================  ==================


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



         The following table summarizes dividends for the years ended December 31, 2006, 2005 and 2004:


                                                 2006                   2005                       2004
                                      ----------------------  ----------------------  -------------------------
                                       Per share     Total      Per share     Total       Per share      Total
                                      ----------- ----------  ------------ ---------  --------------- ---------
                                                      (Amounts in thousands, except per share data)
Cumulative Preferred Stock
--------------------------
Series D                                     -           -            -          -        $1.776       2,131
Series E                                     -           -       $0.208        457        $2.500       5,488
Series F                                     -           -       $0.819      1,884        $2.437       5,606
Series K                                     -           -            -          -        $0.109         501
Series L                                     -           -            -          -        $0.395       1,818
Series M                                     -           -            -          -        $1.373       3,089
Series Q                                $0.108         742       $2.150     14,835        $2.150      14,835
Series R                                $1.483      30,255       $2.000     40,800        $2.000      40,800
Series S                                $1.641       9,437       $1.969     11,320        $1.969      11,320
Series T                                $1.906      11,601       $1.906     11,601        $1.906      11,601
Series U                                $1.906      11,438       $1.906     11,438        $1.906      11,438
Series V                                $1.875      12,938       $1.875     12,938        $1.875      12,938
Series W                                $1.625       8,612       $1.625      8,612        $1.625       8,612
Series X                                $1.613       7,740       $1.613      7,740        $1.613       7,740
Series Y                                $1.713       2,740       $1.713      2,740        $1.708       2,732
Series Z                                $1.563       7,031       $1.563      7,031        $1.289       5,801
Series A                                $1.531       7,044       $1.531      7,044        $1.153       5,302
Series B                                $1.781       7,748       $1.781      7,748        $0.896       3,896
Series C                                $1.650       7,590       $1.650      7,590        $0.495       2,277
Series D                                $1.545       8,344       $1.292      6,976             -           -
Series E                                $1.688       9,536       $1.144      6,463             -           -
Series F                                $1.613      16,124       $0.543      5,430             -           -
Series G                                $1.750       7,000       $0.093        370             -           -
Series H                                $1.654       6,945            -          -             -           -
Series I                                $1.203      24,908            -          -             -           -
Series K                                $0.725      13,340            -          -             -           -
Series L                                $0.338       3,105            -          -             -           -
                                                 -----------              ---------                  --------
                                                   214,218                 173,017                   157,925
Common Equivalent Stock
-----------------------
Common Stock                            $2.000     298,219      $1.900     244,200        $1.800     230,834
Equity Stock, Series A                  $2.450      21,424    $2.450        21,443        $2.450      21,501
                                                 -----------              ---------                  --------
Total Distributions                               $533,861                $438,660                  $410,260
                                                 ===========              =========                  ========


13.      Related party transactions
         --------------------------

         Relationships and transactions with the Hughes Family
         -----------------------------------------------------

         Mr. Hughes and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 44 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 27% of our Common Stock outstanding at December 31, 2006. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 44 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         In October 2005, the Company's  Board of Directors (with Mr. Hughes and
B. Wayne Hughes Jr. abstaining) approved the reimbursement of CAD $653,424, plus CAD $52,274 in interest accrued at 4% per annum, representing the amount previously charged to the Canadian entities for system development costs that Company no longer permits them to use. These amounts were reimbursed in November 2005.

         Through consolidated entities, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During 2006, 2005, and 2004, respectively, we received $989,000, $1,052,000, and
$1,069,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

         In November 1999, we formed the Consolidated Development Joint Venture with a joint venture partner whose partners include an institutional investor and Mr. Hughes (Note 11). On August 5, 2005, we acquired the institutional investor's interest in PSAC. This acquisition gave us a controlling position in PSAC and the right to acquire the remaining interest in PSAC which was held by Mr. Hughes. We exercised this right and on November 17, 2005, we acquired Mr. Hughes' interest in PSAC for $64,513,000 plus an accrued preferred return.

         The  Company  and  Mr.  Hughes  are  co-general   partners  in  certain
consolidated  entities  and  affiliated  entities  of the  Company  that are not unconsolidated. The Hughes Family also owns limited partnership interests in certain of these entities. The Company and the Hughes Family receive distributions from these partnerships in accordance with the terms of the partnership agreements.

         Other Related Party Transactions
         --------------------------------

         Ronald L. Havner, Jr. is our Vice-Chairman and Chief Executive Officer, and he is Chairman of the Board of PSB.

         Dann V. Angeloff, a director of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $68,000, $45,000, and $41,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

         PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $625,000, $579,000, and $562,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in management fees with respect to PSB's property management services. At December 31, 2006, we have recorded amounts owed to PSB of $871,000 ($551,000 at December 31, 2005), for management fees and certain other operating expenses related to the managed facilities, paid by PSB on our behalf. These amounts are the result of a time lag between PSB paying such expenditures and being reimbursed by us.

         We manage our wholly-owned self-storage facilities as well as the facilities owned by the Consolidated Entities and affiliated entities that are not consolidated on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The amount of such expenses allocated to Unconsolidated Entities was approximately $2.3 million, $4.1 million, and $4.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services that we provide to them. PSB's share of these costs totaled approximately $320,000 for the year ended December 31, 2006 and $340,000 for each of the years ended December 31, 2005 and 2004, respectively.

         Stor-RE, a consolidated entity, and third party insurance carriers provided PS Canada, the Company, PSB, and other affiliates of the Company with liability and casualty insurance coverage until March 31, 2004. PS Canada owns a 2.2% interest and PSB owns a 4.0% interest in Stor-RE. PS Canada and PSB obtained their own liability and casualty insurance covering occurrences after April 1, 2004. For occurrences before April 1, 2004, STOR-Re continues to provide liability and casualty insurance coverage consistent with the relevant agreements.

14.      Stock-based Compensation
         ------------------------

         Description of Stock-Based Incentive Plan
         -----------------------------------------

         We have a 1990 Stock Option Plan (the "1990 Plan"), which provides for the grant of non-qualified stock options. We have a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan"), a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), a 2001 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2001
Non-Executive Plan") and a 2001 Stock Option and Incentive Plan (the "2001 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after, December 31, 2002 vest generally over a five-year period) and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan, the 2000 Plan, the 2001 Non-Executive Plan and the 2001 Plan also provide for the grant of restricted stock (see below) to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors. A total of approximately 2,331,371 and 3,012,671 securities were available for grant at December 31, 2006 and 2005, respectively.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Stock Options
         -------------

         Information with respect to stock options during 2006, 2005 and 2004 is as follows:


                                                        2006                           2005                         2004
                                             -----------------------------   ----------------------------  ------------------------
                                                               Weighted                      Weighted                      Weighted
                                                Number          Average         Number        Average         Number        Average
                                                 of            Price per          of         Price per          of         Price per
                                               Options           Share          Options        Share         Options         Share
                                             ------------- ---------------   ------------- --------------  ------------- -----------
 Options outstanding January 1                1,423,146          $41.46        1,441,901        $35.07      3,088,618         $27.14
   Granted (a)                                2,208,328           49.67          288,000         62.56        353,500          51.46
   Exercised (b) (c)                         (2,026,540)          41.99         (249,520)        30.10     (1,957,907)         25.51
   Cancelled                                     (2,000)          52.98          (57,235)        36.84        (42,310)         32.75
                                             ------------- ---------------   ------------- --------------  ------------- -----------
 Options outstanding December 31 (d) (e)      1,602,934          $52.08        1,423,146        $41.46      1,441,901         $35.08
                                             ============= ===============   ============= ==============  ============= ===========

 Price  range of options  outstanding  at
 December 31: (e)                                    $22.94 to $96.61               $18.00 to $69.87            $14.88 to $39.23

Options exercisable at December 31 (f):         856,993          $38.96          780,350        $31.38        651,013         $27.13
                                             ============= ===============   ============= ==============  ============= ===========


(a)  On August 22,  2006,  in  connection  with our  merger  with  Shurgard,  we converted each outstanding Shurgard stock option into 0.82 options exercisable for shares of the Company's Common Stock. This conversion resulted in the issuance of 1,912,828 stock options.

(b) The aggregate intrinsic value of shares exercised during each year, representing the differential between the market price and the exercise price on the respective dates of exercise, amounted to approximately $10,791,000, $7,508,000, and $45,673,000 for the years ended December 31,
     2006, 2005, and 2004, respectively.

(c) As of December 31, 2006, 1,814,467 of the 1,912,828 stock options issued in the exchange in connection with our merger with Shurgard were exercised.

(d) The options outstanding at December 31, 2006, have remaining average contractual lives of 7.2 years, and an aggregate intrinsic value, based upon the December 31, 2006 closing price of our common stock, of approximately $72,800,000.

(e) Approximately 263,205, 372,570 and 472,788 options have exercise prices less than $30 at December 31, 2006, 2005, and 2004, respectively. Approximately 894,000, 624,000 and 336,000 options have exercise prices greater than $45 at December 31, 2006, 2005 and 2004, respectively.

(f) The aggregate intrinsic value of exercisable options at December 31, 2006, based upon the closing price of our common stock at December 31, 2006, amounted to approximately $50,200,000. Options exercisable at December 31, 2006 have a weighted average remaining contractual life of approximately 7 years.


         We recognize compensation expense for stock option awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"), less an allowance for estimated future forfeited awards with respect to stock options granted after January 1, 2002. The fair value of the stock options is determined utilizing the Black-Scholes option pricing model. The Black-Scholes option pricing model utilizes several assumptions, including the estimated life of the stock options, the average risk-free rate, the expected dividend yield, and expected volatility. We establish these assumptions based generally upon historical trends.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


         The following table sets forth financial disclosures with respect to the accounting for stock options:


                                                                                For the years ended December 31,
                                                                           ----------------------------------------------
SELECTED INFORMATION WITH RESPECT TO EMPLOYEE STOCK OPTIONS:                    2006             2005            2004
                                                                           ----------------  --------------  ------------
                                                                           (Dollar amounts in thousands, except per-share
                                                                                            amounts)
Average estimated value per option granted, utilizing the
Black-Scholes method..............................................               $9.72           $6.77            $4.40

ASSUMPTIONS USED IN VALUING OPTIONS WITH THE BLACK-SCHOLES METHOD:
    Expected life of options in years (a).........................                   5               5                5
    Risk-free interest rate.......................................                4.6%            4.0%             3.5%
    Expected volatility (b).......................................               0.227           0.234            0.210
    Expected dividend yield.......................................                7.0%            7.0%             7.0%

NET INCOME INFORMATION WITH RESPECT TO EACH YEAR:

Net income, as reported...........................................            $314,026        $456,393         $366,213
Add back:  stock-based employee compensation expense included in net
   income (c).....................................................               1,173           1,010              709
Less: stock-based employee compensation cost that would have been
   included if the fair value method were applied for all awards..              (1,173)         (1,010)            (874)
                                                                           ----------------  --------------  ------------

   Net income, assuming consistent application of the fair value method       $314,026        $456,393         $366,048
                                                                           ================  ==============  ============

EARNINGS PER SHARE, AS REPORTED:
   Basic .........................................................              $0.33           $1.98            $1.39
   Diluted........................................................              $0.33           $1.97            $1.38

EARNINGS PER SHARE, ASSUMING CONSISTENT APPLICATION OF THE FAIR VALUE
METHOD
   Basic .........................................................              $0.33           $1.98            $1.39
   Diluted........................................................              $0.33           $1.97            $1.38


(a) Expected life is based upon our expectations of stock option recipients' expected exercise and termination patterns.

(b) Expected volatility is based upon the level of volatility historically experienced.

(c) At December 31, 2006, the total compensation cost related to nonvested stock option awards amounts to approximately $6,161,000, which will be recognized over the remaining vesting period.

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

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123 - revised ("SFAS 123R"), we began recording compensation expense net of estimates for future forfeitures (the "Estimated Forfeiture Method"). In addition, we estimated the cumulative compensation expense that would have been recorded through December 31, 2005, had we used the Estimated Forfeiture Method, would have been $578,000 ($0.01 per diluted common share) lower. Accordingly, as prescribed by SFAS 123R, we recorded this adjustment as a cumulative effect of change in accounting principal on our accompanying consolidated statement of income for the year December 31, 2006.

         During the year ended December 31, 2006, 419,170 restricted stock units were granted with an aggregate fair value on the date of grant of approximately $33,861,000, 31,370 restricted stock units were forfeited (aggregate grant-date fair value of $1,924,000), and 71,160 restricted stock units vested (aggregate grant-date fair value of $3,438,000) with an aggregate fair value on the date of vesting of $5,918,000. This vesting resulted in the issuance of 47,159 shares of common stock. In addition, cash compensation was paid to employees in lieu of 24,001 shares of common stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

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

         At December 31, 2006, approximately 616,470 restricted stock units were outstanding (299,830 and 252,040 at December 31, 2005 and 2004, respectively) with an aggregate fair value at December 31, 2006, based upon the closing price of our common stock, of approximately $60,106,000. The aggregate grant-date fair value of the 616,470 restricted stock units outstanding at December 31, 2006 was approximately $43,421,000 ($14,922,000 for the 299,830 restricted stock units at December 31, 2005), which will be recognized over the remaining vesting period of approximately 4 years. A total of $5,136,000, $3,748,000, and $2,254,000 in restricted stock expense was recorded for the years ended December 31, 2006, 2005 and 2004, respectively, which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

         Outstanding restricted stock units are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

15.      Disclosures Regarding Segment Reporting
         ---------------------------------------

         Description of Each Reportable Segment
         --------------------------------------

         Our reportable segments reflect significant operating activities that are evaluated separately by management, comprised of the following segments which are organized based upon their operating characteristics.

         Our domestic self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities in the U.S., and the ownership of equity interests in entities that own storage properties in the U.S. Our European self-storage segment comprises our self-storage and associated activities owned by affiliated entities based in Europe.

         Our domestic ancillary operating segment represents all of our other segments, which are reported as a group, including (i) containerized storage,
(ii) commercial property operations, which reflects our interest in the ownership, operation, and management of commercial properties both directly and through our interest in PSB (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) sale of merchandise at our self-storage facilities, (iv) truck rentals at our self-storage facilities and (v) management of facilities owned by third-party owners and facilities owned by the Unconsolidated Entities.

         Measurement  of Segment  Income  (Loss) and  Segment  Assets - Domestic
         -----------------------------------------------------------------------
Self-Storage and Domestic Ancillary
-----------------------------------

         The domestic self-storage and domestic ancillary segments are evaluated by management based upon the net segment income of each segment. Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2, before interest and other income, interest expense, and corporate general and administrative expense. Interest and other income, interest expense, corporate general and administrative expense, minority interest in income and gains and losses on sales of real estate assets are not allocated to these segments because management does not utilize them to evaluate the results of operations of each segment. In addition, there is no presentation of segment assets for these other segments because total assets are not considered in the evaluation of these segments.

         Measurement  of Segment  Income  (Loss) and  Segment  Assets - European
         -----------------------------------------------------------------------
Operations
----------

         The European segment operations are primarily independent of the other segments, with separate management, debt, financing activities, and capital allocation decisions. Accordingly, this segment is evaluated by management as a stand-alone business unit and the European segment presentation includes all of the revenues, expenses, and operations of this business unit, including interest expense and general and administrative expense. Assets of our European operations at December 31, 2006 include approximately $480 million in cash (of which approximately $429 million was utilized on January 2, 2007 to prepay the 325M euro collateralized notes), real estate with a book value of approximately $1.4 billion, intangibles with a book value of approximately $161 million, and other assets with a book value of approximately $65 million.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Presentation of Segment Information
         -----------------------------------

         The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

For the year ended December 31, 2006


                                                                                           DOMESTIC     OTHER ITEMS NOT
                                                         DOMESTIC          EUROPEAN        ANCILLARY      ALLOCATED TO      TOTAL
                                                       SELF-STORAGE       OPERATIONS       OPERATIONS       SEGMENTS    CONSOLIDATED
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                                                   (Amounts in thousands)
REVENUES:
   Self-storage rental income....................    $  1,180,234     $     59,715     $          -    $          -    $  1,239,949
   Ancillary operating revenue...................               -            5,121          104,786               -         109,907
   Interest and other income.....................               -                -                -          31,799          31,799
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                        1,180,234           64,836          104,786          31,799       1,381,655
                                                     ---------------- --------------- ---------------- --------------- -------------

EXPENSES:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................         398,760           30,436                -               -         429,196
      Ancillary operations.......................               -            2,210           69,154               -          71,364
  Depreciation and amortization..................         374,843           59,803            3,338               -         437,984
  General and administrative.....................               -           10,245                -          74,416          84,661
  Interest expense...............................               -           13,109                -          19,953          33,062
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                          773,603          115,803           72,492          94,369       1,056,267
                                                     ---------------- --------------- ---------------- --------------- -------------

Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of real estate and real
   estate investments, foreign currency exchange
   gain, income from derivatives and minority
   interest in income............................         406,631          (50,967)          32,294         (62,570)        325,388

Equity in earnings of real estate entities.......           2,131                -            9,764               -          11,895
Gain on disposition of real estate and real
   estate investments............................               -                -                -           2,177           2,177
Foreign currency exchange gain...................               -              336                -               -             336
Income from derivatives, net.....................               -            3,926                -               -           3,926
 Minority interest in income.....................         (16,459)           3,631                -         (19,055)        (31,883)
                                                     ---------------- --------------- ---------------- --------------- -------------
Income (loss) from continuing operations.........         392,303          (43,074)          42,058         (79,448)        311,839
Cumulative effect of a change in accounting                     -                -                -             578             578
   principle.....................................
Discontinued operations..........................               -                -                -           1,609           1,609
                                                     ---------------- --------------- ---------------- --------------- -------------
Net income (loss)................................    $    392,303     $    (43,074)    $     42,058    $    (77,261)   $    314,026
                                                     ================ =============== ================ =============== =============


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

For the year ended December 31, 2005


                                                                                           DOMESTIC     OTHER ITEMS NOT
                                                         DOMESTIC          EUROPEAN        ANCILLARY      ALLOCATED TO      TOTAL
                                                       SELF-STORAGE       OPERATIONS       OPERATIONS       SEGMENTS    CONSOLIDATED
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                                                   (Amounts in thousands)
REVENUES:
   Self-storage rental income....................     $    951,370     $          -    $          -    $          -    $    951,370
   Ancillary operating revenue...................                -                -          92,230               -          92,230
   Interest and other income.....................                -                -               -          16,447          16,447
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                           951,370                -          92,230          16,447       1,060,047
                                                     ---------------- --------------- ---------------- --------------- -------------

EXPENSES:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................          320,589                -               -               -         320,589
      Ancillary operations.......................                -                -          57,712               -          57,712
  Depreciation and amortization..................          191,102                -           5,130               -         196,232
  General and administrative.....................                -                -               -          21,115          21,115
  Interest expense...............................                -                -               -           8,216           8,216
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                           511,691                -          62,842          29,331         603,864
                                                     ---------------- --------------- ---------------- --------------- -------------

Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty loss, gain on disposition of real
   estate and real estate investments and
   minority interest in income...................          439,679                -          29,388         (12,884)        456,183

Equity in earnings of real estate entities.......            6,126                -          18,757               -          24,883
Casualty loss ...................................                -                -               -          (1,917)         (1,917)
Gain on disposition of real estate and real
   estate investments............................                -                -               -           3,099           3,099
 Minority interest in income.....................          (15,630)               -               -         (17,021)        (32,651)
                                                     ---------------- --------------- ---------------- --------------- -------------
Income from continuing operations................          430,175                -          48,145         (28,723)        449,597
Discontinued operations..........................                -                -               -           6,796           6,796
                                                     ---------------- --------------- ---------------- --------------- -------------
Net income (loss)................................     $    430,175     $          -    $     48,145    $    (21,927)   $    456,393
                                                     ================ =============== ================ =============== =============


For the year ended December 31, 2004


                                                                                           DOMESTIC     OTHER ITEMS NOT
                                                         DOMESTIC          EUROPEAN        ANCILLARY      ALLOCATED TO      TOTAL
                                                       SELF-STORAGE       OPERATIONS       OPERATIONS       SEGMENTS    CONSOLIDATED
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                                                   (Amounts in thousands)
REVENUES:
   Self-storage rental income....................     $    861,665    $          -     $          -    $          -    $    861,665
   Ancillary operating revenue...................                -               -           91,101               -          91,101
   Interest and other income.....................                -               -                -           5,391           5,391
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                           861,665               -           91,101           5,391         958,157
                                                     ---------------- --------------- ---------------- --------------- -------------

EXPENSES:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................          300,355               -                -               -         300,355
      Ancillary operations.......................                -               -           61,589               -          61,589
  Depreciation and amortization..................          176,230               -            6,660               -         182,890
  General and administrative.....................                -               -                -          18,813          18,813
  Interest expense...............................                -               -                -             760             760
                                                     ---------------- --------------- ---------------- --------------- -------------
                                                           476,585               -           68,249          19,573         564,407
                                                     ---------------- --------------- ---------------- --------------- -------------

Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty loss, gain on disposition of real
   estate and realestate investments and
   minority interest in income...................          385,080               -           22,852         (14,182)        393,750

Equity in earnings of real estate entities.......            5,669               -           16,895               -          22,564
Casualty loss ...................................                -               -                -          (1,250)         (1,250)
Gain on disposition of real estate and real
   estate investments............................                -               -                -           1,317           1,317
 Minority interest in income.....................          (17,427)              -                -         (32,486)        (49,913)
                                                     ---------------- --------------- ---------------- --------------- -------------
Income (loss) from continuing operations.........          373,322               -           39,747         (46,601)        366,468
Discontinued operations..........................                -               -                -            (255)           (255)
                                                     ---------------- --------------- ---------------- --------------- -------------
Net income (loss)................................     $    373,322    $          -     $     39,747    $    (46,856)   $    366,213
                                                     ================ =============== ================ =============== =============


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

16.      Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

         Accounting for Uncertainty in Income Taxes
         ------------------------------------------

         In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.


         Fair Value Measurement
         ----------------------

         In 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the impact to be material to our financial condition or results of operations.

         Effects of Prior Year Misstatements
         -----------------------------------

         In 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) which addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted the provisions of SAB No. 108 as of December 31, 2006. The adoption of SAB No. 108 had no material impact on our financial position, operating results or cash flows.

         Accounting Changes and Error Corrections
         ----------------------------------------

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Errors Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. It also applies to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We adopted the provisions of SFAS No. 154 as of January 1, 2006. The adoption of SAB No. 154 had no material impact on our financial position, operating results or cash flows.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

17.      Commitments and Contingencies
         -----------------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003)
         ----------------------------------------------------
         (Superior Court of California - Orange County)
         ----------------------------------------------

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

         Drake  v.  Shurgard  Storage  Centers,   Inc.  (filed  September  2002)
         -----------------------------------------------------------------------
         (Superior Court of California - Orange County)
         ----------------------------------------------

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

         Potter,  et al v. Hughes,  et al (filed  December  2004)
         --------------------------------------------------------
         (United States District Court - Central District of California)
         ---------------------------------------------------------------

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

         At the end of December 2004, the same shareholder referred to above and a second shareholder filed this shareholder's derivative complaint naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in this complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In July 2006, the Court granted the defendants' motion to dismiss the amended Complaint without leave to amend. In August 2006, Plaintiffs filed a notice of appeal of the Court's decision. The appeal is currently pending. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         Brinkley v. Public Storage,  Inc. (filed April 2005)
         ----------------------------------------------------
         (Superior Court of California - Los Angeles County)
         ---------------------------------------------------

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

         Simas v. Public  Storage,  Inc. (filed January 2006)
         ----------------------------------------------------
         (Superior Court of California - Orange County)
         ----------------------------------------------

         The plaintiff brings this action against the Company on behalf of a purported class who bought insurance coverage at Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was originally brought under California Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. Ultimately all claims except for unjust enrichment were dismissed. There is currently a demurrer pending on Plaintiff's amended allegations as to unjust enrichment. We are vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

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

         INSURANCE AND LOSS EXPOSURE

         We  have  historically  carried  comprehensive   insurance,   including
property,  earthquake,  general  liability  and  workers  compensation,  through nationally recognized insurance carriers and through our captive insurance programs. Our insurance programs also insure affiliates of the Company. Our maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $35 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125 million for property coverage (a maximum of $80,000,000 with respect to earthquake coverage) and $102 million for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.


         Our tenant insurance program reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We have third-party insurance coverage for claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At December 31, 2006, we had approximately 403,000 reinsured policies outstanding representing aggregate coverage of approximately $1 billion.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         DEVELOPMENT AND ACQUISITION OF REAL ESTATE FACILITIES

         We currently have 56 projects in our development pipeline, including expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities (unaudited) is approximately $266,081,000 of which $81,418,000 has been spent at December 31, 2006. These projects are subject to contingencies. We expect to incur these expenditures over the next 12
- 24 months. As of February 28, 2007, we are under contract to purchase one self-storage facility in Hawaii (total approximate net rental square feet of 79,000) at an aggregate cost of $22,500,000. We anticipate that this acquisition will be funded entirely by us. This contract is subject to significant contingencies, and there is no assurance that this facility will be acquired.

         OPERATING LEASE OBLIGATIONS

         We lease trucks, land, equipment and office space. As a result of the merger with Shurgard, we obtained additional operating leases for land, buildings and equipment. .At December 31, 2006, the future minimum rental payments required under our operating leases for the years ending December 31 are as follows (amounts in thousands):

  2007......................................       $21,747
  2008......................................        18,980
  2009......................................        15,143
  2010......................................        11,450
  2011......................................        10,458
  Thereafter................................       200,097
                                                  --------
                                                  $277,875
                                                  --------

         We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties. Amounts include leases for land, equipment and office space under various operating leases that we assumed in the merger with Shurgard. Certain leases are cancelable with substantial penalties. Certain of our European land operating leases have indefinite terms or extension options exercisable at the discretion of the lessee. For such land leases we have disclosed operating lease obligations over the estimated useful life of the related property.

         Expenses under operating leases were approximately $9.8 million, $6.3 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Certain of our land leases include escalation clauses, and we recognize related lease expenses on a straight-line basis.

18.      Income Taxes
         ------------

         For all taxable years subsequent to 1980, the Company qualified and we intend to continue to qualify the Company as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is generally not taxed on the portion of its REIT taxable income that is distributed to its shareholders, provided that it meets certain organizational and operational requirements. We believe that the Company has met these REIT requirements during 2006.

         Domestic operations other than rental real estate are primarily conducted through taxable REIT subsidiaries. Income of our taxable REIT subsidiaries is subject to federal, state and local income taxes.

         As of August 22, 2006, the date of the Shurgard merger, the Company started to consolidate the income tax provision of the former Shurgard domestic and European activities, the latter of which are subject to income taxes in the jurisdictions of the countries where they operate.

                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         The provision for income tax for the years ended December 31 is as follows:

                                            2006             2005
                                        --------------- --------------
                                           (Amounts in thousands)
Current:
   Federal.......................        $    5,100       $        -
   State.........................                 -                -
   Foreign.......................                 -                -
                                        --------------- --------------
Total Current....................        $    5,100       $        -

Deferred
   Federal.......................        $        -       $        -
   State.........................                 -                -
   Foreign.......................                 -                -
                                        --------------- --------------
Total Deferred...................        $        -       $        -
                                        --------------- --------------
                                         $    5,100       $        -
                                        =============== ==============

         Under SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, a valuation allowance may be provided against certain deferred tax assets.

         The foreign and domestic components of the Company's net deferred tax asset are as follows:



                                                                     December 31,         December 31,
                                                                         2006                 2005
                                                                    ---------------    ----------------
                                                                           (Amounts in thousands)

          Federal                                                      $     9,953          $    4,342
          State                                                              3,611               2,298
          Foreign                                                          104,369                   -
                                                                    ---------------    ----------------
          Net deferred tax asset before valuation allowance                117,933               6,640

          Valuation Allowance                                             (117,933)             (6,640)
                                                                    ---------------    ----------------
          Net deferred tax asset                                       $         -          $       -
                                                                    ===============    ================


         Significant components of our deferred tax assets and liabilities were as follows:


                                                                     December 31,         December 31,
                                                                         2006                 2005
                                                                    ----------------    ----------------
Deferred Tax Assets:                                                       (Amounts in thousands)
       Current:
          UNICAP                                                       $        66         $       126
          Discounted Unearned Premium Reserves                                 210                 180
          Discounted Unpaid Losses                                             928                 603
          Other Current Deferred Assets                                      1,094                 368
       Noncurrent:
          Partnership and Other Investments                                  2,610               2,337
          Asset Impairment                                                     730                   -
          Accrued Closing Costs                                                161                   -
          Net Operating Loss Carryforward                                  133,944               3,935
                                                                    ----------------    ----------------
Total Deferred Tax Assets                                                  139,743               7,549


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


                                                                     December 31,         December 31,
                                                                         2006                 2005
                                                                    ----------------    ----------------
Deferred Tax Liabilities:                                                   (Amounts in thousands)
       Current:
          Deferred Revenue                                                     350                 353
          State Deferred Taxes                                                 211                 134
          Exchange Losses                                                    6,419                   -

       Noncurrent:
          Depreciation & Amortization                                       14,830                 422
                                                                    ----------------    ----------------
Total Deferred Tax Liabilities                                              21,810                 909

          Net Deferred Tax Asset Before Valuation Allowance                117,933               6,640
          Valuation Allowance                                             (117,933)             (6,640)
                                                                    ----------------    ----------------
          Net Deferred Tax Asset                                       $         -         $         -
                                                                    ================    ================


         At December 31, 2006, the Company had net operating loss carryforwards of $456.7 million related to U.S. federal, state and foreign jurisdictions. Of this total, $423.0 million originated from the merger with Shurgard on August 22, 2006 ($14.4 million of U.S. federal, $11.1 million of state and $397.5 million of foreign loss carryforwards). Utilization of net operating losses to offset future taxable income may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code, and other limitations under state and foreign tax laws. If these net operating losses are not utilized, they expire at various times beginning in 2007. As of December 31, 2006 and 2005, we had provided a full valuation allowance against the value of the net deferred tax asset, because sufficient uncertainty exists at this time regarding the future realization of these tax benefits within individual tax jurisdictions. The net increase in the valuation allowance for 2006 was $111.0 million.


19. Supplementary quarterly financial data (unaudited)


                                                              Three Months Ended
                                         --------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2006             2006            2006             2006
                                         -------------- -------------- ---------------- ---------------
                                                 (Amounts in thousands, except per share data)
Revenues (a).....................        $  278,518       $  297,861      $  371,359       $  433,917
                                         ============== ============== ================ ===============
Cost of operations (a)...........        $  102,978       $  106,544      $  128,038       $  163,000
                                         ============== ============== ================ ===============
Income    (loss)   from    continuing
operations.......................        $  113,482       $  128,752      $   78,926       $   (9,321)
                                         ============== ============== ================ ===============
Net income (loss)................        $  114,216       $  128,862      $   81,181       $  (10,233)
                                         ============== ============== ================ ===============
Per Common Share (Note 2):
   Net income (loss) -  Basic....        $    0.48        $    0.55       $   (0.04)       $   (0.48)
                                         ============== ============== ================ ===============
   Net income (loss) -  Diluted..        $    0.49        $    0.55       $   (0.04)       $   (0.48)
                                         ============== ============== ================ ===============



                                                              Three Months Ended
                                         --------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2005             2005            2005             2005
                                         -------------- -------------- ---------------- ---------------
                                                 (Amounts in thousands, except per share data)
Revenues (a).....................        $  250,779       $  262,609      $  273,246       $  273,413
                                         ============== ============== ================ ===============
Cost of operations (a)...........        $   95,899       $   94,835      $   96,592       $   90,975
                                         ============== ============== ================ ===============
Income from continuing operations        $   95,189       $  108,071      $  122,960       $  123,377
                                         ============== ============== ================ ===============
Net income.......................        $   96,411       $  108,266      $  128,344       $  123,372
                                         ============== ============== ================ ===============
Per Common Share (Note 2):
   Net income - Basic............        $    0.38        $    0.47       $    0.62        $    0.51
                                         ============== ============== ================ ===============
   Net income - Diluted..........        $    0.38        $    0.47       $    0.62        $    0.51
                                         ============== ============== ================ ===============


                              PUBLIC STORAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

         (a) Revenues and cost of operations as presented in this table differ from the revenue and cost of operations as presented in our quarterly reports due primarily to reclassification of our truck rental, merchandise sales, and property management operations which are now included, along with our tenant reinsurance operations, under "Ancillary Operations" on our income statement. In previous presentations, the net income from our truck rental, merchandise sales, and property management operations were reflected as a component of "interest and other income." This reclassification increased revenues and cost of operations a total of $7,416,000, $8,597,000, and $8,557,000 in each of the first three quarters of 2005, respectively. Revenues and cost of operations also differ due to the impact of discontinued operations accounting as described in
Note 4.

20.      Subsequent Events
         -----------------

         As noted above, in December 2006, we called for redemption all of the outstanding shares of our (i) 7.625% Cumulative Preferred Stock, Series T (total liquidation value of $152,150,000), at $25 per share, plus accrued dividends and
(ii) 7.625% Cumulative Preferred Stock, Series U (total liquidation value of $150,000,000), at $25 per share, plus accrued dividends. The Series T shares were subsequently redeemed on January 18, 2007 and the Series U shares were subsequently redeemed on February 20, 2007.

         On January 9, 2007, we issued 20,000,000 depositary shares, with each depositary share representing 1/1,000 of a share of our 6.625% Cumulative Preferred Stock, Series M (carrying amount totaling $500,000,000).

         On January 2, 2007, we repaid the (euro)325 million collateralized notes ($429 million at December 31, 2006) at our European operations that were otherwise payable in 2011. We also terminated the related European currency and interest rate hedges.

         On January 9, 2007, we repaid the remaining amounts outstanding under our bank credit facilities. Subsequently, concurrent with our redemption of our Series U shares noted above, we borrowed approximately $80,000,000 on our bank credit facilities.

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------
Self-storage Facilities - United States

   1/1/81    Newport News / Jefferson Avenue                 -          108          1,071           687              -
   1/1/81    Virginia Beach / Diamond Springs                -          186          1,094           792              -
   8/1/81    San Jose / Snell                                -          312          1,815           407              -
  10/1/81    Tampa / Lazy Lane                               -          282          1,899           713              -
   6/1/82    San Jose / Tully                                -          645          1,579        10,845              -
   6/1/82    San Carlos / Storage                            -          780          1,387           591              -
   6/1/82    Mountain View                                   -        1,180          1,182           320              -
   6/1/82    Cupertino / Storage                             -          572          1,270           538              -
  10/1/82    Sorrento Valley                                 -        1,002          1,343          (814)             -
  10/1/82    Northwood                                       -        1,034          1,522           364              -
  12/1/82    Port/Halsey                                     -          357          1,150          (399)           326
  12/1/82    Sacto/Folsom                                    -          396            329           719            323
   1/1/83    Platte                                          -          409            953           489            428
   1/1/83    Semoran                                         -          442          1,882         8,227            720
   1/1/83    Raleigh/Yonkers                                 -          203            914           625            425
   3/1/83    Blackwood                                       -          213          1,559           396            595
   4/1/83    Vailsgate                                       -          103            990           855            505
   5/1/83    Delta Drive                                     -           67            481           312            241
   6/1/83    Ventura                                         -          658          1,734           352            583
   9/1/83    Southington                                     -          124          1,233           292            546
   9/1/83    Southhampton                                    -          331          1,738           697            806
   9/1/83    Webster/Keystone                                -          449          1,688           755            813
   9/1/83    Dover                                           -          107          1,462           677            627
   9/1/83    Newcastle                                       -          227          2,163           558            817
   9/1/83    Newark                                          -          208          2,031           443            746
   9/1/83    Langhorne                                       -          263          3,549           604          1,445
   9/1/83    Hobart                                          -          215          1,491           737            838
   9/1/83    Ft. Wayne/W. Coliseum                           -          160          1,395           527            535
   9/1/83    Ft. Wayne/Bluffton                              -           88            675           299            285

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                                Gross Carrying Amount
                                                                At December 31, 2006
    Date                                                    --------------------------------------- Accumulated
  Acquired                Description                           Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------------
Self-storage Facilities - United States

   1/1/81    Newport News / Jefferson Avenue                      108        1,758        1,866         1,629
   1/1/81    Virginia Beach / Diamond Springs                     186        1,886        2,072         1,759
   8/1/81    San Jose / Snell                                     312        2,222        2,534         2,231
  10/1/81    Tampa / Lazy Lane                                    282        2,612        2,894         2,404
   6/1/82    San Jose / Tully                                   2,989       10,080       13,069         3,734
   6/1/82    San Carlos / Storage                                 780        1,978        2,758         1,912
   6/1/82    Mountain View                                      1,046        1,636        2,682         1,445
   6/1/82    Cupertino / Storage                                  572        1,808        2,380         1,642
  10/1/82    Sorrento Valley                                      651          880        1,531           801
  10/1/82    Northwood                                          1,034        1,886        2,920         1,706
  12/1/82    Port/Halsey                                          357        1,077        1,434           821
  12/1/82    Sacto/Folsom                                         396        1,371        1,767         1,031
   1/1/83    Platte                                               409        1,870        2,279         1,461
   1/1/83    Semoran                                              442       10,829       11,271         3,564
   1/1/83    Raleigh/Yonkers                                      203        1,964        2,167         1,446
   3/1/83    Blackwood                                            213        2,550        2,763         1,893
   4/1/83    Vailsgate                                            103        2,350        2,453         1,682
   5/1/83    Delta Drive                                           68        1,033        1,101           767
   6/1/83    Ventura                                              658        2,669        3,327         1,980
   9/1/83    Southington                                          123        2,072        2,195         1,474
   9/1/83    Southhampton                                         331        3,241        3,572         2,444
   9/1/83    Webster/Keystone                                     449        3,256        3,705         2,457
   9/1/83    Dover                                                107        2,766        2,873         1,950
   9/1/83    Newcastle                                            227        3,538        3,765         2,592
   9/1/83    Newark                                               208        3,220        3,428         2,375
   9/1/83    Langhorne                                            263        5,598        5,861         4,184
   9/1/83    Hobart                                               215        3,066        3,281         2,290
   9/1/83    Ft. Wayne/W. Coliseum                                160        2,457        2,617         1,793
   9/1/83    Ft. Wayne/Bluffton                                    88        1,259        1,347           914

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

  10/1/83    Orlando J. Y. Parkway                           -          383          1,512           468            622
  11/1/83    Aurora                                          -          505            758           527            341
  11/1/83    Campbell                                        -        1,379          1,849          (377)           474
  11/1/83    Col Springs/Ed                                  -          471          1,640           218            554
  11/1/83    Col Springs/Mv                                  -          320          1,036           297            441
  11/1/83    Thorton                                         -          418          1,400           258            536
  11/1/83    Oklahoma City                                   -          454          1,030         1,036            620
  11/1/83    Tucson                                          -          343            778           671            420
  11/1/83    Webster/Nasa                                    -        1,570          2,457         1,652          1,372
  12/1/83    Charlotte                                       -          165          1,274           525            442
  12/1/83    Greensboro/Market                               -          214          1,653           855            794
  12/1/83    Greensboro/Electra                              -          112            869           389            382
  12/1/83    Columbia                                        -          171          1,318           534            492
  12/1/83    Richmond                                        -          176          1,360           650            468
  12/1/83    Augusta                                         -           97            747           449            324
  12/1/83    Tacoma                                          -          553          1,173           499            487
   1/1/84    Fremont/Albrae                                  -          636          1,659           533            532
   1/1/84    Belton                                          -          175            858           819            378
   1/1/84    Gladstone                                       -          275          1,799           731            640
   1/1/84    Hickman/112                                     -          257          1,848          (353)           618
   1/1/84    Holmes                                          -          289          1,333           475            455
   1/1/84    Independence                                    -          221          1,848           737            609
   1/1/84    Merriam                                         -          255          1,469           612            480
   1/1/84    Olathe                                          -          107            992           387            361
   1/1/84    Shawnee                                         -          205          1,420           605            502
   1/1/84    Topeka                                          -           75          1,049           297            356
   3/1/84    Marrietta/Cobb                                  -           73            542           439            259
   3/1/84    Manassas                                        -          320          1,556           475            553
   3/1/84    Pico Rivera                                     -          743            807           368            321
   4/1/84    Providence                                      -           92          1,087           479            423
   4/1/84    Milwaukie/Oregon                                -          289            584           343            311

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                                Gross Carrying Amount
                                                                At December 31, 2006
    Date                                                    --------------------------------------- Accumulated
  Acquired                Description                           Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------------

  10/1/83    Orlando J. Y. Parkway                                383        2,602        2,985         1,944
  11/1/83    Aurora                                               505        1,626        2,131         1,086
  11/1/83    Campbell                                           1,379        1,946        3,325         1,436
  11/1/83    Col Springs/Ed                                       470        2,413        2,883         1,816
  11/1/83    Col Springs/Mv                                       320        1,774        2,094         1,329
  11/1/83    Thorton                                              418        2,194        2,612         1,586
  11/1/83    Oklahoma City                                        454        2,686        3,140         1,933
  11/1/83    Tucson                                               343        1,869        2,212         1,358
  11/1/83    Webster/Nasa                                       1,570        5,481        7,051         3,932
  12/1/83    Charlotte                                            165        2,241        2,406         1,730
  12/1/83    Greensboro/Market                                    214        3,302        3,516         2,563
  12/1/83    Greensboro/Electra                                   112        1,640        1,752         1,288
  12/1/83    Columbia                                             171        2,344        2,515         1,822
  12/1/83    Richmond                                             176        2,478        2,654         1,886
  12/1/83    Augusta                                               97        1,520        1,617         1,128
  12/1/83    Tacoma                                               553        2,159        2,712         1,680
   1/1/84    Fremont/Albrae                                       636        2,724        3,360         2,123
   1/1/84    Belton                                               175        2,055        2,230         1,576
   1/1/84    Gladstone                                            274        3,171        3,445         2,365
   1/1/84    Hickman/112                                          158        2,212        2,370         1,347
   1/1/84    Holmes                                               289        2,263        2,552         1,744
   1/1/84    Independence                                         221        3,194        3,415         2,258
   1/1/84    Merriam                                              255        2,561        2,816         1,882
   1/1/84    Olathe                                               107        1,740        1,847         1,351
   1/1/84    Shawnee                                              205        2,527        2,732         1,893
   1/1/84    Topeka                                                75        1,702        1,777         1,317
   3/1/84    Marrietta/Cobb                                        73        1,240        1,313           900
   3/1/84    Manassas                                             320        2,584        2,904         1,981
   3/1/84    Pico Rivera                                          743        1,496        2,239         1,170
   4/1/84    Providence                                            92        1,989        2,081         1,542
   4/1/84    Milwaukie/Oregon                                     289        1,238        1,527           927

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


   5/1/84    Raleigh/Departure                               -          302          2,484         1,087            788
   5/1/84    Virginia Beach                                  -          509          2,121         1,140            776
   5/1/84    Philadelphia/Grant                              -        1,041          3,262           818            971
   5/1/84    Garland                                         -          356            844           426            360
   6/1/84    Lorton                                          -          435          2,040           826            682
   6/1/84    Baltimore                                       -          382          1,793         1,020            634
   6/1/84    Laurel                                          -          501          2,349           941            824
   6/1/84    Delran                                          -          279          1,472           446            573
   6/1/84    Orange Blossom                                  -          226            924           263            398
   6/1/84    Cincinnati                                      -          402          1,573           900            672
   6/1/84    Florence                                        -          185            740           505            376
   7/1/84    Trevose/Old Lincoln                             -          421          1,749           511            582
   8/1/84    Medley                                          -          584          1,016           666            464
   8/1/84    Oklahoma City                                   -          340          1,310           612            652
   8/1/84    Newport News                                    -          356          2,395           846          1,013
   8/1/84    Kaplan/Walnut Hill                              -          971          2,359         1,095          1,041
   8/1/84    Kaplan/Irving                                   -          677          1,592         4,730            639
   9/1/84    Cockrell Hill                                   -          380            913         1,256            675
  11/1/84    Omaha                                           -          109            806           525            399
  11/1/84    Hialeah                                         -          886          1,784           415            672
  12/1/84    Austin/Lamar                                    -          643            947           704            443
  12/1/84    Pompano                                         -          399          1,386           718            698
  12/1/84    Fort Worth                                      -          122            928            75            303
  12/1/84    Montgomeryville                                 -          215          2,085           510            776
   1/1/85    Cranston                                        -          175            722           385            267
   1/1/85    Bossier City                                    -          184          1,542           701            656
   2/1/85    Simi Valley                                     -          737          1,389           370            520
   2/1/85    Hurst                                           -          231          1,220           252            480
   3/1/85    Chattanooga                                     -          202          1,573           873            683
   3/1/85    Portland                                        -          285            941           431            438
   3/1/85    Fern Park                                       -          144          1,107           255            432

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              Gross Carrying Amount
                                                              At December 31, 2006
    Date                                                 ---------------------------------------- Accumulated
  Acquired                Description                        Land       Buildings      Total     Depreciation
-------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
-------------------------------------------------------------------------------------------------------------


   5/1/84    Raleigh/Departure                                  302        4,359        4,661         3,025
   5/1/84    Virginia Beach                                     499        4,047        4,546         2,866
   5/1/84    Philadelphia/Grant                               1,040        5,052        6,092         3,795
   5/1/84    Garland                                            356        1,630        1,986         1,107
   6/1/84    Lorton                                             435        3,548        3,983         2,645
   6/1/84    Baltimore                                          382        3,447        3,829         2,591
   6/1/84    Laurel                                             500        4,115        4,615         3,074
   6/1/84    Delran                                             279        2,491        2,770         1,788
   6/1/84    Orange Blossom                                     226        1,585        1,811         1,176
   6/1/84    Cincinnati                                         402        3,145        3,547         2,223
   6/1/84    Florence                                           185        1,621        1,806         1,199
   7/1/84    Trevose/Old Lincoln                                421        2,842        3,263         2,156
   8/1/84    Medley                                             583        2,147        2,730         1,418
   8/1/84    Oklahoma City                                      340        2,574        2,914         1,915
   8/1/84    Newport News                                       356        4,254        4,610         3,099
   8/1/84    Kaplan/Walnut Hill                                 971        4,495        5,466         3,225
   8/1/84    Kaplan/Irving                                      677        6,961        7,638         2,947
   9/1/84    Cockrell Hill                                      380        2,844        3,224         2,027
  11/1/84    Omaha                                              109        1,730        1,839         1,278
  11/1/84    Hialeah                                            886        2,871        3,757         2,097
  12/1/84    Austin/Lamar                                       642        2,095        2,737         1,442
  12/1/84    Pompano                                            399        2,802        3,201         2,024
  12/1/84    Fort Worth                                         122        1,306        1,428           936
  12/1/84    Montgomeryville                                    215        3,371        3,586         2,415
   1/1/85    Cranston                                           175        1,374        1,549         1,017
   1/1/85    Bossier City                                       184        2,899        3,083         2,076
   2/1/85    Simi Valley                                        736        2,280        3,016         1,643
   2/1/85    Hurst                                              231        1,952        2,183         1,410
   3/1/85    Chattanooga                                        202        3,129        3,331         2,082
   3/1/85    Portland                                           285        1,810        2,095         1,258
   3/1/85    Fern Park                                          144        1,794        1,938         1,294

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

   3/1/85    Fairfield                                       -          338          1,187           531            527
   3/1/85    Houston / Westheimer                            -          850          1,179           823              -
   4/1/85    Austin/ S. First                                -          778          1,282           394            711
   4/1/85    Cincinnati/ E. Kemper                           -          232          1,573           332            853
   4/1/85    Cincinnati/ Colerain                            -          253          1,717           584            932
   4/1/85    Florence/ Tanner Lane                           -          218          1,477           441            835
   4/1/85    Laguna Hills                                    -        1,224          3,303           494          1,213
   5/1/85    Tacoma/ Phillips Rd.                            -          396          1,204           332            669
   5/1/85    Milwaukie/ Mcloughlin                           -          458            742           422            620
   5/1/85    Manchester/ S. Willow                           -          371          2,129             8            854
   5/1/85    Longwood                                        -          355          1,645           366            669
   5/1/85    Columbus/Busch Blvd.                            -          202          1,559           634            592
   5/1/85    Columbus/Kinnear Rd.                            -          241          1,865           732            771
   5/1/85    Worthington                                     -          221          1,824           660            709
   5/1/85    Arlington                                       -          201          1,497           657            618
   6/1/85    N. Hollywood/ Raymer                            -          967            848           269            515
   6/1/85    Grove City/ Marlane Drive                       -          150          1,157           554            471
   6/1/85    Reynoldsburg                                    -          204          1,568           791            598
   7/1/85    San Diego/ Kearny Mesa Rd                       -          783          1,750           376            962
   7/1/85    Scottsdale/ 70th St                             -          632          1,368           410            742
   7/1/85    Concord/ Hwy 29                                 -          150            750           490            587
   7/1/85    Columbus/Morse Rd.                              -          195          1,510           469            670
   7/1/85    Columbus/Kenney Rd.                             -          199          1,531           716            598
   7/1/85    Westerville                                     -          199          1,517           910            620
   7/1/85    Springfield                                     -           90            699           481            332
   7/1/85    Dayton/Needmore Road                            -          144          1,108           543            460
   7/1/85    Dayton/Executive Blvd.                          -          160          1,207           489            569
   7/1/85    Lilburn                                         -          331            969           269            424
   9/1/85    Madison/ Copps Ave.                             -          450          1,150           468            665
   9/1/85    Columbus/ Sinclair                              -          307            893           403            519
   9/1/85    Philadelphia/ Tacony St                         -          118          1,782           345            856

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                                Gross Carrying Amount
                                                                At December 31, 2006
    Date                                                  ---------------------------------------- Accumulated
  Acquired                Description                         Land       Buildings      Total     Depreciation
--------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------

   3/1/85    Fairfield                                          338        2,245        2,583         1,604
   3/1/85    Houston / Westheimer                               850        2,002        2,852         1,774
   4/1/85    Austin/ S. First                                   778        2,387        3,165         1,615
   4/1/85    Cincinnati/ E. Kemper                              232        2,758        2,990         1,855
   4/1/85    Cincinnati/ Colerain                               253        3,233        3,486         2,078
   4/1/85    Florence/ Tanner Lane                              218        2,753        2,971         1,838
   4/1/85    Laguna Hills                                     1,223        5,011        6,234         3,594
   5/1/85    Tacoma/ Phillips Rd.                               396        2,205        2,601         1,472
   5/1/85    Milwaukie/ Mcloughlin                              458        1,784        2,242         1,203
   5/1/85    Manchester/ S. Willow                              371        2,991        3,362         1,949
   5/1/85    Longwood                                           355        2,680        3,035         1,922
   5/1/85    Columbus/Busch Blvd.                               202        2,785        2,987         1,913
   5/1/85    Columbus/Kinnear Rd.                               241        3,368        3,609         2,269
   5/1/85    Worthington                                        221        3,193        3,414         2,196
   5/1/85    Arlington                                          201        2,772        2,973         1,915
   6/1/85    N. Hollywood/ Raymer                               967        1,632        2,599         1,092
   6/1/85    Grove City/ Marlane Drive                          150        2,182        2,332         1,512
   6/1/85    Reynoldsburg                                       204        2,957        3,161         2,009
   7/1/85    San Diego/ Kearny Mesa Rd                          783        3,088        3,871         2,072
   7/1/85    Scottsdale/ 70th St                                632        2,520        3,152         1,650
   7/1/85    Concord/ Hwy 29                                    150        1,827        1,977         1,224
   7/1/85    Columbus/Morse Rd.                                 195        2,649        2,844         1,896
   7/1/85    Columbus/Kenney Rd.                                199        2,845        3,044         1,915
   7/1/85    Westerville                                        305        2,941        3,246         1,944
   7/1/85    Springfield                                         90        1,512        1,602         1,036
   7/1/85    Dayton/Needmore Road                               144        2,111        2,255         1,466
   7/1/85    Dayton/Executive Blvd.                             159        2,266        2,425         1,625
   7/1/85    Lilburn                                            330        1,663        1,993         1,176
   9/1/85    Madison/ Copps Ave.                                450        2,283        2,733         1,484
   9/1/85    Columbus/ Sinclair                                 307        1,815        2,122         1,194
   9/1/85    Philadelphia/ Tacony St                            118        2,983        3,101         1,959

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

  10/1/85    N. Hollywood/ Whitsett                          -        1,524          2,576           420          1,302
  10/1/85    Portland/ SE 82nd St                            -          354            496           377            380
  10/1/85    Columbus/ Ambleside                             -          124          1,526           251            644
  10/1/85    Indianapolis/ Pike Place                        -          229          1,531           572            856
  10/1/85    Indianapolis/ Beach Grove                       -          198          1,342           439            709
  10/1/85    Hartford/ Roberts                               -          219          1,481         5,928            966
  10/1/85    Wichita/ S. Rock Rd.                            -          501          1,478           339            657
  10/1/85    Wichita/ E. Harry                               -          313          1,050           175            468
  10/1/85    Wichita/ S. Woodlawn                            -          263            905           204            437
  10/1/85    Wichita/ E. Kellogg                             -          185            658             4            261
  10/1/85    Wichita/ S. Tyler                               -          294          1,004           142            530
  10/1/85    Wichita/ W. Maple                               -          234            805           (26)           313
  10/1/85    Wichita/ Carey Lane                             -          192            674            71            296
  10/1/85    Wichita/ E. Macarthur                           -          220            775           (38)           323
  10/1/85    Joplin/ S. Range Line                           -          264            904           215            465
  10/1/85    San Antonio/ Wetmore Rd.                        -          306          1,079           560            638
  10/1/85    San Antonio/ Callaghan                          -          288          1,016           453            543
  10/1/85    San Antonio/ Zarzamora                          -          364          1,281           653            674
  10/1/85    San Antonio/ Hackberry                          -          388          1,367         2,685          1,001
  10/1/85    San Antonio/ Fredericksburg                     -          287          1,009           773            597
  10/1/85    Dallas/ S. Westmoreland                         -          474          1,670           222            734
  10/1/85    Dallas/ Alvin St.                               -          359          1,266           315            559
  10/1/85    Fort Worth/ W. Beach St.                        -          356          1,252           303            531
  10/1/85    Fort Worth/ E. Seminary                         -          382          1,346           272            552
  10/1/85    Fort Worth/ Cockrell St.                        -          323          1,136           211            515
  11/1/85    Everett/ Evergreen                              -          706          2,294           608          1,076
  11/1/85    Seattle/ Empire Way                             -        1,652          5,348           871          2,198
  12/1/85    Milpitas                                        -        1,623          1,577           333            913
  12/1/85    Pleasanton/ Santa Rita                          -        1,226          2,078           503          1,160
  12/1/85    Amherst/ Niagra Falls                           -          132            701           303            400
  12/1/85    West Sams Blvd.                                 -          164          1,159          (240)           383

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              Gross Carrying Amount
                                                              At December 31, 2006
    Date                                                  ---------------------------------------- Accumulated
  Acquired                Description                         Land       Buildings      Total     Depreciation
--------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------

  10/1/85    N. Hollywood/ Whitsett                           1,524        4,298        5,822         2,849
  10/1/85    Portland/ SE 82nd St                               354        1,253        1,607           834
  10/1/85    Columbus/ Ambleside                                124        2,421        2,545         1,529
  10/1/85    Indianapolis/ Pike Place                           229        2,959        3,188         1,945
  10/1/85    Indianapolis/ Beach Grove                          198        2,490        2,688         1,559
  10/1/85    Hartford/ Roberts                                  409        8,185        8,594         1,981
  10/1/85    Wichita/ S. Rock Rd.                               642        2,333        2,975         1,537
  10/1/85    Wichita/ E. Harry                                  285        1,721        2,006         1,155
  10/1/85    Wichita/ S. Woodlawn                               263        1,546        1,809         1,027
  10/1/85    Wichita/ E. Kellogg                                185          923        1,108           611
  10/1/85    Wichita/ S. Tyler                                  294        1,676        1,970         1,134
  10/1/85    Wichita/ W. Maple                                  234        1,092        1,326           724
  10/1/85    Wichita/ Carey Lane                                192        1,041        1,233           690
  10/1/85    Wichita/ E. Macarthur                              220        1,060        1,280           687
  10/1/85    Joplin/ S. Range Line                              264        1,584        1,848         1,088
  10/1/85    San Antonio/ Wetmore Rd.                           306        2,277        2,583         1,575
  10/1/85    San Antonio/ Callaghan                             288        2,012        2,300         1,392
  10/1/85    San Antonio/ Zarzamora                             364        2,608        2,972         1,798
  10/1/85    San Antonio/ Hackberry                             388        5,053        5,441         2,235
  10/1/85    San Antonio/ Fredericksburg                        287        2,379        2,666         1,538
  10/1/85    Dallas/ S. Westmoreland                            474        2,626        3,100         1,829
  10/1/85    Dallas/ Alvin St.                                  359        2,140        2,499         1,415
  10/1/85    Fort Worth/ W. Beach St.                           356        2,086        2,442         1,398
  10/1/85    Fort Worth/ E. Seminary                            382        2,170        2,552         1,489
  10/1/85    Fort Worth/ Cockrell St.                           323        1,862        2,185         1,300
  11/1/85    Everett/ Evergreen                                 705        3,979        4,684         2,824
  11/1/85    Seattle/ Empire Way                              1,702        8,367       10,069         5,937
  12/1/85    Milpitas                                         1,623        2,823        4,446         1,845
  12/1/85    Pleasanton/ Santa Rita                           1,225        3,742        4,967         2,412
  12/1/85    Amherst/ Niagra Falls                              132        1,404        1,536           974
  12/1/85    West Sams Blvd.                                    164        1,302        1,466           916

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

  12/1/85    MacArthur Rd.                                   -          204          1,628           238            638
  12/1/85    Brockton/ Main                                  -          153          2,020          (137)           678
  12/1/85    Eatontown/ Hwy 35                               -          308          4,067           690          1,648
  12/1/85    Denver/ Leetsdale                               -          603            847           284            408
   1/1/86    Mapleshade/ Rudderow                            -          362          1,811           430            825
   1/1/86    Bordentown/ Groveville                          -          196            981           183            471
   1/1/86    Sun Valley/ Sheldon                             -          544          1,836           401            793
   1/1/86    Las Vegas/ Highland                             -          432            848           311            420
   2/1/86    Costa Mesa/ Pomona                              -        1,405          1,520           559            693
   2/1/86    Brea/ Imperial Hwy                              -        1,069          2,165           422            954
   2/1/86    Skokie/ McCormick                               -          638          1,912           503            779
   2/1/86    Colorado Springs/ Sinton                        -          535          1,115           660            631
   2/1/86    Oklahoma City/ Penn                             -          146            829           163            406
   2/1/86    Oklahoma City/ 39th                             -          238            812           354            477
   3/1/86    Jacksonville/ Wiley                             -          140            510           305            331
   3/1/86    St. Louis/ Forder                               -          517          1,133           343            534
   3/3/86    Tampa / 56th                                    -          450          1,360           659              -
   4/1/86    Reno/ Telegraph                                 -          649          1,051           755            682
   4/1/86    St. Louis/Kirkham                               -          199          1,001           411            401
   4/1/86    St. Louis/Reavis                                -          192            958           268            384
   4/1/86    Fort Worth/East Loop                            -          196            804           260            369
   5/1/86    Westlake Village                                -        1,205            995         5,373            429
   5/1/86    Sacramento/Franklin Blvd.                       -          872            978         3,325            389
   6/1/86    Richland Hills                                  -          543            857           475            404
   6/1/86    West Valley/So. 3600                            -          208          1,552           482            413
   7/1/86    Colorado Springs/ Hollow Tree                   -          574            726           342            426
   7/1/86    West LA/Purdue Ave.                             -        2,415          3,585           269          1,212
   7/1/86    Capital Heights/Central Ave.                    -          649          3,851           494          1,277
   7/1/86    Pontiac/Dixie Hwy.                              -          259          2,091           270            756
   8/1/86    Laurel/Ft. Meade Rd.                            -          475          1,475           514            630
   8/1/86    Hammond / Calumet                               -           97            751           838            366

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              Gross Carrying Amount
                                                              At December 31, 2006
    Date                                                ---------------------------------------- Accumulated
  Acquired                Description                       Land       Buildings      Total     Depreciation
------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------

  12/1/85    MacArthur Rd.                                      204        2,504        2,708         1,733
  12/1/85    Brockton/ Main                                     153        2,561        2,714         1,771
  12/1/85    Eatontown/ Hwy 35                                  308        6,405        6,713         4,409
  12/1/85    Denver/ Leetsdale                                  603        1,539        2,142         1,060
   1/1/86    Mapleshade/ Rudderow                               362        3,066        3,428         2,103
   1/1/86    Bordentown/ Groveville                             196        1,635        1,831         1,129
   1/1/86    Sun Valley/ Sheldon                                544        3,030        3,574         2,100
   1/1/86    Las Vegas/ Highland                                432        1,579        2,011         1,092
   2/1/86    Costa Mesa/ Pomona                               1,404        2,773        4,177         1,834
   2/1/86    Brea/ Imperial Hwy                               1,069        3,541        4,610         2,454
   2/1/86    Skokie/ McCormick                                  638        3,194        3,832         2,074
   2/1/86    Colorado Springs/ Sinton                           535        2,406        2,941         1,515
   2/1/86    Oklahoma City/ Penn                                146        1,398        1,544           966
   2/1/86    Oklahoma City/ 39th                                238        1,643        1,881         1,140
   3/1/86    Jacksonville/ Wiley                                140        1,146        1,286           790
   3/1/86    St. Louis/ Forder                                  516        2,011        2,527         1,388
   3/3/86    Tampa / 56th                                       450        2,019        2,469         1,604
   4/1/86    Reno/ Telegraph                                    649        2,488        3,137         1,599
   4/1/86    St. Louis/Kirkham                                  199        1,813        2,012         1,155
   4/1/86    St. Louis/Reavis                                   192        1,610        1,802         1,110
   4/1/86    Fort Worth/East Loop                               196        1,433        1,629         1,008
   5/1/86    Westlake Village                                 1,256        6,746        8,002         1,330
   5/1/86    Sacramento/Franklin Blvd.                        1,139        4,425        5,564         2,178
   6/1/86    Richland Hills                                     543        1,736        2,279         1,213
   6/1/86    West Valley/So. 3600                               208        2,447        2,655         1,677
   7/1/86    Colorado Springs/ Hollow Tree                      574        1,494        2,068         1,008
   7/1/86    West LA/Purdue Ave.                              2,415        5,066        7,481         3,498
   7/1/86    Capital Heights/Central Ave.                       649        5,622        6,271         3,873
   7/1/86    Pontiac/Dixie Hwy.                                 259        3,117        3,376         2,115
   8/1/86    Laurel/Ft. Meade Rd.                               475        2,619        3,094         1,703
   8/1/86    Hammond / Calumet                                   97        1,955        2,052         1,190

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

   9/1/86    Kansas City/S. 44th.                            -          509          1,906           660            737
   9/1/86    Lakewood / Wadsworth - 6th                      -        1,070          3,155           751          1,027
  10/1/86    Peralta/Fremont                                 -          851          1,074           326            456
  10/1/86    Birmingham/Highland                             -           89            786           288            398
  10/1/86    Birmingham/Riverchase                           -          262          1,338           544            645
  10/1/86    Birmingham/Eastwood                             -          166          1,184           448            612
  10/1/86    Birmingham/Forestdale                           -          152            948           307            519
  10/1/86    Birmingham/Centerpoint                          -          265          1,305           440            525
  10/1/86    Birmingham/Roebuck Plaza                        -          101            399           367            425
  10/1/86    Birmingham/Greensprings                         -          347          1,173           385            281
  10/1/86    Birmingham/Hoover-Lorna                         -          372          1,128           446            431
  10/1/86    Midfield/Bessemer                               -          170            355           457            112
  10/1/86    Huntsville/Leeman Ferry Rd.                     -          158            992           367            558
  10/1/86    Huntsville/Drake                                -          253          1,172           301            538
  10/1/86    Anniston/Whiteside                              -           59            566           234            329
  10/1/86    Houston/Glenvista                               -          595          1,043           700            494
  10/1/86    Houston/I-45                                    -          704          1,146         1,134            604
  10/1/86    Houston/Rogerdale                               -        1,631          2,792           720          1,232
  10/1/86    Houston/Gessner                                 -        1,032          1,693         1,167            746
  10/1/86    Houston/Richmond-Fairdale                       -        1,502          2,506         1,457          1,160
  10/1/86    Houston/Gulfton                                 -        1,732          3,036         1,188          1,398
  10/1/86    Houston/Westpark                                -          503            854           388            435
  10/1/86    Jonesboro                                       -          157            718           334            370
  10/1/86    Houston / South Loop West                       -        1,299          3,491         1,481          1,366
  10/1/86    Houston / Plainfield Road                       -          904          2,319         1,023            920
  10/1/86    Houston / North Freeway                         -          719          1,987           364            609
  10/1/86    Houston / Old Katy Road                         -        1,365          3,431            24          1,274
  10/1/86    Houston / Long Point                            -          451          1,187           698            563
  10/1/86    Austin / Research Blvd.                         -        1,390          1,710           594            672
  11/1/86    Arleta / Osborne Street                         -          987            663           312            290
  12/1/86    Lynnwood / 196th Street                         -        1,063          1,602         7,402            571

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              Gross Carrying Amount
                                                              At December 31, 2006
    Date                                                ---------------------------------------- Accumulated
  Acquired                Description                       Land       Buildings      Total     Depreciation
------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------

   9/1/86    Kansas City/S. 44th.                               508        3,304        3,812         2,250
   9/1/86    Lakewood / Wadsworth - 6th                       1,070        4,933        6,003         3,592
  10/1/86    Peralta/Fremont                                    851        1,856        2,707         1,272
  10/1/86    Birmingham/Highland                                149        1,412        1,561           960
  10/1/86    Birmingham/Riverchase                              278        2,511        2,789         1,710
  10/1/86    Birmingham/Eastwood                                232        2,178        2,410         1,466
  10/1/86    Birmingham/Forestdale                              190        1,736        1,926         1,197
  10/1/86    Birmingham/Centerpoint                             273        2,262        2,535         1,523
  10/1/86    Birmingham/Roebuck Plaza                           340          952        1,292           615
  10/1/86    Birmingham/Greensprings                             16        2,170        2,186         1,486
  10/1/86    Birmingham/Hoover-Lorna                            266        2,111        2,377         1,420
  10/1/86    Midfield/Bessemer                                   95          999        1,094           621
  10/1/86    Huntsville/Leeman Ferry Rd.                        198        1,877        2,075         1,274
  10/1/86    Huntsville/Drake                                   248        2,016        2,264         1,384
  10/1/86    Anniston/Whiteside                                 107        1,081        1,188           748
  10/1/86    Houston/Glenvista                                  594        2,238        2,832         1,557
  10/1/86    Houston/I-45                                       703        2,885        3,588         1,920
  10/1/86    Houston/Rogerdale                                1,631        4,744        6,375         3,263
  10/1/86    Houston/Gessner                                  1,032        3,606        4,638         2,500
  10/1/86    Houston/Richmond-Fairdale                        1,501        5,124        6,625         3,432
  10/1/86    Houston/Gulfton                                  1,732        5,622        7,354         3,908
  10/1/86    Houston/Westpark                                   502        1,678        2,180         1,047
  10/1/86    Jonesboro                                          156        1,423        1,579           935
  10/1/86    Houston / South Loop West                        1,298        6,339        7,637         4,514
  10/1/86    Houston / Plainfield Road                          903        4,263        5,166         3,000
  10/1/86    Houston / North Freeway                            661        3,018        3,679         2,087
  10/1/86    Houston / Old Katy Road                          1,163        4,931        6,094         3,422
  10/1/86    Houston / Long Point                               451        2,448        2,899         1,793
  10/1/86    Austin / Research Blvd.                          1,390        2,976        4,366         2,171
  11/1/86    Arleta / Osborne Street                            986        1,266        2,252           891
  12/1/86    Lynnwood / 196th Street                          1,405        9,233       10,638         3,134

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

  12/1/86    N. Auburn / Auburn Way N.                       -          606          1,144           449            533
  12/1/86    Gresham / Burnside & 202nd                      -          351          1,056           498            482
  12/1/86    Denver / Sheridan Boulevard                     -        1,033          2,792         1,117          1,007
  12/1/86    Marietta / Cobb Parkway                         -          536          2,764         1,112          1,016
  12/1/86    Hillsboro / T.V. Highway                        -          461            574           308            414
  12/1/86    San Antonio / West Sunset Road                  -        1,206          1,594           775            649
  12/31/86   Monrovia / Myrtle Avenue                        -        1,149          2,446           225              -
  12/31/86   Chatsworth / Topanga                            -        1,447          1,243         3,786              -
  12/31/86   Houston / Larkwood                              -          247            602           400              -
  12/31/86   Northridge                                      -        3,624          1,922         2,489              -
  12/31/86   Santa Clara / Duane                             -        1,950          1,004           426              -
  12/31/86   Oyster Point                                    -        1,569          1,490           499              -
  12/31/86   Walnut                                          -          767            613         5,500              -
   3/1/87    Annandale / Ravensworth                         -          679          1,621           349            596
   4/1/87    City Of Industry / Amar                         -          748          2,052           523            702
   5/1/87    Oklahoma City / W. Hefner                       -          459            941           414            417
   7/1/87    Oakbrook Terrace                                -          912          2,688         1,741            399
   8/1/87    San Antonio/Austin Hwy.                         -          400            850           (12)           164
  10/1/87    Plantation/S. State Rd.                         -          924          1,801          (129)           298
  10/1/87    Rockville/Fredrick Rd.                          -        1,695          3,305           (90)           519
   2/1/88    Anaheim/Lakeview                                -          995          1,505            65            256
   6/7/88    Mesquite / Sorrento Drive                       -          928          1,011         3,554              -
   7/1/88    Fort Wayne                                      -          101          1,524           235            663
   1/1/92    Costa Mesa                                      -          533            980           792              -
   3/1/92    Dallas / Walnut St.                             -          537          1,008           408              -
   5/1/92    Camp Creek                                      -          576          1,075           492              -
   9/1/92    Orlando/W. Colonial                             -          368            713           227              -
   9/1/92    Jacksonville/Arlington                          -          554          1,065           282              -
  10/1/92    Stockton/Mariners                               -          381            730           229              -
  11/18/92   Virginia Beach/General Booth Blvd               -          599          1,119           477              -
   1/1/93    Redwood City/Storage                            -          907          1,684           262              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                              Gross Carrying Amount
                                                              At December 31, 2006
    Date                                                ---------------------------------------- Accumulated
  Acquired                Description                       Land       Buildings      Total     Depreciation
------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
------------------------------------------------------------------------------------------------------------

  12/1/86    N. Auburn / Auburn Way N.                          606        2,126        2,732         1,565
  12/1/86    Gresham / Burnside & 202nd                         351        2,036        2,387         1,412
  12/1/86    Denver / Sheridan Boulevard                      1,033        4,916        5,949         3,484
  12/1/86    Marietta / Cobb Parkway                            535        4,893        5,428         3,383
  12/1/86    Hillsboro / T.V. Highway                           461        1,296        1,757           987
  12/1/86    San Antonio / West Sunset Road                   1,207        3,017        4,224         2,015
  12/31/86   Monrovia / Myrtle Avenue                         1,149        2,671        3,820         2,069
  12/31/86   Chatsworth / Topanga                             1,448        5,028        6,476         1,622
  12/31/86   Houston / Larkwood                                 246        1,003        1,249           748
  12/31/86   Northridge                                       3,623        4,412        8,035         2,408
  12/31/86   Santa Clara / Duane                              1,949        1,431        3,380         1,092
  12/31/86   Oyster Point                                     1,569        1,989        3,558         1,493
  12/31/86   Walnut                                             768        6,112        6,880         1,688
   3/1/87    Annandale / Ravensworth                            679        2,566        3,245         1,805
   4/1/87    City Of Industry / Amar                            748        3,277        4,025         1,635
   5/1/87    Oklahoma City / W. Hefner                          459        1,772        2,231         1,210
   7/1/87    Oakbrook Terrace                                 1,580        4,160        5,740         3,081
   8/1/87    San Antonio/Austin Hwy.                            400        1,002        1,402           920
  10/1/87    Plantation/S. State Rd.                            924        1,970        2,894         1,697
  10/1/87    Rockville/Fredrick Rd.                           1,694        3,735        5,429         3,335
   2/1/88    Anaheim/Lakeview                                   995        1,826        2,821         1,587
   6/7/88    Mesquite / Sorrento Drive                        1,045        4,448        5,493         2,090
   7/1/88    Fort Wayne                                         101        2,422        2,523         1,375
   1/1/92    Costa Mesa                                         535        1,770        2,305         1,462
   3/1/92    Dallas / Walnut St.                                537        1,416        1,953         1,312
   5/1/92    Camp Creek                                         575        1,568        2,143           946
   9/1/92    Orlando/W. Colonial                                367          941        1,308           614
   9/1/92    Jacksonville/Arlington                             554        1,347        1,901           858
  10/1/92    Stockton/Mariners                                  380          960        1,340           616
  11/18/92   Virginia Beach/General Booth Blvd                  599        1,596        2,195           997
   1/1/93    Redwood City/Storage                               907        1,946        2,853         1,163

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

   1/1/93    City Of Industry                                -        1,611          2,991           896              -
   1/1/93    San Jose/Felipe                                 -        1,124          2,088           574              -
   1/1/93    Baldwin Park/Garvey Ave                         -          840          1,561           438              -
  3/19/93    Westminister / W. 80th                          -          840          1,586           337              -
  4/26/93    Costa Mesa / Newport                          851        2,141          3,989         5,421              -
  5/13/93    Austin /N. Lamar                                -          919          1,695         8,580              -
  5/28/93    Jacksonville/Phillips Hwy.                      -          406            771           227              -
  5/28/93    Tampa/Nebraska Avenue                           -          550          1,043           239              -
   6/9/93    Calabasas / Ventura Blvd.                       -        1,762          3,269           312              -
   6/9/93    Carmichael / Fair Oaks                          -          573          1,052           272              -
   6/9/93    Santa Clara / Duane                             -          454            834           146              -
  6/10/93    Citrus Heights / Sylvan Road                    -          438            822           230              -
  6/25/93    Trenton / Allen Road                            -          623          1,166           292              -
  6/30/93    Los Angeles/W.Jefferson Blvd                    -        1,085          2,017           236              -
  7/16/93    Austin / So. Congress Ave                       -          777          1,445           380              -
   8/1/93    Gaithersburg / E. Diamond                       -          602          1,139           234              -
  8/11/93    Atlanta / Northside                             -        1,150          2,149           374              -
  8/11/93    Smyrna/ Rosswill Rd                             -          446            842           255              -
  8/13/93    So. Brunswick/Highway                           -        1,076          2,033           426              -
  10/1/93    Denver / Federal Blvd                           -          875          1,633           301              -
  10/1/93    Citrus Heights                                  -          527            987           216              -
  10/1/93    Lakewood / 6th Ave                              -          798          1,489            58              -
  10/27/93   Houston / S Shaver St                           -          481            896           248              -
  11/3/93    Upland/S. Euclid Ave.                           -          431            807           550              -
  11/16/93   Norcross / Jimmy Carter                         -          627          1,167           233              -
  11/16/93   Seattle / 13th                                  -        1,085          2,015           687              -
  12/9/93    Salt Lake City                                  -          765          1,422            37              -
  12/16/93   West Valley City                                -          683          1,276           255              -
  12/21/93   Pinellas Park / 34th St. W                      -          607          1,134           277              -
  12/28/93   New Orleans / S. Carrollton Ave                 -        1,575          2,941           213              -
  12/29/93   Orange / Main                                   -        1,238          2,317         1,735              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                             Gross Carrying Amount
                                                             At December 31, 2006
    Date                                               ---------------------------------------- Accumulated
  Acquired                Description                      Land       Buildings      Total     Depreciation
-----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------

   1/1/93    City Of Industry                                1,610        3,888        5,498         2,436
   1/1/93    San Jose/Felipe                                 1,124        2,662        3,786         1,553
   1/1/93    Baldwin Park/Garvey Ave                           840        1,999        2,839         1,256
  3/19/93    Westminister / W. 80th                            840        1,923        2,763         1,161
  4/26/93    Costa Mesa / Newport                            3,732        7,819       11,551         3,063
  5/13/93    Austin /N. Lamar                                1,421        9,773       11,194         2,946
  5/28/93    Jacksonville/Phillips Hwy.                        406          998        1,404           630
  5/28/93    Tampa/Nebraska Avenue                             550        1,282        1,832           746
   6/9/93    Calabasas / Ventura Blvd.                       1,761        3,582        5,343         2,009
   6/9/93    Carmichael / Fair Oaks                            572        1,325        1,897           824
   6/9/93    Santa Clara / Duane                               453          981        1,434           567
  6/10/93    Citrus Heights / Sylvan Road                      437        1,053        1,490           644
  6/25/93    Trenton / Allen Road                              623        1,458        2,081           847
  6/30/93    Los Angeles/W.Jefferson Blvd                    1,085        2,253        3,338         1,299
  7/16/93    Austin / So. Congress Ave                         777        1,825        2,602         1,134
   8/1/93    Gaithersburg / E. Diamond                         602        1,373        1,975           761
  8/11/93    Atlanta / Northside                             1,150        2,523        3,673         1,509
  8/11/93    Smyrna/ Rosswill Rd                               446        1,097        1,543           684
  8/13/93    So. Brunswick/Highway                           1,076        2,459        3,535         1,431
  10/1/93    Denver / Federal Blvd                             875        1,934        2,809         1,092
  10/1/93    Citrus Heights                                    527        1,203        1,730           652
  10/1/93    Lakewood / 6th Ave                                685        1,660        2,345           929
  10/27/93   Houston / S Shaver St                             481        1,144        1,625           674
  11/3/93    Upland/S. Euclid Ave.                             508        1,280        1,788           688
  11/16/93   Norcross / Jimmy Carter                           626        1,401        2,027           807
  11/16/93   Seattle / 13th                                  1,085        2,702        3,787         1,659
  12/9/93    Salt Lake City                                    633        1,591        2,224           535
  12/16/93   West Valley City                                  682        1,532        2,214           885
  12/21/93   Pinellas Park / 34th St. W                        607        1,411        2,018           830
  12/28/93   New Orleans / S. Carrollton Ave                 1,575        3,154        4,729         2,000
  12/29/93   Orange / Main                                   1,593        3,697        5,290         1,867

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------

  12/29/93   Sunnyvale / Wedell                              -          554          1,037           783              -
  12/29/93   El Cajon / Magnolia                             -          421            791           614              -
  12/29/93   Orlando / S. Semoran Blvd.                      -          462            872           648              -
  12/29/93   Tampa / W. Hillsborough Ave                     -          352            665           473              -
  12/29/93   Irving / West Loop 12                           -          341            643           233              -
  12/29/93   Fullerton / W. Commonwealth                     -          904          1,687         1,282              -
  12/29/93   N. Lauderdale / Mcnab Rd                        -          628          1,182           751              -
  12/29/93   Los Alimitos / Cerritos                         -          695          1,299           718              -
  12/29/93   Frederick / Prospect Blvd.                      -          573          1,082           640              -
  12/29/93   Indianapolis / E. Washington                    -          403            775           669              -
  12/29/93   Gardena / Western Ave.                          -          552          1,035           613              -
  12/29/93   Palm Bay / Bobcock Street                       -          409            775           591              -
  1/10/94    Hialeah / W. 20Th Ave.                          -        1,855          3,497           326              -
  1/12/94    Sunnyvale / N. Fair Oaks Ave                    -          689          1,285           334              -
  1/12/94    Honolulu / Iwaena                               -            -          3,382         1,003              -
  1/12/94    Miami / Golden Glades                           -          579          1,081           590              -
  1/21/94    Herndon / Centreville Road                      -        1,584          2,981           540              -
   2/8/94    Las Vegas/S. MLK Blvd.                          -        1,383          2,592         1,144              -
  2/28/94    Arlingtn/Old Jeffersn Davishwy                  -          735          1,399           630              -
   3/8/94    Beaverton / Sw Barnes Road                      -          942          1,810           212              -
  3/21/94    Austin / Arboretum                              -          473            897         2,777              -
  3/25/94    Tinton Falls / Shrewsbury Ave                   -        1,074          2,033           313              -
  3/25/94    East Brunswick / Milltown Road                  -        1,282          2,411           460              -
  3/25/94    Mercerville / Quakerbridge Road                 -        1,109          2,111           348              -
  3/31/94    Hypoluxo                                        -          735          1,404         2,008              -
  4/26/94    No. Highlands / Roseville Road                  -          980          1,835           510              -
  5/12/94    Fort Pierce/Okeechobee Road                     -          438            842           164              -
  5/24/94    Hempstead/Peninsula Blvd.                       -        2,053          3,832           352              -
  5/24/94    La/Huntington                                   -          483            905           205              -
   6/9/94    Chattanooga / Brainerd Road                     -          613          1,170           275              -
   6/9/94    Chattanooga / Ringgold Road                     -          761          1,433           501              -


                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------

  12/29/93   Sunnyvale / Wedell                               725        1,649        2,374           928
  12/29/93   El Cajon / Magnolia                              541        1,285        1,826           701
  12/29/93   Orlando / S. Semoran Blvd.                       601        1,381        1,982           806
  12/29/93   Tampa / W. Hillsborough Ave                      436        1,054        1,490           587
  12/29/93   Irving / West Loop 12                            354          863        1,217           505
  12/29/93   Fullerton / W. Commonwealth                    1,159        2,714        3,873         1,408
  12/29/93   N. Lauderdale / Mcnab Rd                         798        1,763        2,561           951
  12/29/93   Los Alimitos / Cerritos                          874        1,838        2,712           977
  12/29/93   Frederick / Prospect Blvd.                       692        1,603        2,295           899
  12/29/93   Indianapolis / E. Washington                     505        1,342        1,847           696
  12/29/93   Gardena / Western Ave.                           694        1,506        2,200           807
  12/29/93   Palm Bay / Bobcock Street                        525        1,250        1,775           705
  1/10/94    Hialeah / W. 20Th Ave.                         1,590        4,088        5,678         2,113
  1/12/94    Sunnyvale / N. Fair Oaks Ave                     657        1,651        2,308           891
  1/12/94    Honolulu / Iwaena                                  -        4,385        4,385         2,221
  1/12/94    Miami / Golden Glades                            557        1,693        2,250           909
  1/21/94    Herndon / Centreville Road                     1,358        3,747        5,105         1,951
   2/8/94    Las Vegas/S. MLK Blvd.                         1,435        3,684        5,119         1,976
  2/28/94    Arlingtn/Old Jeffersn Davishwy                   630        2,134        2,764         1,218
   3/8/94    Beaverton / Sw Barnes Road                       807        2,157        2,964         1,286
  3/21/94    Austin / Arboretum                             1,553        2,594        4,147         1,116
  3/25/94    Tinton Falls / Shrewsbury Ave                    920        2,500        3,420         1,391
  3/25/94    East Brunswick / Milltown Road                 1,099        3,054        4,153         1,732
  3/25/94    Mercerville / Quakerbridge Road                  950        2,618        3,568         1,475
  3/31/94    Hypoluxo                                         630        3,517        4,147         2,710
  4/26/94    No. Highlands / Roseville Road                   840        2,485        3,325         1,392
  5/12/94    Fort Pierce/Okeechobee Road                      375        1,069        1,444           762
  5/24/94    Hempstead/Peninsula Blvd.                      1,762        4,475        6,237         2,417
  5/24/94    La/Huntington                                    414        1,179        1,593           668
   6/9/94    Chattanooga / Brainerd Road                      525        1,533        2,058           892
   6/9/94    Chattanooga / Ringgold Road                      652        2,043        2,695         1,221

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  6/18/94    Las Vegas / S. Valley View Blvd                 -          837          1,571           337              -
  6/23/94    Las Vegas / Tropicana                           -          750          1,408           305              -
  6/23/94    Henderson / Green Valley Pkwy                   -        1,047          1,960           314              -
  6/24/94    Las Vegas / N. Lamb Blvd.                       -          869          1,629           104              -
  6/30/94    Birmingham / W. Oxmoor Road                     -          532          1,004           504              -
  7/20/94    Milpitas / Dempsey Road                         -        1,260          2,358           243              -
  8/17/94    Beaverton / S.W. Denny Road                     -          663          1,245           153              -
  8/17/94    Irwindale / Central Ave.                        -          674          1,263           132              -
  8/17/94    Suitland / St. Barnabas Rd                      -        1,530          2,913           433              -
  8/17/94    North Brunswick / How Lane                      -        1,238          2,323           156              -
  8/17/94    Lombard / 64th                                  -          847          1,583           376              -
  8/17/94    Alsip / 27th                                    -          406            765           161              -
  9/15/94    Huntsville / Old Monrovia Road                  -          613          1,157           259              -
  9/27/94    West Haven / Bull Hill Lane                     -          455            873         5,369              -
  9/30/94    San Francisco / Marin St.                       -        1,227          2,339         1,341              -
  9/30/94    Baltimore / Hillen Street                       -          580          1,095           438              -
  9/30/94    San Francisco /10th & Howard                    -        1,423          2,668           316              -
  9/30/94    Montebello / E. Whittier                        -          383            732           213              -
  9/30/94    Arlington / Collins                             -          228            435           285              -
  9/30/94    Miami / S.W. 119th Ave                          -          656          1,221           123              -
  9/30/94    Blackwood / Erial Road                          -          774          1,437           147              -
  9/30/94    Concord / Monument                              -        1,092          2,027           430              -
  9/30/94    Rochester / Lee Road                            -          469            871           335              -
  9/30/94    Houston / Bellaire                              -          623          1,157           333              -
  9/30/94    Austin / Lamar Blvd                             -          781          1,452           169              -
  9/30/94    Milwaukee / Lovers Lane Rd                      -          469            871           269              -
  9/30/94    Monterey / Del Rey Oaks                         -        1,093          1,897           127              -
  9/30/94    St. Petersburg / 66Th St.                       -          427            793           216              -
  9/30/94    Dayton Bch / N. Nova Road                       -          396            735           226              -
  9/30/94    Maple Shade / Route 38                          -          994          1,846           260              -
  9/30/94    Marlton / Route 73 N.                           -          938          1,742           159              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  6/18/94    Las Vegas / S. Valley View Blvd                  718        2,027        2,745         1,058
  6/23/94    Las Vegas / Tropicana                            643        1,820        2,463         1,016
  6/23/94    Henderson / Green Valley Pkwy                    897        2,424        3,321         1,288
  6/24/94    Las Vegas / N. Lamb Blvd.                        669        1,933        2,602           834
  6/30/94    Birmingham / W. Oxmoor Road                      456        1,584        2,040           994
  7/20/94    Milpitas / Dempsey Road                        1,080        2,781        3,861         1,502
  8/17/94    Beaverton / S.W. Denny Road                      568        1,493        2,061           795
  8/17/94    Irwindale / Central Ave.                         578        1,491        2,069           786
  8/17/94    Suitland / St. Barnabas Rd                     1,311        3,565        4,876         1,925
  8/17/94    North Brunswick / How Lane                     1,061        2,656        3,717         1,385
  8/17/94    Lombard / 64th                                   726        2,080        2,806         1,024
  8/17/94    Alsip / 27th                                     348          984        1,332           536
  9/15/94    Huntsville / Old Monrovia Road                   525        1,504        2,029           866
  9/27/94    West Haven / Bull Hill Lane                    1,963        4,734        6,697         1,656
  9/30/94    San Francisco / Marin St.                      1,371        3,536        4,907         1,794
  9/30/94    Baltimore / Hillen Street                        497        1,616        2,113           864
  9/30/94    San Francisco /10th & Howard                   1,221        3,186        4,407         1,702
  9/30/94    Montebello / E. Whittier                         329          999        1,328           559
  9/30/94    Arlington / Collins                              195          753          948           495
  9/30/94    Miami / S.W. 119th Ave                           562        1,438        2,000           718
  9/30/94    Blackwood / Erial Road                           663        1,695        2,358           891
  9/30/94    Concord / Monument                               935        2,614        3,549         1,464
  9/30/94    Rochester / Lee Road                             402        1,273        1,675           745
  9/30/94    Houston / Bellaire                               534        1,579        2,113           868
  9/30/94    Austin / Lamar Blvd                              668        1,734        2,402           928
  9/30/94    Milwaukee / Lovers Lane Rd                       402        1,207        1,609           652
  9/30/94    Monterey / Del Rey Oaks                          903        2,214        3,117         1,199
  9/30/94    St. Petersburg / 66Th St.                        366        1,070        1,436           608
  9/30/94    Dayton Bch / N. Nova Road                        339        1,018        1,357           541
  9/30/94    Maple Shade / Route 38                           852        2,248        3,100         1,206
  9/30/94    Marlton / Route 73 N.                            805        2,034        2,839         1,045

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  9/30/94    Naperville / E. Ogden Ave                       -          683          1,268           241              -
  9/30/94    Long Beach / South Street                       -        1,778          3,307           470              -
  9/30/94    Aloha / S.W. Shaw                               -          805          1,495           139              -
  9/30/94    Alexandria / S. Pickett                         -        1,550          2,879           337              -
  9/30/94    Houston / Highway 6 North                       -        1,120          2,083           264              -
  9/30/94    San Antonio/Nacogdoches Rd                      -          571          1,060           253              -
  9/30/94    San Ramon/San Ramon Valley                      -        1,530          2,840           596              -
  9/30/94    San Rafael / Merrydale Rd                       -        1,705          3,165           223              -
  9/30/94    San Antonio / Austin Hwy                        -          592          1,098           242              -
  9/30/94    Sharonville / E. Kemper                         -          574          1,070           426              -
  10/13/94   Davie / State Road 84                           -          744          1,467         1,127              -
  10/13/94   Carrollton / Marsh Lane                         -          770          1,437         1,423              -
  10/31/94   Sherman Oaks / Van Nuys Blvd                    -        1,278          2,461           980              -
  12/19/94   Salt Lake City/West North Temple                -          490            917           (53)             -
  12/28/94   Milpitas / Watson                               -        1,575          2,925           312              -
  12/28/94   Las Vegas / Jones Blvd                          -        1,208          2,243           200              -
  12/28/94   Venice / Guthrie                                -          578          1,073           148              -
  12/30/94   Apple Valley / Foliage Ave                      -          910          1,695           274              -
   1/4/95    Chula Vista / Main Street                       -          735          1,802           203              -
   1/5/95    Pantego / West Park                             -          315            735           167              -
  1/12/95    Roswell / Alpharetta                            -          423            993           433              -
  1/23/95    North Bergen / Tonne                            -        1,564          3,772           409              -
  1/23/95    San Leandro / Hesperian                         -          734          1,726           145              -
  1/24/95    Nashville / Elm Hill                            -          338            791           471              -
   2/3/95    Reno / S. Mccarron Blvd                         -        1,080          2,537           208              -
  2/15/95    Schiller Park                                   -        1,688          3,939           448              -
  2/15/95    Lansing                                         -        1,514          3,534           551              -
  2/15/95    Pleasanton                                      -        1,257          2,932           129              -
  2/15/95    LA/Sepulveda                                    -        1,453          3,390           141              -
  2/28/95    Decatur / Flat Shoal                            -          970          2,288           765              -
  2/28/95    Smyrna / S. Cobb                                -          663          1,559           448              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  9/30/94    Naperville / E. Ogden Ave                        585        1,607        2,192           817
  9/30/94    Long Beach / South Street                      1,524        4,031        5,555         2,112
  9/30/94    Aloha / S.W. Shaw                                690        1,749        2,439           931
  9/30/94    Alexandria / S. Pickett                        1,329        3,437        4,766         1,800
  9/30/94    Houston / Highway 6 North                        960        2,507        3,467         1,356
  9/30/94    San Antonio/Nacogdoches Rd                       489        1,395        1,884           791
  9/30/94    San Ramon/San Ramon Valley                     1,311        3,655        4,966         1,917
  9/30/94    San Rafael / Merrydale Rd                      1,461        3,632        5,093         1,903
  9/30/94    San Antonio / Austin Hwy                         507        1,425        1,932           776
  9/30/94    Sharonville / E. Kemper                          492        1,578        2,070           830
  10/13/94   Davie / State Road 84                            637        2,701        3,338         1,324
  10/13/94   Carrollton / Marsh Lane                        1,021        2,609        3,630         1,316
  10/31/94   Sherman Oaks / Van Nuys Blvd                   1,423        3,296        4,719         1,722
  12/19/94   Salt Lake City/West North Temple                 385          969        1,354           335
  12/28/94   Milpitas / Watson                              1,350        3,462        4,812         1,801
  12/28/94   Las Vegas / Jones Blvd                         1,035        2,616        3,651         1,341
  12/28/94   Venice / Guthrie                                 495        1,304        1,799           686
  12/30/94   Apple Valley / Foliage Ave                       780        2,099        2,879         1,121
   1/4/95    Chula Vista / Main Street                        735        2,005        2,740         1,106
   1/5/95    Pantego / West Park                              315          902        1,217           505
  1/12/95    Roswell / Alpharetta                             423        1,426        1,849           848
  1/23/95    North Bergen / Tonne                           1,551        4,194        5,745         2,156
  1/23/95    San Leandro / Hesperian                          733        1,872        2,605           951
  1/24/95    Nashville / Elm Hill                             337        1,263        1,600           780
   2/3/95    Reno / S. Mccarron Blvd                        1,080        2,745        3,825         1,401
  2/15/95    Schiller Park                                  1,688        4,387        6,075         2,013
  2/15/95    Lansing                                        1,514        4,085        5,599         1,705
  2/15/95    Pleasanton                                     1,256        3,062        4,318         1,349
  2/15/95    LA/Sepulveda                                   1,453        3,531        4,984         1,552
  2/28/95    Decatur / Flat Shoal                             970        3,053        4,023         1,624
  2/28/95    Smyrna / S. Cobb                                 662        2,008        2,670         1,030

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  2/28/95    Downey / Bellflower                             -          916          2,158           201              -
  2/28/95    Vallejo / Lincoln                               -          445          1,052           316              -
  2/28/95    Lynnwood / 180th St                             -          516          1,205           252              -
  2/28/95    Kent / Pacific Hwy                              -          728          1,711           159              -
  2/28/95    Kirkland                                        -        1,254          2,932           507              -
  2/28/95    Federal Way/Pacific                             -          785          1,832           311              -
  2/28/95    Tampa / S. Dale                                 -          791          1,852           300              -
  2/28/95    Burlingame/Adrian Rd                            -        2,280          5,349           460              -
  2/28/95    Miami / Cloverleaf                              -          606          1,426           358              -
  2/28/95    Pinole / San Pablo                              -          639          1,502           335              -
  2/28/95    South Gate / Firesto                            -        1,442          3,449           447              -
  2/28/95    San Jose / Mabury                               -          892          2,088           180              -
  2/28/95    La Puente / Valley Blvd                         -          591          1,390           258              -
  2/28/95    San Jose / Capitol E                            -        1,215          2,852           155              -
  2/28/95    Milwaukie / 40th Street                         -          576          1,388           122              -
  2/28/95    Portland / N. Lombard                           -          812          1,900           228              -
  2/28/95    Miami / Biscayne                                -        1,313          3,076           387              -
  2/28/95    Chicago / Clark Street                          -          442          1,031           379              -
  2/28/95    Palatine / Dundee                               -          698          1,643           572              -
  2/28/95    Williamsville/Transit                           -          284            670           313              -
  2/28/95    Amherst / Sheridan                              -          484          1,151           218              -
   3/2/95    Everett / Highway 99                            -          859          2,022           286              -
   3/2/95    Burien / 1St Ave South                          -          763          1,783           528              -
   3/2/95    Kent / South 238th Street                       -          763          1,783           275              -
  3/31/95    Cheverly / Central Ave                          -          911          2,164           443              -
   5/1/95    Sandy / S. State Street                         -        1,043          2,442          (204)             -
   5/3/95    Largo / Ulmerton Roa                            -          263            654           146              -
   5/8/95    Fairfield/Western Street                        -          439          1,030           103              -
   5/8/95    Dallas / W. Mockingbird                         -        1,440          3,371           202              -
   5/8/95    East Point / Lakewood                           -          884          2,071           376              -
  5/25/95    Falls Church / Gallows Rd                       -          350            835         9,348              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  2/28/95    Downey / Bellflower                              916        2,359        3,275         1,197
  2/28/95    Vallejo / Lincoln                                445        1,368        1,813           723
  2/28/95    Lynnwood / 180th St                              516        1,457        1,973           810
  2/28/95    Kent / Pacific Hwy                               728        1,870        2,598           969
  2/28/95    Kirkland                                       1,253        3,440        4,693         1,692
  2/28/95    Federal Way/Pacific                              785        2,143        2,928         1,152
  2/28/95    Tampa / S. Dale                                  791        2,152        2,943         1,156
  2/28/95    Burlingame/Adrian Rd                           2,280        5,809        8,089         2,920
  2/28/95    Miami / Cloverleaf                               606        1,784        2,390           965
  2/28/95    Pinole / San Pablo                               639        1,837        2,476           977
  2/28/95    South Gate / Firesto                           1,442        3,896        5,338         2,093
  2/28/95    San Jose / Mabury                                892        2,268        3,160         1,148
  2/28/95    La Puente / Valley Blvd                          591        1,648        2,239           909
  2/28/95    San Jose / Capitol E                           1,215        3,007        4,222         1,516
  2/28/95    Milwaukie / 40th Street                          579        1,507        2,086           795
  2/28/95    Portland / N. Lombard                            812        2,128        2,940         1,121
  2/28/95    Miami / Biscayne                               1,313        3,463        4,776         1,629
  2/28/95    Chicago / Clark Street                           442        1,410        1,852           834
  2/28/95    Palatine / Dundee                                698        2,215        2,913         1,167
  2/28/95    Williamsville/Transit                            283          984        1,267           549
  2/28/95    Amherst / Sheridan                               483        1,370        1,853           739
   3/2/95    Everett / Highway 99                             858        2,309        3,167         1,214
   3/2/95    Burien / 1St Ave South                           763        2,311        3,074         1,180
   3/2/95    Kent / South 238th Street                        763        2,058        2,821         1,117
  3/31/95    Cheverly / Central Ave                           910        2,608        3,518         1,248
   5/1/95    Sandy / S. State Street                          923        2,358        3,281           796
   5/3/95    Largo / Ulmerton Roa                             262          801        1,063           463
   5/8/95    Fairfield/Western Street                         439        1,133        1,572           568
   5/8/95    Dallas / W. Mockingbird                        1,440        3,573        5,013         1,757
   5/8/95    East Point / Lakewood                            884        2,447        3,331         1,323
  5/25/95    Falls Church / Gallows Rd                      3,607        6,926       10,533           903

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  6/12/95    Baltimore / Old Waterloo                        -          769          1,850           222              -
  6/12/95    Pleasant Hill / Hookston                        -          766          1,848           151              -
  6/12/95    Mountain View/Old Middlefield                   -        2,095          4,913           187              -
  6/30/95    San Jose / Blossom Hill                         -        1,467          3,444           229              -
  6/30/95    Fairfield / Kings Highway                       -        1,811          4,273           310              -
  6/30/95    Pacoima / Paxton Street                       464          840          1,976           210              -
  6/30/95    Portland / Prescott                             -          647          1,509           223              -
  6/30/95    St. Petersburg                                  -          352            827           298              -
  6/30/95    Dallas / Audelia Road                           -        1,166          2,725           975              -
  6/30/95    Miami Gardens                                   -          823          1,929           281              -
  6/30/95    Grand Prairie / 19th                            -          566          1,329           161              -
  6/30/95    Joliet / Jefferson Street                       -          501          1,181           213              -
  6/30/95    Bridgeton / Pennridge                           -          283            661           201              -
  6/30/95    Portland / S.E.92nd                             -          638          1,497           224              -
  6/30/95    Houston / S.W. Freeway                          -          537          1,254         6,873              -
  6/30/95    Milwaukee / Brown                               -          358            849           279              -
  6/30/95    Orlando / W. Oak Ridge                          -          698          1,642           325              -
  6/30/95    Lauderhill / State Road                         -          644          1,508           328              -
  6/30/95    Orange Park /Blanding Blvd                      -          394            918           231              -
  6/30/95    St. Petersburg /Joe'S Creek                     -          704          1,642           235              -
  6/30/95    St. Louis / Page Service Drive                  -          531          1,241           198              -
  6/30/95    Independence /E. 42nd                           -          438          1,023           229              -
  6/30/95    Cherry Hill / Dobbs Lane                        -          716          1,676           227              -
  6/30/95    Edgewater Park / Route 130                      -          683          1,593           170              -
  6/30/95    Beaverton / S.W. 110                            -          572          1,342           220              -
  6/30/95    Markham / W. 159Th Place                        -          230            539           222              -
  6/30/95    Houston / N.W. Freeway                          -          447          1,066           158              -
  6/30/95    Portland / Gantenbein                           -          537          1,262           239              -
  6/30/95    Upper Chichester/Market St.                     -          569          1,329           165              -
  6/30/95    Fort Worth / Hwy 80                             -          379            891           168              -
  6/30/95    Greenfield/ S. 108th                            -          728          1,707           493              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  6/12/95    Baltimore / Old Waterloo                         769        2,072        2,841         1,034
  6/12/95    Pleasant Hill / Hookston                         742        2,023        2,765         1,017
  6/12/95    Mountain View/Old Middlefield                  2,094        5,101        7,195         2,441
  6/30/95    San Jose / Blossom Hill                        1,467        3,673        5,140         1,810
  6/30/95    Fairfield / Kings Highway                      1,810        4,584        6,394         2,250
  6/30/95    Pacoima / Paxton Street                          840        2,186        3,026         1,093
  6/30/95    Portland / Prescott                              647        1,732        2,379           892
  6/30/95    St. Petersburg                                   352        1,125        1,477           609
  6/30/95    Dallas / Audelia Road                          1,166        3,700        4,866         2,061
  6/30/95    Miami Gardens                                    823        2,210        3,033         1,098
  6/30/95    Grand Prairie / 19th                             566        1,490        2,056           765
  6/30/95    Joliet / Jefferson Street                        501        1,394        1,895           739
  6/30/95    Bridgeton / Pennridge                            283          862        1,145           492
  6/30/95    Portland / S.E.92nd                              638        1,721        2,359           891
  6/30/95    Houston / S.W. Freeway                         1,140        7,524        8,664         1,843
  6/30/95    Milwaukee / Brown                                358        1,128        1,486           610
  6/30/95    Orlando / W. Oak Ridge                           697        1,968        2,665         1,004
  6/30/95    Lauderhill / State Road                          644        1,836        2,480           882
  6/30/95    Orange Park /Blanding Blvd                       394        1,149        1,543           639
  6/30/95    St. Petersburg /Joe'S Creek                      703        1,878        2,581           953
  6/30/95    St. Louis / Page Service Drive                   531        1,439        1,970           754
  6/30/95    Independence /E. 42nd                            438        1,252        1,690           649
  6/30/95    Cherry Hill / Dobbs Lane                         715        1,904        2,619           949
  6/30/95    Edgewater Park / Route 130                       683        1,763        2,446           859
  6/30/95    Beaverton / S.W. 110                             572        1,562        2,134           798
  6/30/95    Markham / W. 159Th Place                         229          762          991           406
  6/30/95    Houston / N.W. Freeway                           447        1,224        1,671           641
  6/30/95    Portland / Gantenbein                            537        1,501        2,038           787
  6/30/95    Upper Chichester/Market St.                      569        1,494        2,063           747
  6/30/95    Fort Worth / Hwy 80                              379        1,059        1,438           545
  6/30/95    Greenfield/ S. 108th                             727        2,201        2,928         1,068

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  6/30/95    Altamonte Springs                               -          566          1,326           266              -
  6/30/95    Seattle / Delridge Way                          -          760          1,779           269              -
  6/30/95    Elmhurst / Lake Frontage Rd                     -          748          1,758           257              -
  6/30/95    Los Angeles / Beverly Blvd                      -          787          1,886           631              -
  6/30/95    Lawrenceville / Brunswick                       -          841          1,961           189              -
  6/30/95    Richmond / Carlson                              -          865          2,025           325              -
  6/30/95    Liverpool / Oswego Road                         -          545          1,279           343              -
  6/30/95    Rochester / East Ave                            -          578          1,375           516              -
  6/30/95    Pasadena / E. Beltway                           -          757          1,767           178              -
  7/13/95    Tarzana / Burbank Blvd                          -        2,895          6,823           567              -
  7/31/95    Orlando / Lakehurst                             -          450          1,063           171              -
  7/31/95    Livermore / Portola                             -          921          2,157           217              -
  7/31/95    San Jose / Tully                                -          912          2,137           508              -
  7/31/95    Mission Bay                                     -        1,617          3,785           569              -
  7/31/95    Las Vegas / Decatur                             -        1,147          2,697           395              -
  7/31/95    Pleasanton / Stanley                            -        1,624          3,811           316              -
  7/31/95    Castro Valley / Grove                           -          757          1,772           105              -
  7/31/95    Honolulu / Kaneohe                              -        1,215          2,846         2,231              -
  7/31/95    Chicago / Wabash Ave                            -          645          1,535           729              -
  7/31/95    Springfield / Parker                            -          765          1,834           267              -
  7/31/95    Huntington Bch/Gotham                           -          765          1,808           226              -
  7/31/95    Tucker / Lawrenceville                          -          630          1,480           224              -
  7/31/95    Marietta / Canton Road                          -          600          1,423           306              -
  7/31/95    Wheeling / Hintz                                -          450          1,054           173              -
   8/1/95    Gresham / Division                              -          607          1,428           106              -
   8/1/95    Tucker / Lawrenceville                          -          600          1,405           359              -
   8/1/95    Decatur / Covington                             -          720          1,694           277              -
  8/11/95    Studio City/Ventura                             -        1,285          3,015           363              -
  8/12/95    Smyrna / Hargrove Road                          -        1,020          3,038           503              -
   9/1/95    Hayward / Mission Blvd                          -        1,020          2,383           295              -
   9/1/95    Park City / Belvider                            -          600          1,405           137              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  6/30/95    Altamonte Springs                                566        1,592        2,158           771
  6/30/95    Seattle / Delridge Way                           760        2,048        2,808         1,044
  6/30/95    Elmhurst / Lake Frontage Rd                      748        2,015        2,763         1,000
  6/30/95    Los Angeles / Beverly Blvd                       787        2,517        3,304         1,290
  6/30/95    Lawrenceville / Brunswick                        840        2,151        2,991         1,048
  6/30/95    Richmond / Carlson                               864        2,351        3,215         1,242
  6/30/95    Liverpool / Oswego Road                          545        1,622        2,167           869
  6/30/95    Rochester / East Ave                             578        1,891        2,469           937
  6/30/95    Pasadena / E. Beltway                            757        1,945        2,702           966
  7/13/95    Tarzana / Burbank Blvd                         2,894        7,391       10,285         3,610
  7/31/95    Orlando / Lakehurst                              450        1,234        1,684           638
  7/31/95    Livermore / Portola                              921        2,374        3,295         1,187
  7/31/95    San Jose / Tully                                 912        2,645        3,557         1,327
  7/31/95    Mission Bay                                    1,617        4,354        5,971         2,244
  7/31/95    Las Vegas / Decatur                            1,147        3,092        4,239         1,577
  7/31/95    Pleasanton / Stanley                           1,624        4,127        5,751         1,997
  7/31/95    Castro Valley / Grove                            756        1,878        2,634           911
  7/31/95    Honolulu / Kaneohe                             2,133        4,159        6,292         1,836
  7/31/95    Chicago / Wabash Ave                             645        2,264        2,909         1,389
  7/31/95    Springfield / Parker                             765        2,101        2,866         1,025
  7/31/95    Huntington Bch/Gotham                            765        2,034        2,799         1,014
  7/31/95    Tucker / Lawrenceville                           630        1,704        2,334           882
  7/31/95    Marietta / Canton Road                           600        1,729        2,329           921
  7/31/95    Wheeling / Hintz                                 450        1,227        1,677           629
   8/1/95    Gresham / Division                               607        1,534        2,141           763
   8/1/95    Tucker / Lawrenceville                           600        1,764        2,364           944
   8/1/95    Decatur / Covington                              720        1,971        2,691         1,011
  8/11/95    Studio City/Ventura                            1,285        3,378        4,663         1,609
  8/12/95    Smyrna / Hargrove Road                         1,020        3,541        4,561         1,689
   9/1/95    Hayward / Mission Blvd                         1,020        2,678        3,698         1,283
   9/1/95    Park City / Belvider                             600        1,542        2,142           756

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


   9/1/95    New Castle/Dupont Parkway                       -          990          2,369           233              -
   9/1/95    Las Vegas / Rainbow                             -        1,050          2,459           121              -
   9/1/95    Mountain View / Reng                            -          945          2,216           161              -
   9/1/95    Venice / Cadillac                               -          930          2,182           384              -
   9/1/95    Simi Valley /Los Angeles                        -        1,590          3,724           314              -
   9/1/95    Spring Valley/Foreman                           -        1,095          2,572           408              -
   9/6/95    Darien / Frontage Road                          -          975          2,321           233              -
  9/30/95    Whittier                                        -          215            384           202            781
  9/30/95    Van Nuys/Balboa                                 -          295            657            62          1,148
  9/30/95    Huntington Beach                                -          176            321           132            738
  9/30/95    Monterey Park                                   -          124            346           (25)           782
  9/30/95    Downey                                          -          191            317           120            825
  9/30/95    Del Amo                                         -          474            742           419            922
  9/30/95    Carson                                          -          375            735           400            428
  9/30/95    Van Nuys/Balboa Blvd                            -        1,920          4,504           635              -
  10/31/95   San Lorenzo /Hesperian                          -        1,590          3,716           401              -
  10/31/95   Chicago / W. 47th Street                        -          300            708           277              -
  10/31/95   Los Angeles / Eastern                           -          455          1,070           181              -
  11/15/95   Costa Mesa                                      -          522          1,218           162              -
  11/15/95   Plano / E. 14th                                 -          705          1,646           105              -
  11/15/95   Citrus Heights/Sunrise                          -          520          1,213           147              -
  11/15/95   Modesto/Briggsmore Ave                          -          470          1,097           151              -
  11/15/95   So San Francisco/Spruce                         -        1,905          4,444           509              -
  11/15/95   Pacheco/Buchanan Circle                         -        1,681          3,951           511              -
  11/16/95   Palm Beach Gardens                              -          657          1,540           184              -
  11/16/95   Delray Beach                                    -          600          1,407           220              -
   1/1/96    Bensenville/York Rd                             -          667          1,602           286            895
   1/1/96    Louisville/Preston                              -          211          1,060           129            594
   1/1/96    San Jose/Aborn Road                             -          615          1,342           103            759
   1/1/96    Englewood/Federal                               -          481          1,395           153            777
   1/1/96    W. Hollywood/Santa Monica                       -        3,415          4,577           425          2,552

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


   9/1/95    New Castle/Dupont Parkway                        990        2,602        3,592         1,262
   9/1/95    Las Vegas / Rainbow                            1,050        2,580        3,630         1,240
   9/1/95    Mountain View / Reng                             945        2,377        3,322         1,158
   9/1/95    Venice / Cadillac                                930        2,566        3,496         1,245
   9/1/95    Simi Valley /Los Angeles                       1,590        4,038        5,628         1,949
   9/1/95    Spring Valley/Foreman                          1,095        2,980        4,075         1,388
   9/6/95    Darien / Frontage Road                           975        2,554        3,529         1,197
  9/30/95    Whittier                                         215        1,367        1,582           742
  9/30/95    Van Nuys/Balboa                                  295        1,867        2,162         1,027
  9/30/95    Huntington Beach                                 176        1,191        1,367           646
  9/30/95    Monterey Park                                    124        1,103        1,227           655
  9/30/95    Downey                                           191        1,262        1,453           690
  9/30/95    Del Amo                                          474        2,083        2,557         1,156
  9/30/95    Carson                                           375        1,563        1,938           714
  9/30/95    Van Nuys/Balboa Blvd                           1,920        5,139        7,059         2,200
  10/31/95   San Lorenzo /Hesperian                         1,590        4,117        5,707         1,829
  10/31/95   Chicago / W. 47th Street                         300          985        1,285           502
  10/31/95   Los Angeles / Eastern                            454        1,252        1,706           572
  11/15/95   Costa Mesa                                       522        1,380        1,902           610
  11/15/95   Plano / E. 14th                                  705        1,751        2,456           805
  11/15/95   Citrus Heights/Sunrise                           520        1,360        1,880           662
  11/15/95   Modesto/Briggsmore Ave                           470        1,248        1,718           589
  11/15/95   So San Francisco/Spruce                        1,904        4,954        6,858         2,280
  11/15/95   Pacheco/Buchanan Circle                        1,680        4,463        6,143         2,026
  11/16/95   Palm Beach Gardens                               657        1,724        2,381           823
  11/16/95   Delray Beach                                     600        1,627        2,227           785
   1/1/96    Bensenville/York Rd                              667        2,783        3,450         1,149
   1/1/96    Louisville/Preston                               211        1,783        1,994           690
   1/1/96    San Jose/Aborn Road                              615        2,204        2,819           895
   1/1/96    Englewood/Federal                                481        2,325        2,806           974
   1/1/96    W. Hollywood/Santa Monica                      3,414        7,555       10,969         2,947

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


   1/1/96    Orland Hills/W. 159th                           -          917          2,392           352          1,342
   1/1/96    Merrionette Park                                -          818          2,020           183          1,122
   1/1/96    Denver/S Quebec                                 -        1,849          1,941           461          1,086
   1/1/96    Tigard/S.W. Pacific                             -          633          1,206           211            705
   1/1/96    Coram/Middle Count                              -          507          1,421           174            792
   1/1/96    Houston/FM 1960                                 -          635          1,294           244            783
   1/1/96    Kent/Military Trail                             -          409          1,670           303            956
   1/1/96    Turnersville/Black                              -          165          1,360           167            758
   1/1/96    Sewell/Rts. 553                                 -          323          1,138           141            658
   1/1/96    Maple Shade/Fellowship                          -          331          1,421           166            803
   1/1/96    Hyattsville/Kenilworth                          -          509          1,757           207          1,000
   1/1/96    Waterbury/Captain                               -          434          2,089           210          1,162
   1/1/96    Bedford Hts/Miles                               -          835          1,577           312            929
   1/1/96    Livonia/Newburgh                                -          635          1,407           173            783
   1/1/96    Sunland/Sunland Blvd.                           -          631          1,965           132          1,090
   1/1/96    Des Moines                                      -          448          1,350           129            768
   1/1/96    Oxonhill/Indianhead                             -          772          2,017           383          1,141
   1/1/96    Sacramento/N. 16th                              -          582          2,610           191          1,466
   1/1/96    Houston/Westheimer                              -        1,508          2,274           301          1,304
   1/1/96    San Pablo/San Pablo                             -          565          1,232           168            713
   1/1/96    Bowie/Woodcliff                                 -          718          2,336           259          1,292
   1/1/96    Milwaukee/S. 84th                               -          444          1,868           343          1,091
   1/1/96    Clinton/Malcolm Road                            -          593          2,123           261          1,187
   1/3/96    San Gabriel                                     -        1,005          2,345           417              -
   1/5/96    San Francisco, Second St.                       -        2,880          6,814           210              -
  1/12/96    San Antonio, TX                                 -          912          2,170            93              -
  2/29/96    Naples, FL/Old US 41                            -          849          2,016           255              -
  2/29/96    Lake Worth, FL/S. Military Tr.                  -        1,782          4,723           124              -
  2/29/96    Brandon, FL/W Brandon Blvd.                     -        1,928          4,523         1,010              -
  2/29/96    Coral Springs FL/W Sample Rd.                   -        3,480          8,148            26              -
  2/29/96    Delray Beach FL/S Military Tr.                  -          941          2,222           193              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


   1/1/96    Orland Hills/W. 159th                            917        4,086        5,003         1,697
   1/1/96    Merrionette Park                                 818        3,325        4,143         1,317
   1/1/96    Denver/S Quebec                                1,849        3,488        5,337         1,320
   1/1/96    Tigard/S.W. Pacific                              633        2,122        2,755           835
   1/1/96    Coram/Middle Count                               507        2,387        2,894           925
   1/1/96    Houston/FM 1960                                  635        2,321        2,956           968
   1/1/96    Kent/Military Trail                              409        2,929        3,338         1,130
   1/1/96    Turnersville/Black                               165        2,285        2,450           908
   1/1/96    Sewell/Rts. 553                                  323        1,937        2,260           776
   1/1/96    Maple Shade/Fellowship                           331        2,390        2,721           924
   1/1/96    Hyattsville/Kenilworth                           508        2,965        3,473         1,142
   1/1/96    Waterbury/Captain                                434        3,461        3,895         1,216
   1/1/96    Bedford Hts/Miles                                835        2,818        3,653         1,174
   1/1/96    Livonia/Newburgh                                 635        2,363        2,998           901
   1/1/96    Sunland/Sunland Blvd.                            631        3,187        3,818         1,197
   1/1/96    Des Moines                                       447        2,248        2,695           891
   1/1/96    Oxonhill/Indianhead                              772        3,541        4,313         1,387
   1/1/96    Sacramento/N. 16th                               581        4,268        4,849         1,387
   1/1/96    Houston/Westheimer                             1,508        3,879        5,387         1,564
   1/1/96    San Pablo/San Pablo                              565        2,113        2,678           818
   1/1/96    Bowie/Woodcliff                                  718        3,887        4,605         1,413
   1/1/96    Milwaukee/S. 84th                                444        3,302        3,746         1,274
   1/1/96    Clinton/Malcolm Road                             592        3,572        4,164         1,332
   1/3/96    San Gabriel                                    1,005        2,762        3,767         1,281
   1/5/96    San Francisco, Second St.                      2,879        7,025        9,904         3,216
  1/12/96    San Antonio, TX                                  912        2,263        3,175         1,037
  2/29/96    Naples, FL/Old US 41                             849        2,271        3,120         1,067
  2/29/96    Lake Worth, FL/S. Military Tr.                 1,781        4,848        6,629         2,173
  2/29/96    Brandon, FL/W Brandon Blvd.                    1,928        5,533        7,461         2,922
  2/29/96    Coral Springs FL/W Sample Rd.                  3,479        8,175       11,654         3,662
  2/29/96    Delray Beach FL/S Military Tr.                   940        2,416        3,356         1,142

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  2/29/96    Jupiter FL/Military Trail                       -        2,280          5,347           347              -
  2/29/96    Lakeworth FL/Lake Worth Rd                      -          737          1,742           185              -
  2/29/96    New Port Richey/State Rd 54                     -          857          2,025           270              -
  2/29/96    Sanford FL/S Orlando Dr                         -          734          1,749         2,050              -
   3/8/96    Atlanta/Roswell                                 -          898          3,649           129              -
  3/31/96    Oakland                                         -        1,065          2,764           455              -
  3/31/96    Saratoga                                        -        2,339          6,081           229              -
  3/31/96    Randallstown                                    -        1,359          3,527           434              -
  3/31/96    Plano                                           -          650          1,682           129              -
  3/31/96    Houston                                         -          543          1,402           141              -
  3/31/96    Irvine                                          -        1,920          4,975         1,086              -
  3/31/96    Milwaukee                                       -          542          1,402           159              -
  3/31/96    Carrollton                                      -          578          1,495           108              -
  3/31/96    Torrance                                        -        1,415          3,675           183              -
  3/31/96    Jacksonville                                    -          713          1,845           222              -
  3/31/96    Dallas                                          -          315            810         1,757              -
  3/31/96    Houston                                         -          669          1,724           583              -
  3/31/96    Baltimore                                       -          842          2,180           286              -
  3/31/96    New Haven                                       -          740          1,907          (155)             -
   4/1/96    Chicago/Pulaski                                 -          764          1,869           300              -
   4/1/96    Las Vegas/Desert Inn                            -        1,115          2,729           176              -
   4/1/96    Torrance/Crenshaw                               -          916          2,243           142              -
   4/1/96    Weymouth                                        -          485          1,187           336              -
   4/1/96    St. Louis/Barrett Station Road                  -          630          1,542           143              -
   4/1/96    Rockville/Randolph                              -        1,153          2,823           280              -
   4/1/96    Simi Valley/East Street                         -          970          2,374            76              -
   4/1/96    Houston/Westheimer                              -        1,390          3,402         6,250              -
   4/3/96    Naples                                          -        1,187          2,809           295              -
  6/26/96    Boca Raton                                      -        3,180          7,468           519              -
  6/28/96    Venice                                          -          669          1,575           188              -
  6/30/96    Las Vegas                                       -          921          2,155           352              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  2/29/96    Jupiter FL/Military Trail                      2,279        5,695        7,974         2,594
  2/29/96    Lakeworth FL/Lake Worth Rd                       736        1,928        2,664           905
  2/29/96    New Port Richey/State Rd 54                      856        2,296        3,152         1,078
  2/29/96    Sanford FL/S Orlando Dr                          974        3,559        4,533         1,637
   3/8/96    Atlanta/Roswell                                  898        3,778        4,676         1,688
  3/31/96    Oakland                                        1,065        3,219        4,284         1,485
  3/31/96    Saratoga                                       2,339        6,310        8,649         2,789
  3/31/96    Randallstown                                   1,359        3,961        5,320         1,798
  3/31/96    Plano                                            649        1,812        2,461           846
  3/31/96    Houston                                          543        1,543        2,086           723
  3/31/96    Irvine                                         1,920        6,061        7,981         2,619
  3/31/96    Milwaukee                                        542        1,561        2,103           732
  3/31/96    Carrollton                                       578        1,603        2,181           746
  3/31/96    Torrance                                       1,415        3,858        5,273         1,750
  3/31/96    Jacksonville                                     712        2,068        2,780         1,001
  3/31/96    Dallas                                           315        2,567        2,882           823
  3/31/96    Houston                                          669        2,307        2,976         1,174
  3/31/96    Baltimore                                        842        2,466        3,308         1,153
  3/31/96    New Haven                                        667        1,825        2,492           881
   4/1/96    Chicago/Pulaski                                  763        2,170        2,933           893
   4/1/96    Las Vegas/Desert Inn                           1,115        2,905        4,020         1,251
   4/1/96    Torrance/Crenshaw                                916        2,385        3,301         1,003
   4/1/96    Weymouth                                         485        1,523        2,008           583
   4/1/96    St. Louis/Barrett Station Road                   630        1,685        2,315           696
   4/1/96    Rockville/Randolph                             1,153        3,103        4,256         1,291
   4/1/96    Simi Valley/East Street                          970        2,450        3,420         1,014
   4/1/96    Houston/Westheimer                             1,389        9,653       11,042         3,440
   4/3/96    Naples                                         1,186        3,105        4,291         1,452
  6/26/96    Boca Raton                                     3,179        7,988       11,167         3,689
  6/28/96    Venice                                           669        1,763        2,432           828
  6/30/96    Las Vegas                                        921        2,507        3,428         1,175

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  6/30/96    Bedford Park                                    -          606          1,419           261              -
  6/30/96    Los Angeles                                     -          692          1,616           142              -
  6/30/96    Silver Spring                                   -        1,513          3,535           308              -
  6/30/96    Newark                                          -        1,051          2,458           135              -
  6/30/96    Brooklyn                                        -          783          1,830           975              -
   7/2/96    Glen Burnie/Furnace Br Rd                       -        1,755          4,150           758              -
  7/22/96    Lakewood/W Hampton                              -          717          2,092            93              -
  8/13/96    Norcross/Holcomb Bridge Rd                      -          955          3,117           176              -
   9/5/96    Spring Valley/S Pascack rd                      -        1,260          2,966           620              -
  9/16/96    Dallas/Royal Lane                               -        1,008          2,426           234              -
  9/16/96    Colorado Springs/Tomah Drive                    -          731          1,759           141              -
  9/16/96    Lewisville/S. Stemmons                          -          603          1,451           165              -
  9/16/96    Las Vegas/Boulder Hwy.                          -          947          2,279           403              -
  9/16/96    Sarasota/S. Tamiami Trail                       -          584          1,407         1,455              -
  9/16/96    Willow Grove/Maryland Road                      -          673          1,620           161              -
  9/16/96    Houston/W. Montgomery Rd.                       -          524          1,261           210              -
  9/16/96    Denver/W. Hampden                               -        1,084          2,609           227              -
  9/16/96    Littleton/Southpark Way                         -          922          2,221           375              -
  9/16/96    Petaluma/Baywood Drive                          -          861          2,074           174              -
  9/16/96    Canoga Park/Sherman Way                         -        1,543          3,716           605              -
  9/16/96    Jacksonville/South Lane Ave.                    -          554          1,334           288              -
  9/16/96    Newport News/Warwick Blvd.                      -          575          1,385           191              -
  9/16/96    Greenbrook/Route 22                             -        1,227          2,954           626              -
  9/16/96    Monsey/Route 59                                 -        1,068          2,572           203              -
  9/16/96    Santa Rosa/Santa Rosa Ave.                      -          575          1,385           129              -
  9/16/96    Fort Worth/Brentwood                            -          823          2,016           168              -
  9/16/96    Glendale/San Fernando Road                      -        2,500          6,124           239              -
  9/16/96    Houston/Harwin                                  -          549          1,344           186              -
  9/16/96    Irvine/Cowan Street                             -        1,890          4,631           361              -
  9/16/96    Fairfield/Dixie Highway                         -          427          1,046           149              -
  9/16/96    Mesa/Country Club Drive                         -          701          1,718           499              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  6/30/96    Bedford Park                                     606        1,680        2,286           815
  6/30/96    Los Angeles                                      691        1,759        2,450           794
  6/30/96    Silver Spring                                  1,513        3,843        5,356         1,759
  6/30/96    Newark                                         1,051        2,593        3,644         1,153
  6/30/96    Brooklyn                                         783        2,805        3,588         1,271
   7/2/96    Glen Burnie/Furnace Br Rd                      1,755        4,908        6,663         1,995
  7/22/96    Lakewood/W Hampton                               716        2,186        2,902           937
  8/13/96    Norcross/Holcomb Bridge Rd                       954        3,294        4,248         1,435
   9/5/96    Spring Valley/S Pascack rd                     1,260        3,586        4,846         1,659
  9/16/96    Dallas/Royal Lane                              1,007        2,661        3,668         1,192
  9/16/96    Colorado Springs/Tomah Drive                     730        1,901        2,631           826
  9/16/96    Lewisville/S. Stemmons                           603        1,616        2,219           724
  9/16/96    Las Vegas/Boulder Hwy.                           946        2,683        3,629         1,259
  9/16/96    Sarasota/S. Tamiami Trail                        584        2,862        3,446           850
  9/16/96    Willow Grove/Maryland Road                       673        1,781        2,454           764
  9/16/96    Houston/W. Montgomery Rd.                        523        1,472        1,995           696
  9/16/96    Denver/W. Hampden                              1,083        2,837        3,920         1,240
  9/16/96    Littleton/Southpark Way                          922        2,596        3,518         1,199
  9/16/96    Petaluma/Baywood Drive                           861        2,248        3,109           999
  9/16/96    Canoga Park/Sherman Way                        1,543        4,321        5,864         2,037
  9/16/96    Jacksonville/South Lane Ave.                     554        1,622        2,176           752
  9/16/96    Newport News/Warwick Blvd.                       575        1,576        2,151           727
  9/16/96    Greenbrook/Route 22                            1,226        3,581        4,807         1,526
  9/16/96    Monsey/Route 59                                1,068        2,775        3,843         1,192
  9/16/96    Santa Rosa/Santa Rosa Ave.                       575        1,514        2,089           670
  9/16/96    Fort Worth/Brentwood                             823        2,184        3,007           959
  9/16/96    Glendale/San Fernando Road                     2,499        6,364        8,863         2,676
  9/16/96    Houston/Harwin                                   549        1,530        2,079           697
  9/16/96    Irvine/Cowan Street                            1,890        4,992        6,882         2,141
  9/16/96    Fairfield/Dixie Highway                          427        1,195        1,622           533
  9/16/96    Mesa/Country Club Drive                          701        2,217        2,918           951

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  9/16/96    San Francisco/Geary Blvd.                       -        2,957          7,244           463              -
  9/16/96    Houston/Gulf Freeway                            -          701          1,718         4,984              -
  9/16/96    Las Vegas/S. Decatur Blvd.                      -        1,037          2,539           259              -
  9/16/96    Tempe/McKellips Road                            -          823          1,972           412              -
  9/16/96    Richland Hills/Airport Fwy.                     -          473          1,158           209              -
  10/11/96   Hampton/Pembroke Road                           -        1,080          2,346          (169)             -
  10/11/96   Norfolk/Widgeon Road                            -        1,110          2,405          (293)             -
  10/11/96   Richmond/Bloom Lane                             -        1,188          2,512          (116)             -
  10/11/96   Virginia Beach/Southern Blvd                    -          282            610           272              -
  10/11/96   Chesapeake/Military Hwy                         -          912          1,974           457              -
  10/11/96   Richmond/Midlothian Park                        -          762          1,588           540              -
  10/11/96   Roanoke/Peters Creek Road                       -          819          1,776           312              -
  10/11/96   Orlando/E Oakridge Rd                           -          927          2,020           312              -
  10/11/96   Orlando/South Hwy 17-92                         -        1,170          2,549           211              -
  10/25/96   Austin/Renelli                                  -        1,710          3,990           315              -
  10/25/96   Austin/Santiago                                 -          900          2,100           218              -
  10/25/96   Dallas/East N.W. Highway                        -          698          1,628           236              -
  10/25/96   Dallas/Denton Drive                             -          900          2,100           226              -
  10/25/96   Houston/Hempstead                               -          518          1,207           445              -
  10/25/96   Pasadena/So. Shaver                             -          420            980           457              -
  10/31/96   Houston/Joel Wheaton Rd                         -          465          1,085           231              -
  10/31/96   Mt Holly/541 Bypass                             -          360            840           312              -
  11/13/96   Town East/Mesquite                              -          330            770           209              -
  11/14/96   Bossier City LA                                 -          633          1,488           (91)             -
  12/5/96    Lake Forest/Bake Parkway                        -          971          2,173           576              -
  12/16/96   Cherry Hill/Old Cuthbert                        -          645          1,505           656              -
  12/16/96   Oklahoma City/SW 74th                           -          375            875           120              -
  12/16/96   Oklahoma City/S Santa Fe                        -          360            840           167              -
  12/16/96   Oklahoma City/S. May                            -          360            840           143              -
  12/16/96   Arlington/S. Watson Rd.                         -          930          2,170           710              -
  12/16/96   Richardson/E. Arapaho                           -        1,290          3,010           478              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  9/16/96    San Francisco/Geary Blvd.                      2,957        7,707       10,664         3,287
  9/16/96    Houston/Gulf Freeway                             701        6,702        7,403         1,698
  9/16/96    Las Vegas/S. Decatur Blvd.                     1,036        2,799        3,835         1,208
  9/16/96    Tempe/McKellips Road                             823        2,384        3,207         1,023
  9/16/96    Richland Hills/Airport Fwy.                      472        1,368        1,840           648
  10/11/96   Hampton/Pembroke Road                            914        2,343        3,257           822
  10/11/96   Norfolk/Widgeon Road                             908        2,314        3,222           809
  10/11/96   Richmond/Bloom Lane                              994        2,590        3,584           932
  10/11/96   Virginia Beach/Southern Blvd                     282          882        1,164           480
  10/11/96   Chesapeake/Military Hwy                          912        2,431        3,343         1,193
  10/11/96   Richmond/Midlothian Park                         762        2,128        2,890         1,136
  10/11/96   Roanoke/Peters Creek Road                        819        2,088        2,907           972
  10/11/96   Orlando/E Oakridge Rd                            927        2,332        3,259         1,051
  10/11/96   Orlando/South Hwy 17-92                        1,170        2,760        3,930         1,227
  10/25/96   Austin/Renelli                                 1,710        4,305        6,015         1,884
  10/25/96   Austin/Santiago                                  900        2,318        3,218         1,061
  10/25/96   Dallas/East N.W. Highway                         697        1,865        2,562           841
  10/25/96   Dallas/Denton Drive                              900        2,326        3,226           998
  10/25/96   Houston/Hempstead                                517        1,653        2,170           804
  10/25/96   Pasadena/So. Shaver                              420        1,437        1,857           687
  10/31/96   Houston/Joel Wheaton Rd                          465        1,316        1,781           612
  10/31/96   Mt Holly/541 Bypass                              360        1,152        1,512           570
  11/13/96   Town East/Mesquite                               330          979        1,309           445
  11/14/96   Bossier City LA                                  557        1,473        2,030           529
  12/5/96    Lake Forest/Bake Parkway                         972        2,748        3,720         1,049
  12/16/96   Cherry Hill/Old Cuthbert                         645        2,161        2,806         1,089
  12/16/96   Oklahoma City/SW 74th                            375          995        1,370           452
  12/16/96   Oklahoma City/S Santa Fe                         360        1,007        1,367           486
  12/16/96   Oklahoma City/S. May                             360          983        1,343           470
  12/16/96   Arlington/S. Watson Rd.                          930        2,880        3,810         1,305
  12/16/96   Richardson/E. Arapaho                          1,290        3,488        4,778         1,518

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  12/23/96   Eagle Rock/Colorado                             -          330            813           425              -
  12/23/96   Upper Darby/Lansdowne                           -          899          2,272           266              -
  12/23/96   Plymouth Meeting /Chemical                      -        1,109          2,802           227              -
  12/23/96   Philadelphia/Byberry                            -        1,019          2,575           306              -
  12/23/96   Ft. Lauderdale/State Road                       -        1,199          3,030           300              -
  12/23/96   Englewood/Costilla                              -        1,739          4,393           179              -
  12/23/96   Lilburn/Beaver Ruin Road                        -          600          1,515           182              -
  12/23/96   Carmichael/Fair Oaks                            -          809          2,045           231              -
  12/23/96   Portland/Division Street                        -          989          2,499           177              -
  12/23/96   Napa/Industrial                                 -          660          1,666           161              -
  12/23/96   Wheatridge/W. 44th Avenue                       -        1,439          3,636           207              -
  12/23/96   Las Vegas/Charleston                            -        1,049          2,651           189              -
  12/23/96   Las Vegas/South Arvill                          -          929          2,348           229              -
  12/23/96   Los Angeles/Santa Monica                        -        3,328          8,407           438              -
  12/23/96   Warren/Schoenherr Rd.                           -          749          1,894           208              -
  12/23/96   Portland/N.E. 71st Avenue                       -          869          2,196           288              -
  12/23/96   Broadview/S. 25th Avenue                        -        1,289          3,257           369              -
  12/23/96   Winter Springs/W. St. Rte 434                   -          689          1,742           154              -
  12/23/96   Tampa/15th Street                               -          420          1,060           352              -
  12/23/96   Pompano Beach/S. Dixie Hwy.                     -          930          2,292           395              -
  12/23/96   Overland Park/Mastin                            -          990          2,440         3,272              -
  12/23/96   Auburn/R Street                                 -          690          1,700           215              -
  12/23/96   Federal Heights/W. 48th Ave.                    -          720          1,774           196              -
  12/23/96   Decatur/Covington                               -          930          2,292           275              -
  12/23/96   Forest Park/Jonesboro Rd.                       -          540          1,331           281              -
  12/23/96   Mangonia Park/Australian Ave.                   -          840          2,070           182              -
  12/23/96   Whittier/Colima                                 -          540          1,331           121              -
  12/23/96   Kent/Pacific Hwy South                          -          930          2,292           201              -
  12/23/96   Topeka/8th Street                               -          150            370           456              -
  12/23/96   Denver East Evans                               -        1,740          4,288           276              -
  12/23/96   Pittsburgh/California Ave.                      -          630          1,552           122              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  12/23/96   Eagle Rock/Colorado                              444        1,124        1,568           370
  12/23/96   Upper Darby/Lansdowne                            899        2,538        3,437         1,137
  12/23/96   Plymouth Meeting /Chemical                     1,109        3,029        4,138           935
  12/23/96   Philadelphia/Byberry                           1,019        2,881        3,900         1,220
  12/23/96   Ft. Lauderdale/State Road                      1,199        3,330        4,529         1,448
  12/23/96   Englewood/Costilla                             1,738        4,573        6,311         1,923
  12/23/96   Lilburn/Beaver Ruin Road                         599        1,698        2,297           772
  12/23/96   Carmichael/Fair Oaks                             809        2,276        3,085         1,019
  12/23/96   Portland/Division Street                         989        2,676        3,665         1,153
  12/23/96   Napa/Industrial                                  659        1,828        2,487           814
  12/23/96   Wheatridge/W. 44th Avenue                      1,439        3,843        5,282         1,635
  12/23/96   Las Vegas/Charleston                           1,049        2,840        3,889         1,217
  12/23/96   Las Vegas/South Arvill                           929        2,577        3,506         1,094
  12/23/96   Los Angeles/Santa Monica                       3,327        8,846       12,173         3,673
  12/23/96   Warren/Schoenherr Rd.                            749        2,102        2,851           933
  12/23/96   Portland/N.E. 71st Avenue                        869        2,484        3,353         1,120
  12/23/96   Broadview/S. 25th Avenue                       1,289        3,626        4,915         1,597
  12/23/96   Winter Springs/W. St. Rte 434                    689        1,896        2,585           824
  12/23/96   Tampa/15th Street                                420        1,412        1,832           690
  12/23/96   Pompano Beach/S. Dixie Hwy.                      930        2,687        3,617         1,251
  12/23/96   Overland Park/Mastin                           1,306        5,396        6,702         1,710
  12/23/96   Auburn/R Street                                  690        1,915        2,605           879
  12/23/96   Federal Heights/W. 48th Ave.                     720        1,970        2,690           843
  12/23/96   Decatur/Covington                                930        2,567        3,497         1,137
  12/23/96   Forest Park/Jonesboro Rd.                        540        1,612        2,152           700
  12/23/96   Mangonia Park/Australian Ave.                    840        2,252        3,092           972
  12/23/96   Whittier/Colima                                  540        1,452        1,992           628
  12/23/96   Kent/Pacific Hwy South                           930        2,493        3,423         1,091
  12/23/96   Topeka/8th Street                                150          826          976           297
  12/23/96   Denver East Evans                              1,740        4,564        6,304         1,929
  12/23/96   Pittsburgh/California Ave.                       630        1,674        2,304           737

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  12/23/96   Ft. Lauderdale/Powerline                        -          660          1,626           363              -
  12/23/96   Philadelphia/Oxford                             -          900          2,218           216              -
  12/23/96   Dallas/Lemmon Ave.                              -        1,710          4,214           184              -
  12/23/96   Alsip/115th Street                              -          750          1,848         4,611              -
  12/23/96   Green Acres/Jog Road                            -          600          1,479           120              -
  12/23/96   Pompano Beach/Sample Road                       -        1,320          3,253           150              -
  12/23/96   Wyndmoor/Ivy Hill                               -        2,160          5,323           286              -
  12/23/96   W. Palm Beach/Belvedere                         -          960          2,366           230              -
  12/23/96   Renton  174th St.                               -          960          2,366           313              -
  12/23/96   Sacramento/Northgate                            -        1,021          2,647           184              -
  12/23/96   Phoenix/19th Avenue                             -          991          2,569           244              -
  12/23/96   Bedford Park/Cicero                             -        1,321          3,426           419              -
  12/23/96   Lake Worth/Lk Worth                             -        1,111          2,880           278              -
  12/23/96   Arlington/Algonquin                             -          991          2,569           875              -
  12/23/96   Seattle/15th Avenue                             -          781          2,024           278              -
  12/23/96   Southington/Spring                              -          811          2,102           320              -
  12/23/96   Clifton/Broad Street                            -        1,411          3,659           237              -
  12/23/96   Hillside/Glenwood                               -          563          4,051           419              -
  12/23/96   Nashville/Dickerson Pike                        -          990          2,440           235              -
  12/23/96   Madison/Gallatin Road                           -          780          1,922           307              -
  12/30/96   Concorde/Treat                                  -        1,396          3,258           319              -
  12/30/96   Virginia Beach                                  -          535          1,248           166              -
  12/30/96   San Mateo                                       -        2,408          5,619           225              -
  1/22/97    Austin, 1033 E. 41 Street                       -          257          3,633           100              -
  4/12/97    Annandale / Backlick                            -          955          2,229           379              -
  4/12/97    Ft. Worth / West Freeway                        -          667          1,556           275              -
  4/12/97    Campbell / S. Curtner                           -        2,550          5,950           724              -
  4/12/97    Aurora / S. Idalia                              -        1,002          2,338           611              -
  4/12/97    Santa Cruz / Capitola                           -        1,037          2,420           337              -
  4/12/97    Indianapolis / Lafayette Road                   -          682          1,590           480              -
  4/12/97    Indianapolis / Route 31                         -          619          1,444           408              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  12/23/96   Ft. Lauderdale/Powerline                         660        1,989        2,649           960
  12/23/96   Philadelphia/Oxford                              900        2,434        3,334         1,063
  12/23/96   Dallas/Lemmon Ave.                             1,710        4,398        6,108         1,859
  12/23/96   Alsip/115th Street                               750        6,459        7,209         1,505
  12/23/96   Green Acres/Jog Road                             600        1,599        2,199           704
  12/23/96   Pompano Beach/Sample Road                      1,320        3,403        4,723         1,441
  12/23/96   Wyndmoor/Ivy Hill                              2,159        5,610        7,769         2,390
  12/23/96   W. Palm Beach/Belvedere                          960        2,596        3,556         1,146
  12/23/96   Renton  174th St.                                960        2,679        3,639         1,189
  12/23/96   Sacramento/Northgate                           1,021        2,831        3,852         1,214
  12/23/96   Phoenix/19th Avenue                              991        2,813        3,804         1,244
  12/23/96   Bedford Park/Cicero                            1,321        3,845        5,166         1,670
  12/23/96   Lake Worth/Lk Worth                            1,111        3,158        4,269         1,373
  12/23/96   Arlington/Algonquin                              991        3,444        4,435         1,514
  12/23/96   Seattle/15th Avenue                              780        2,303        3,083           998
  12/23/96   Southington/Spring                               810        2,423        3,233         1,053
  12/23/96   Clifton/Broad Street                           1,411        3,896        5,307         1,648
  12/23/96   Hillside/Glenwood                                563        4,470        5,033         1,978
  12/23/96   Nashville/Dickerson Pike                         990        2,675        3,665         1,170
  12/23/96   Madison/Gallatin Road                            780        2,229        3,009         1,011
  12/30/96   Concorde/Treat                                 1,396        3,577        4,973         1,481
  12/30/96   Virginia Beach                                   535        1,414        1,949           633
  12/30/96   San Mateo                                      2,408        5,844        8,252         2,433
  1/22/97    Austin, 1033 E. 41 Street                        257        3,733        3,990         1,508
  4/12/97    Annandale / Backlick                             955        2,608        3,563         1,094
  4/12/97    Ft. Worth / West Freeway                         667        1,831        2,498           760
  4/12/97    Campbell / S. Curtner                          2,549        6,675        9,224         2,680
  4/12/97    Aurora / S. Idalia                             1,002        2,949        3,951         1,253
  4/12/97    Santa Cruz / Capitola                          1,037        2,757        3,794         1,124
  4/12/97    Indianapolis / Lafayette Road                    681        2,071        2,752           826
  4/12/97    Indianapolis / Route 31                          619        1,852        2,471           789

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  4/12/97    Farmingdale / Broad Hollow Rd.                  -        1,568          3,658           866              -
  4/12/97    Tyson's Corner / Springhill Rd.                 -        3,861          9,010         1,479              -
  4/12/97    Fountain Valley / Newhope                       -        1,137          2,653           347              -
  4/12/97    Dallas / Winsted                                -        1,375          3,209           513              -
  4/12/97    Columbia / Broad River Rd.                      -          121            282           162              -
  4/12/97    Livermore / S. Front Road                       -          876          2,044           196              -
  4/12/97    Garland / Plano                                 -          889          2,073           244              -
  4/12/97    San Jose / Story Road                           -        1,352          3,156           451              -
  4/12/97    Aurora / Abilene                                -        1,406          3,280           467              -
  4/12/97    Antioch / Sunset Drive                          -        1,035          2,416           266              -
  4/12/97    Rancho Cordova / Sunrise                        -        1,048          2,445           415              -
  4/12/97    Berlin / Wilbur Cross                           -          756          1,764           303              -
  4/12/97    Whittier / Whittier Blvd.                       -          648          1,513           190              -
  4/12/97    Peabody / Newbury Street                        -        1,159          2,704           592              -
  4/12/97    Denver / Blake                                  -          602          1,405           214              -
  4/12/97    Evansville / Green River Road                   -          470          1,096           198              -
  4/12/97    Burien / First Ave. So.                         -          792          1,847           253              -
  4/12/97    Rancho Cordova / Mather Field                   -          494          1,153           386              -
  4/12/97    Sugar Land / Eldridge                           -          705          1,644           234              -
  4/12/97    Columbus / Eastland Drive                       -          602          1,405           334              -
  4/12/97    Slickerville / Black Horse Pike                 -          539          1,258           235              -
  4/12/97    Seattle / Aurora                                -        1,145          2,671           316              -
  4/12/97    Gaithersburg / Christopher Ave.                 -          972          2,268           436              -
  4/12/97    Manchester / Tolland Turnpike                   -          807          1,883           271              -
  6/25/97    L.A./Venice Blvd.                               -          523          1,221         1,797              -
  6/25/97    Kirkland-Totem                                  -        2,131          4,972           255              -
  6/25/97    Idianapolis                                     -          471          1,098           239              -
  6/25/97    Dallas                                          -          699          1,631            87              -
  6/25/97    Atlanta                                         -        1,183          2,761           159              -
  6/25/97    Bensalem                                        -        1,159          2,705           121              -
  6/25/97    Evansville                                      -          429          1,000            60              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  4/12/97    Farmingdale / Broad Hollow Rd.                 1,567        4,525        6,092         1,823
  4/12/97    Tyson's Corner / Springhill Rd.                3,860       10,490       14,350         4,284
  4/12/97    Fountain Valley / Newhope                      1,137        3,000        4,137         1,209
  4/12/97    Dallas / Winsted                               1,375        3,722        5,097         1,528
  4/12/97    Columbia / Broad River Rd.                       121          444          565           242
  4/12/97    Livermore / S. Front Road                        876        2,240        3,116           915
  4/12/97    Garland / Plano                                  888        2,318        3,206           967
  4/12/97    San Jose / Story Road                          1,352        3,607        4,959         1,480
  4/12/97    Aurora / Abilene                               1,405        3,748        5,153         1,562
  4/12/97    Antioch / Sunset Drive                         1,035        2,682        3,717         1,080
  4/12/97    Rancho Cordova / Sunrise                       1,048        2,860        3,908         1,241
  4/12/97    Berlin / Wilbur Cross                            756        2,067        2,823           888
  4/12/97    Whittier / Whittier Blvd.                        648        1,703        2,351           694
  4/12/97    Peabody / Newbury Street                       1,159        3,296        4,455         1,434
  4/12/97    Denver / Blake                                   602        1,619        2,221           686
  4/12/97    Evansville / Green River Road                    470        1,294        1,764           553
  4/12/97    Burien / First Ave. So.                          791        2,101        2,892           899
  4/12/97    Rancho Cordova / Mather Field                    494        1,539        2,033           593
  4/12/97    Sugar Land / Eldridge                            705        1,878        2,583           801
  4/12/97    Columbus / Eastland Drive                        602        1,739        2,341           761
  4/12/97    Slickerville / Black Horse Pike                  539        1,493        2,032           667
  4/12/97    Seattle / Aurora                               1,144        2,988        4,132         1,234
  4/12/97    Gaithersburg / Christopher Ave.                  972        2,704        3,676         1,085
  4/12/97    Manchester / Tolland Turnpike                    807        2,154        2,961           887
  6/25/97    L.A./Venice Blvd.                              1,044        2,497        3,541           806
  6/25/97    Kirkland-Totem                                 2,130        5,228        7,358         2,173
  6/25/97    Idianapolis                                      471        1,337        1,808           543
  6/25/97    Dallas                                           699        1,718        2,417           709
  6/25/97    Atlanta                                        1,183        2,920        4,103         1,203
  6/25/97    Bensalem                                       1,159        2,826        3,985         1,154
  6/25/97    Evansville                                       401        1,088        1,489           466

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  6/25/97    Austin                                          -          813          1,897            88              -
  6/25/97    Harbor City                                     -        1,244          2,904           274              -
  6/25/97    Birmingham                                      -          539          1,258           133              -
  6/25/97    Sacramento                                      -          489          1,396          (137)             -
  6/25/97    Carrollton                                      -          441          1,029            45              -
  6/25/97    La Habra                                        -          822          1,918           167              -
  6/25/97    Lombard                                         -        1,527          3,564         1,766              -
  6/25/97    Fairfield                                       -          740          1,727            88              -
  6/25/97    Seattle                                         -        1,498          3,494         9,847              -
  6/25/97    Bellevue                                        -        1,653          3,858           222              -
  6/25/97    Citrus Heights                                  -          642          1,244           566              -
  6/25/97    San Jose                                        -        1,273          2,971            23              -
  6/25/97    Stanton                                         -          948          2,212            70              -
  6/25/97    Garland                                         -          486          1,135           102              -
  6/25/97    Westford                                        -          857          1,999           377              -
  6/25/97    Dallas                                          -        1,627          3,797           702              -
  6/25/97    Wheat Ridge                                     -        1,054          2,459           416              -
  6/25/97    Berlin                                          -          825          1,925           316              -
  6/25/97    Gretna                                          -        1,069          2,494           495              -
  6/25/97    Spring                                          -          461          1,077           217              -
  6/25/97    Sacramento                                      -          592          1,380         1,024              -
  6/25/97    Houston/South Dairyashford                      -          856          1,997           392              -
  6/25/97    Naperville                                      -        1,108          2,585           494              -
  6/25/97    Carrollton                                      -        1,158          2,702           566              -
  6/25/97    Waipahu                                         -        1,620          3,780           786              -
  6/25/97    Davis                                           -          628          1,465           232              -
  6/25/97    Decatur                                         -          951          2,220           419              -
  6/25/97    Jacksonville                                    -          653          1,525           297              -
  6/25/97    Chicoppe                                        -          663          1,546           422              -
  6/25/97    Alexandria                                      -        1,533          3,576           546              -
  6/25/97    Houston/Veterans Memorial Dr.                   -          458          1,070           228              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  6/25/97    Austin                                           813        1,985        2,798           816
  6/25/97    Harbor City                                    1,244        3,178        4,422         1,387
  6/25/97    Birmingham                                       539        1,391        1,930           595
  6/25/97    Sacramento                                       489        1,259        1,748           506
  6/25/97    Carrollton                                       441        1,074        1,515           440
  6/25/97    La Habra                                         822        2,085        2,907           830
  6/25/97    Lombard                                        2,046        4,811        6,857         1,848
  6/25/97    Fairfield                                        740        1,815        2,555           740
  6/25/97    Seattle                                        1,447       13,392       14,839         1,876
  6/25/97    Bellevue                                       1,653        4,080        5,733         1,632
  6/25/97    Citrus Heights                                   642        1,810        2,452           845
  6/25/97    San Jose                                       1,273        2,994        4,267         1,198
  6/25/97    Stanton                                          948        2,282        3,230           931
  6/25/97    Garland                                          486        1,237        1,723           502
  6/25/97    Westford                                         857        2,376        3,233           922
  6/25/97    Dallas                                         1,627        4,499        6,126         1,878
  6/25/97    Wheat Ridge                                    1,054        2,875        3,929         1,151
  6/25/97    Berlin                                           825        2,241        3,066           905
  6/25/97    Gretna                                         1,069        2,989        4,058         1,343
  6/25/97    Spring                                           461        1,294        1,755           543
  6/25/97    Sacramento                                       720        2,276        2,996           858
  6/25/97    Houston/South Dairyashford                       856        2,389        3,245           959
  6/25/97    Naperville                                     1,108        3,079        4,187         1,217
  6/25/97    Carrollton                                     1,158        3,268        4,426         1,343
  6/25/97    Waipahu                                        1,620        4,566        6,186         1,797
  6/25/97    Davis                                            628        1,697        2,325           692
  6/25/97    Decatur                                          951        2,639        3,590         1,108
  6/25/97    Jacksonville                                     653        1,822        2,475           776
  6/25/97    Chicoppe                                         662        1,969        2,631           826
  6/25/97    Alexandria                                     1,532        4,123        5,655         1,650
  6/25/97    Houston/Veterans Memorial Dr.                    458        1,298        1,756           522

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  6/25/97    Los Angeles/Olympic                             -        4,392         10,247         1,272              -
  6/25/97    Littleton                                       -        1,340          3,126           627              -
  6/25/97    Metairie                                        -        1,229          2,868           240              -
  6/25/97    Louisville                                      -          717          1,672           334              -
  6/25/97    East Hazel Crest                                -          753          1,757         2,202              -
  6/25/97    Edmonds                                         -        1,187          2,770           433              -
  6/25/97    Foster City                                     -        1,064          2,483           370              -
  6/25/97    Chicago                                         -        1,160          2,708           542              -
  6/25/97    Philadelphia                                    -          924          2,155           409              -
  6/25/97    Dallas/Vilbig Rd.                               -          508          1,184           271              -
  6/25/97    Staten Island                                   -        1,676          3,910           602              -
  6/25/97    Pelham Manor                                    -        1,209          2,820           790              -
  6/25/97    Irving                                          -          469          1,093           209              -
  6/25/97    Elk Grove                                       -          642          1,497           307              -
  6/25/97    LAX                                             -        1,312          3,062           558              -
  6/25/97    Denver                                          -        1,316          3,071           738              -
  6/25/97    Plano                                           -        1,369          3,193           553              -
  6/25/97    Lynnwood                                        -          839          1,959           372              -
  6/25/97    Lilburn                                         -          507          1,182           394              -
  6/25/97    Parma                                           -          881          2,055           699              -
  6/25/97    Davie                                           -        1,086          2,533           640              -
  6/25/97    Allen Park                                      -          953          2,223           572              -
  6/25/97    Aurora                                          -          808          1,886           462              -
  6/25/97    San Diego/16th Street                           -          932          2,175           632              -
  6/25/97    Sterling Heights                                -          766          1,787           605              -
  6/25/97    East L.A./Boyle Heights                         -          957          2,232           517              -
  6/25/97    Springfield/Alban Station                       -        1,317          3,074           854              -
  6/25/97    Littleton                                       -          868          2,026           507              -
  6/25/97    Sacramento/57th Street                          -          869          2,029           499              -
  6/25/97    Miami                                           -        1,762          4,111         1,030              -
  8/13/97    Santa Monica / Wilshire Blvd.                   -        2,040          4,760           329              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  6/25/97    Los Angeles/Olympic                            4,391       11,520       15,911         4,525
  6/25/97    Littleton                                      1,339        3,754        5,093         1,530
  6/25/97    Metairie                                       1,229        3,108        4,337         1,337
  6/25/97    Louisville                                       716        2,007        2,723           825
  6/25/97    East Hazel Crest                               1,213        3,499        4,712         1,629
  6/25/97    Edmonds                                        1,187        3,203        4,390         1,294
  6/25/97    Foster City                                    1,064        2,853        3,917         1,118
  6/25/97    Chicago                                        1,160        3,250        4,410         1,343
  6/25/97    Philadelphia                                     923        2,565        3,488         1,046
  6/25/97    Dallas/Vilbig Rd.                                507        1,456        1,963           592
  6/25/97    Staten Island                                  1,675        4,513        6,188         1,815
  6/25/97    Pelham Manor                                   1,208        3,611        4,819         1,543
  6/25/97    Irving                                           468        1,303        1,771           547
  6/25/97    Elk Grove                                        642        1,804        2,446           740
  6/25/97    LAX                                            1,312        3,620        4,932         1,497
  6/25/97    Denver                                         1,316        3,809        5,125         1,515
  6/25/97    Plano                                          1,368        3,747        5,115         1,467
  6/25/97    Lynnwood                                         839        2,331        3,170           969
  6/25/97    Lilburn                                          506        1,577        2,083           667
  6/25/97    Parma                                            880        2,755        3,635         1,088
  6/25/97    Davie                                          1,085        3,174        4,259         1,307
  6/25/97    Allen Park                                       953        2,795        3,748         1,138
  6/25/97    Aurora                                           808        2,348        3,156           948
  6/25/97    San Diego/16th Street                            932        2,807        3,739         1,204
  6/25/97    Sterling Heights                                 766        2,392        3,158           948
  6/25/97    East L.A./Boyle Heights                          956        2,750        3,706         1,106
  6/25/97    Springfield/Alban Station                      1,317        3,928        5,245         1,515
  6/25/97    Littleton                                        868        2,533        3,401         1,030
  6/25/97    Sacramento/57th Street                           869        2,528        3,397         1,037
  6/25/97    Miami                                          1,762        5,141        6,903         2,039
  8/13/97    Santa Monica / Wilshire Blvd.                  2,040        5,089        7,129         2,085

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  10/1/97    Marietta /Austell Rd                            -          398          1,326           330            681
  10/1/97    Denver / Leetsdale                              -        1,407          1,682           311            952
  10/1/97    Baltimore / York Road                           -        1,538          1,952           759          1,125
  10/1/97    Bolingbrook                                     -          737          1,776           267            927
  10/1/97    Kent / Central                                  -          483          1,321           195            687
  10/1/97    Geneva / Roosevelt                              -          355          1,302           218            665
  10/1/97    Denver / Sheridan                               -          429          1,105           314            587
  10/1/97    Mountlake Terrace                               -        1,017          1,783           242            950
  10/1/97    Carol Stream/ St.Charles                        -          185          1,187           227            591
  10/1/97    Marietta / Cobb Park                            -          420          1,131           317            619
  10/1/97    Venice / Rose                                   -        5,468          5,478           852          3,117
  10/1/97    Ventura / Ventura Blvd                          -          911          2,227           415          1,146
  10/1/97    Studio City/ Ventura                            -        2,421          1,610           192            995
  10/1/97    Madison Heights                                 -          428          1,686         2,596          1,014
  10/1/97    Lax / Imperial                                  -        1,662          2,079           206          1,159
  10/1/97    Justice / Industrial                            -          233          1,181           176            589
  10/1/97    Burbank / San Fernando                          -        1,825          2,210           292          1,223
  10/1/97    Pinole / Appian Way                             -          728          1,827           230            935
  10/1/97    Denver / Tamarac Park                           -        2,545          1,692           452          1,127
  10/1/97    Gresham / Powell                                -          322          1,298           216            646
  10/1/97    Warren / Mound Road                             -          268          1,025           210            528
  10/1/97    Woodside/Brooklyn                               -        5,016          3,950           920          3,195
  10/1/97    Enfield / Elm Street                            -          399          1,900           318            945
  10/1/97    Roselle / Lake Street                           -          312          1,411           216            710
  10/1/97    Milwaukee / Appleton                            -          324          1,385           274            706
  10/1/97    Emeryville / Bay St                             -        1,602          1,830           252          1,091
  10/1/97    Monterey / Del Rey                              -          257          1,048           229            563
  10/1/97    San Leandro / Washington                        -          660          1,142           173            653
  10/1/97    Boca Raton / N.W. 20                            -        1,140          2,256           455          1,198
  10/1/97    Washington Dc/So Capital                        -        1,437          4,489           473          2,274
  10/1/97    Lynn / Lynnway                                  -          463          3,059           471          1,513

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  10/1/97    Marietta /Austell Rd                             440        2,295        2,735           891
  10/1/97    Denver / Leetsdale                             1,554        2,798        4,352         1,118
  10/1/97    Baltimore / York Road                          1,700        3,674        5,374         1,429
  10/1/97    Bolingbrook                                      814        2,893        3,707         1,138
  10/1/97    Kent / Central                                   533        2,153        2,686           850
  10/1/97    Geneva / Roosevelt                               392        2,148        2,540           862
  10/1/97    Denver / Sheridan                                474        1,961        2,435           755
  10/1/97    Mountlake Terrace                              1,123        2,869        3,992         1,086
  10/1/97    Carol Stream/ St.Charles                         205        1,985        2,190           768
  10/1/97    Marietta / Cobb Park                             464        2,023        2,487           804
  10/1/97    Venice / Rose                                  6,041        8,874       14,915         3,141
  10/1/97    Ventura / Ventura Blvd                         1,006        3,693        4,699         1,385
  10/1/97    Studio City/ Ventura                           2,675        2,543        5,218           972
  10/1/97    Madison Heights                                  473        5,251        5,724           995
  10/1/97    Lax / Imperial                                 1,836        3,270        5,106         1,291
  10/1/97    Justice / Industrial                             258        1,921        2,179           752
  10/1/97    Burbank / San Fernando                         2,016        3,534        5,550         1,338
  10/1/97    Pinole / Appian Way                              804        2,916        3,720         1,126
  10/1/97    Denver / Tamarac Park                          2,812        3,004        5,816         1,266
  10/1/97    Gresham / Powell                                 356        2,126        2,482           790
  10/1/97    Warren / Mound Road                              296        1,735        2,031           649
  10/1/97    Woodside/Brooklyn                              5,541        7,540       13,081         2,369
  10/1/97    Enfield / Elm Street                             441        3,121        3,562         1,125
  10/1/97    Roselle / Lake Street                            344        2,305        2,649           884
  10/1/97    Milwaukee / Appleton                             357        2,332        2,689           874
  10/1/97    Emeryville / Bay St                            1,770        3,005        4,775         1,130
  10/1/97    Monterey / Del Rey                               284        1,813        2,097           634
  10/1/97    San Leandro / Washington                         729        1,899        2,628           708
  10/1/97    Boca Raton / N.W. 20                           1,259        3,790        5,049         1,325
  10/1/97    Washington Dc/So Capital                       1,588        7,085        8,673         2,326
  10/1/97    Lynn / Lynnway                                   511        4,995        5,506         1,810

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  10/1/97    Pompano Beach                                   -        1,077          1,527           737            869
  10/1/97    Lake Oswego/ N.State                            -          465          1,956           283            972
  10/1/97    Daly City / Mission                             -          389          2,921           251          1,389
  10/1/97    Odenton / Route 175                             -          456          2,104           416          1,053
  10/1/97    Novato / Landing                                -        2,416          3,496           282          1,706
  10/1/97    St. Louis / Lindberg                            -          584          1,508           347            711
  10/1/97    Oakland/International                           -          358          1,568           258            700
  10/1/97    Stockton / March Lane                           -          663          1,398           217            657
  10/1/97    Des Plaines / Golf Rd                           -        1,363          3,093           261          1,118
  10/1/97    Morton Grove / Wauke                            -        2,658          3,232         6,285            822
  10/1/97    Los Angeles / Jefferson                         -        1,090          1,580           261            820
  10/1/97    Los Angeles / Martin                            -          869          1,152           119            717
  10/1/97    San Leandro / E. 14th                           -          627          1,289           114            608
  10/1/97    Tucson / Tanque Verde                           -          345          1,709           322            709
  10/1/97    Randolph / Warren St                            -        2,330          1,914           531          1,332
  10/1/97    Forrestville / Penn.                            -        1,056          2,347           355          1,114
  10/1/97    Bridgeport                                      -        4,877          2,739           715          1,651
  10/1/97    North Hollywood/Vine                            -          906          2,379           234          1,211
  10/1/97    Santa Cruz / Portola                            -          535          1,526           186            761
  10/1/97    Hyde Park / River St                            -          626          1,748           419            665
  10/1/97    Dublin / San Ramon Rd                           -          942          1,999           189            803
  10/1/97    Vallejo / Humboldt                              -          473          1,651           196            757
  10/1/97    Fremont/Warm Springs                            -          848          2,885           277          1,105
  10/1/97    Seattle / Stone Way                             -          829          2,180           357          1,080
  10/1/97    W. Olympia                                      -          149          1,096           295            452
  10/1/97    Mercer/Parkside Ave                             -          359          1,763           286            962
  10/1/97    Bridge Water / Main                             -          445          2,054           319            811
  10/1/97    Norwalk / Hoyt Street                           -        2,369          3,049           593          1,391
  11/2/97    Lansing                                         -          758          1,768           (79)             -
  11/7/97    Phoenix                                         -        1,197          2,793           254              -
  11/13/97   Tinley Park                                     -        1,422          3,319           106              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  10/1/97    Pompano Beach                                  1,190        3,020        4,210           945
  10/1/97    Lake Oswego/ N.State                             514        3,162        3,676         1,101
  10/1/97    Daly City / Mission                              430        4,520        4,950         1,614
  10/1/97    Odenton / Route 175                              504        3,525        4,029         1,141
  10/1/97    Novato / Landing                               2,904        4,996        7,900         1,937
  10/1/97    St. Louis / Lindberg                             728        2,422        3,150           960
  10/1/97    Oakland/International                            475        2,409        2,884           909
  10/1/97    Stockton / March Lane                            811        2,124        2,935           793
  10/1/97    Des Plaines / Golf Rd                          1,630        4,205        5,835         1,646
  10/1/97    Morton Grove / Wauke                           3,110        9,887       12,997         2,493
  10/1/97    Los Angeles / Jefferson                        1,322        2,429        3,751           883
  10/1/97    Los Angeles / Martin                           1,066        1,791        2,857           638
  10/1/97    San Leandro / E. 14th                            774        1,864        2,638           694
  10/1/97    Tucson / Tanque Verde                            469        2,616        3,085           959
  10/1/97    Randolph / Warren St                           2,718        3,389        6,107         1,099
  10/1/97    Forrestville / Penn.                           1,312        3,560        4,872         1,354
  10/1/97    Bridgeport                                     5,612        4,370        9,982         1,664
  10/1/97    North Hollywood/Vine                           1,166        3,564        4,730         1,251
  10/1/97    Santa Cruz / Portola                             689        2,319        3,008           835
  10/1/97    Hyde Park / River St                             759        2,699        3,458           964
  10/1/97    Dublin / San Ramon Rd                          1,119        2,814        3,933         1,059
  10/1/97    Vallejo / Humboldt                               620        2,457        3,077           891
  10/1/97    Fremont/Warm Springs                           1,072        4,043        5,115         1,474
  10/1/97    Seattle / Stone Way                            1,078        3,368        4,446         1,150
  10/1/97    W. Olympia                                       209        1,783        1,992           618
  10/1/97    Mercer/Parkside Ave                              503        2,867        3,370           971
  10/1/97    Bridge Water / Main                              576        3,053        3,629         1,061
  10/1/97    Norwalk / Hoyt Street                          2,793        4,609        7,402         1,740
  11/2/97    Lansing                                          730        1,717        2,447           709
  11/7/97    Phoenix                                        1,197        3,047        4,244         1,188
  11/13/97   Tinley Park                                    1,422        3,425        4,847         1,272

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  3/17/98    Houston/De Soto Dr.                             -          659          1,537           163              -
  3/17/98    Houston / East Freeway                          -          593          1,384           278              -
  3/17/98    Austin/Ben White                                -          692          1,614            90              -
  3/17/98    Arlington/E.Pioneer                             -          922          2,152           271              -
  3/17/98    Las Vegas/Tropicana                             -        1,285          2,998           170              -
  3/17/98    Branford / Summit Place                         -          728          1,698           209              -
  3/17/98    Las Vegas / Charleston                          -          791          1,845           127              -
  3/17/98    So. San Francisco                               -        1,550          3,617           233              -
  3/17/98    Pasadena / Arroyo Prkwy                         -        3,005          7,012           253              -
  3/17/98    Tempe / E. Broadway                             -          633          1,476           337              -
  3/17/98    Phoenix / N. 43rd Ave                           -          443          1,033           228              -
  3/17/98    Phoenix/No. 43rd                                -          380            886           485              -
  3/17/98    Phoenix / Black Canyon                          -          380            886           157              -
  3/17/98    Phoenix/Black Canyon                            -          136            317           197              -
  3/17/98    Nesconset / Southern                            -        1,423          3,321           240              -
   4/1/98    St. Louis / Hwy. 141                            -          659          1,628         4,530              -
   4/1/98    Island Park / Austin                            -        2,313          3,015          (633)             -
   4/1/98    Akron / Brittain Rd.                            -          275          2,248          (186)             -
   4/1/98    Patchogue/W.Sunrise                             -          936          2,184           207              -
   4/1/98    Havertown/West Chester                          -        1,254          2,926           137              -
   4/1/98    Schiller Park/River                             -          568          1,390           115              -
   4/1/98    Chicago / Cuyler                                -        1,400          2,695           221              -
   4/1/98    Chicago Heights/West                            -          468          1,804           172              -
   4/1/98    Arlington Hts/University                        -          670          3,004           143              -
   4/1/98    Cicero / Ogden                                  -        1,678          2,266           340              -
   4/1/98    Chicago/W. Howard St.                           -          974          2,875           344              -
   4/1/98    Chicago/N. Western Ave                          -        1,453          3,205           279              -
   4/1/98    Chicago/Northwest Hwy                           -          925          2,412            89              -
   4/1/98    Chicago/N. Wells St.                            -        1,446          2,828           152              -
   4/1/98    Chicago / Pulaski Rd.                           -        1,276          2,858           180              -
   4/1/98    Artesia / Artesia                               -          625          1,419            97              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  3/17/98    Houston/De Soto Dr.                              659        1,700        2,359           665
  3/17/98    Houston / East Freeway                           593        1,662        2,255           657
  3/17/98    Austin/Ben White                                 682        1,714        2,396           645
  3/17/98    Arlington/E.Pioneer                              922        2,423        3,345           961
  3/17/98    Las Vegas/Tropicana                            1,285        3,168        4,453         1,206
  3/17/98    Branford / Summit Place                          727        1,908        2,635           737
  3/17/98    Las Vegas / Charleston                           791        1,972        2,763           754
  3/17/98    So. San Francisco                              1,550        3,850        5,400         1,378
  3/17/98    Pasadena / Arroyo Prkwy                        3,004        7,266       10,270         2,671
  3/17/98    Tempe / E. Broadway                              632        1,814        2,446           694
  3/17/98    Phoenix / N. 43rd Ave                            443        1,261        1,704           517
  3/17/98    Phoenix/No. 43rd                                 379        1,372        1,751           578
  3/17/98    Phoenix / Black Canyon                           379        1,044        1,423           449
  3/17/98    Phoenix/Black Canyon                             136          514          650           294
  3/17/98    Nesconset / Southern                           1,423        3,561        4,984         1,294
   4/1/98    St. Louis / Hwy. 141                           1,344        5,473        6,817         1,598
   4/1/98    Island Park / Austin                           1,373        3,322        4,695         1,219
   4/1/98    Akron / Brittain Rd.                             669        1,668        2,337           564
   4/1/98    Patchogue/W.Sunrise                              936        2,391        3,327           922
   4/1/98    Havertown/West Chester                         1,249        3,068        4,317         1,164
   4/1/98    Schiller Park/River                              568        1,505        2,073           595
   4/1/98    Chicago / Cuyler                               1,400        2,916        4,316         1,150
   4/1/98    Chicago Heights/West                             468        1,976        2,444           793
   4/1/98    Arlington Hts/University                         670        3,147        3,817         1,203
   4/1/98    Cicero / Ogden                                 1,677        2,607        4,284         1,141
   4/1/98    Chicago/W. Howard St.                            974        3,219        4,193         1,245
   4/1/98    Chicago/N. Western Ave                         1,453        3,484        4,937         1,339
   4/1/98    Chicago/Northwest Hwy                            925        2,501        3,426           962
   4/1/98    Chicago/N. Wells St.                           1,446        2,980        4,426         1,141
   4/1/98    Chicago / Pulaski Rd.                          1,276        3,038        4,314         1,130
   4/1/98    Artesia / Artesia                                625        1,516        2,141           690

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


   4/1/98    Arcadia / Lower Azusa                           -          821          1,369           274              -
   4/1/98    Manassas / Centreville                          -          405          2,137           319              -
   4/1/98    La Downtwn/10 Fwy                               -        1,608          3,358           261              -
   4/1/98    Bellevue / Northup                              -        1,232          3,306           567              -
   4/1/98    Hollywood/Cole & Wilshire                       -        1,590          1,785           127              -
   4/1/98    Atlanta/John Wesley                             -        1,233          1,665           230              -
   4/1/98    Montebello/S. Maple                             -        1,274          2,299           134              -
   4/1/98    Lake City/Forest Park                           -          248          1,445           127              -
   4/1/98    Baltimore / W. Patap                            -          403          2,650           183              -
   4/1/98    Fraser/Groesbeck Hwy                            -          368          1,796            95              -
   4/1/98    Vallejo / Mini Drive                            -          560          1,803            93              -
   4/1/98    San Diego/54th & Euclid                         -          952          2,550           305              -
   4/1/98    Miami / 5th Street                              -        2,327          3,234           260              -
   4/1/98    Silver Spring/Hill                              -          922          2,080           200              -
   4/1/98    Chicago/E. 95th St.                             -          397          2,357           177              -
   4/1/98    Chicago / S. Harlem                             -          791          1,424           115              -
   4/1/98    St. Charles /Highway                            -          623          1,501           204              -
   4/1/98    Chicago/Burr Ridge Rd.                          -          421          2,165           245              -
   4/1/98    Yonkers / Route 9a                              -        1,722          3,823           309              -
   4/1/98    Silverlake/Glendale                             -        2,314          5,481           296              -
   4/1/98    Chicago/Harlem Ave                              -        1,430          3,038           163              -
   4/1/98    Bethesda / Butler Rd                            -        1,146          2,509            91              -
   4/1/98    Dundalk / Wise Ave                              -          447          2,005           181              -
   4/1/98    St. Louis / Hwy. 141                            -          659          1,628            71              -
   4/1/98    Island Park / Austin                            -        2,313          3,015           205              -
   4/1/98    Dallas / Kingsly                                -        1,095          1,712           133              -
   5/1/98    Berkeley / 2nd St.                              -        1,914          4,466            23              -
   5/8/98    Cleveland / W. 117th                            -          930          2,277           309              -
   5/8/98    La /Venice Blvd                                 -        1,470          3,599           135              -
   5/8/98    Aurora / Farnsworth                             -          960          2,350           106              -
   5/8/98    Santa Rosa / Hopper                             -        1,020          2,497           131              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                           Gross Carrying Amount
                                                           At December 31, 2006
    Date                                            -------------------------------------- Accumulated
  Acquired                Description                 Land       Buildings      Total     Depreciation
---------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
---------------------------------------------------------------------------------------------------------


   4/1/98    Arcadia / Lower Azusa                           821        1,643        2,464           745
   4/1/98    Manassas / Centreville                          405        2,456        2,861         1,142
   4/1/98    La Downtwn/10 Fwy                             1,607        3,620        5,227         1,631
   4/1/98    Bellevue / Northup                            1,231        3,874        5,105         1,696
   4/1/98    Hollywood/Cole & Wilshire                     1,590        1,912        3,502           855
   4/1/98    Atlanta/John Wesley                           1,233        1,895        3,128           930
   4/1/98    Montebello/S. Maple                           1,273        2,434        3,707         1,090
   4/1/98    Lake City/Forest Park                           248        1,572        1,820           715
   4/1/98    Baltimore / W. Patap                            402        2,834        3,236         1,262
   4/1/98    Fraser/Groesbeck Hwy                            368        1,891        2,259           837
   4/1/98    Vallejo / Mini Drive                            560        1,896        2,456           848
   4/1/98    San Diego/54th & Euclid                         952        2,855        3,807         1,310
   4/1/98    Miami / 5th Street                            2,327        3,494        5,821         1,601
   4/1/98    Silver Spring/Hill                              921        2,281        3,202         1,097
   4/1/98    Chicago/E. 95th St.                             397        2,534        2,931         1,230
   4/1/98    Chicago / S. Harlem                             791        1,539        2,330           746
   4/1/98    St. Charles /Highway                            623        1,705        2,328           825
   4/1/98    Chicago/Burr Ridge Rd.                          421        2,410        2,831         1,098
   4/1/98    Yonkers / Route 9a                            1,722        4,132        5,854         1,940
   4/1/98    Silverlake/Glendale                           2,313        5,778        8,091         2,673
   4/1/98    Chicago/Harlem Ave                            1,430        3,201        4,631         1,502
   4/1/98    Bethesda / Butler Rd                          1,146        2,600        3,746         1,186
   4/1/98    Dundalk / Wise Ave                              447        2,186        2,633           985
   4/1/98    St. Louis / Hwy. 141                            659        1,699        2,358           863
   4/1/98    Island Park / Austin                          2,313        3,220        5,533         1,607
   4/1/98    Dallas / Kingsly                              1,095        1,845        2,940           835
   5/1/98    Berkeley / 2nd St.                            1,837        4,566        6,403         1,685
   5/8/98    Cleveland / W. 117th                            930        2,586        3,516           979
   5/8/98    La /Venice Blvd                               1,470        3,734        5,204         1,339
   5/8/98    Aurora / Farnsworth                             960        2,456        3,416           888
   5/8/98    Santa Rosa / Hopper                           1,020        2,628        3,648           955

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


   5/8/98    Golden Valley / Winn                            -          630          1,542           163              -
   5/8/98    St. Louis / Benham                              -          810          1,983           201              -
   5/8/98    Chicago / S. Chicago                            -          840          2,057           191              -
  10/1/98    El Segundo / Sepulveda                          -        6,586          5,795           225              -
  10/1/98    Atlanta / Memorial Dr.                          -          414          2,239           297              -
  10/1/98    Chicago / W. 79th St                            -          861          2,789           328              -
  10/1/98    Chicago / N. Broadway                           -        1,918          3,824           298              -
  10/1/98    Dallas / Greenville                             -        1,933          2,892           139              -
  10/1/98    Tacoma / Orchard                                -          358          1,987           146              -
  10/1/98    St. Louis / Gravois                             -          312          2,327           321              -
  10/1/98    White Bear Lake                                 -          578          2,079           207              -
  10/1/98    Santa Cruz / Soquel                             -          832          2,385           122              -
  10/1/98    Coon Rapids / Hwy 10                            -          330          1,646           124              -
  10/1/98    Oxnard / Hueneme Rd                             -          923          3,925           231              -
  10/1/98    Vancouver/ Millplain                            -          343          2,000            92              -
  10/1/98    Tigard / Mc Ewan                                -          597          1,652            83              -
  10/1/98    Griffith / Cline                                -          299          2,118            89              -
  10/1/98    Miami / Sunset Drive                            -        1,656          2,321         1,878              -
  10/1/98    Farmington / 9 Mile                             -          580          2,526           239              -
  10/1/98    Los Gatos / University                          -        2,234          3,890           206              -
  10/1/98    N. Hollywood                                    -        1,484          3,143            93              -
  10/1/98    Petaluma / Transport                            -          460          1,840         4,932              -
  10/1/98    Chicago / 111th                                 -          341          2,898         2,294              -
  10/1/98    Upper Darby / Market                            -          808          5,011           244              -
  10/1/98    San Jose / Santa                                -          966          3,870           103              -
  10/1/98    San Diego / Morena                              -        3,173          5,469           196              -
  10/1/98    Brooklyn /Rockaway Ave                          -        6,272          9,691           556              -
  10/1/98    Revere / Charger St                             -        1,997          3,727           477              -
  10/1/98    Las Vegas / E. Charles                          -          602          2,545           275              -
  10/1/98    Laurel / Baltimore Ave                          -        1,899          4,498           204              -
  10/1/98    East La/Figueroa & 4th                          -        1,213          2,689            70              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


   5/8/98    Golden Valley / Winn                             630        1,705        2,335           640
   5/8/98    St. Louis / Benham                               810        2,184        2,994           820
   5/8/98    Chicago / S. Chicago                             840        2,248        3,088           781
  10/1/98    El Segundo / Sepulveda                         6,584        6,022       12,606         2,151
  10/1/98    Atlanta / Memorial Dr.                           414        2,536        2,950           954
  10/1/98    Chicago / W. 79th St                             861        3,117        3,978         1,211
  10/1/98    Chicago / N. Broadway                          1,917        4,123        6,040         1,493
  10/1/98    Dallas / Greenville                            1,933        3,031        4,964         1,088
  10/1/98    Tacoma / Orchard                                 358        2,133        2,491           780
  10/1/98    St. Louis / Gravois                              312        2,648        2,960           936
  10/1/98    White Bear Lake                                  578        2,286        2,864           843
  10/1/98    Santa Cruz / Soquel                              832        2,507        3,339           915
  10/1/98    Coon Rapids / Hwy 10                             330        1,770        2,100           652
  10/1/98    Oxnard / Hueneme Rd                              923        4,156        5,079         1,488
  10/1/98    Vancouver/ Millplain                             342        2,093        2,435           762
  10/1/98    Tigard / Mc Ewan                                 597        1,735        2,332           640
  10/1/98    Griffith / Cline                                 299        2,207        2,506           782
  10/1/98    Miami / Sunset Drive                           2,266        3,589        5,855         1,117
  10/1/98    Farmington / 9 Mile                              580        2,765        3,345           971
  10/1/98    Los Gatos / University                         2,234        4,096        6,330         1,447
  10/1/98    N. Hollywood                                   1,484        3,236        4,720         1,139
  10/1/98    Petaluma / Transport                             857        6,375        7,232         1,598
  10/1/98    Chicago / 111th                                  431        5,102        5,533         1,437
  10/1/98    Upper Darby / Market                             807        5,256        6,063         1,871
  10/1/98    San Jose / Santa                                 966        3,973        4,939         1,415
  10/1/98    San Diego / Morena                             3,173        5,665        8,838         1,994
  10/1/98    Brooklyn /Rockaway Ave                         6,271       10,248       16,519         3,722
  10/1/98    Revere / Charger St                            1,996        4,205        6,201         1,522
  10/1/98    Las Vegas / E. Charles                           602        2,820        3,422         1,065
  10/1/98    Laurel / Baltimore Ave                         1,899        4,702        6,601         1,699
  10/1/98    East La/Figueroa & 4th                         1,213        2,759        3,972           975

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  10/1/98    Oldsmar / Tampa Road                            -          760          2,154         2,770              -
  10/1/98    Ft. Lauderdale /S.W.                            -        1,046          2,928           203              -
  10/1/98    Miami / Nw 73rd St                              -        1,050          3,064           156              -
  12/9/98    Miami / Nw 115th Ave                            -        1,095          2,349         4,920              -
   1/1/99    New Orleans/St.Charles                          -        1,463          2,634          (428)             -
   1/6/99    Brandon / E. Brandon Blvd                       -        1,560          3,695            71              -
  3/12/99    St. Louis / N. Lindbergh Blvd.                  -        1,688          3,939           357              -
  3/12/99    St. Louis /Vandeventer Midtown                  -          699          1,631           267              -
  3/12/99    St. Ann / Maryland Heights                      -        1,035          2,414           304              -
  3/12/99    Florissant / N. Hwy 67                          -          971          2,265           276              -
  3/12/99    Ferguson Area-W.Florissant                      -        1,194          2,732           492              -
  3/12/99    Florissant / New Halls Ferry Rd                 -        1,144          2,670           511              -
  3/12/99    St. Louis / Airport                             -          785          1,833           255              -
  3/12/99    St. Louis/ S.Third St                           -        1,096          2,557           120              -
  3/12/99    Kansas City / E. 47th St.                       -          610          1,424           179              -
  3/12/99    Kansas City /E. 67th Terrace                    -        1,136          2,643           238              -
  3/12/99    Kansas City / James A. Reed Rd                  -          749          1,748           128              -
  3/12/99    Independence / 291                              -          871          2,032           157              -
  3/12/99    Raytown / Woodson Rd                            -          915          2,134           130              -
  3/12/99    Kansas City / 34th Main Street                  -          114          2,599           679              -
  3/12/99    Columbia / River Dr                             -          671          1,566           285              -
  3/12/99    Columbia / Buckner Rd                           -          714          1,665           354              -
  3/12/99    Columbia / Decker Park Rd                       -          605          1,412           119              -
  3/12/99    Columbia / Rosewood Dr                          -          777          1,814           102              -
  3/12/99    W. Columbia / Orchard Dr.                       -          272            634           225              -
  3/12/99    W. Columbia / Airport Blvd                      -          493          1,151           228              -
  3/12/99    Greenville / Whitehorse Rd                      -          882          2,058           141              -
  3/12/99    Greenville / Woods Lake Rd                      -          364            849           136              -
  3/12/99    Mauldin / N. Main Street                        -          571          1,333           142              -
  3/12/99    Simpsonville / Grand View Dr                    -          582          1,358           129              -
  3/12/99    Taylors / Wade Hampton Blvd                     -          650          1,517           134              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                             Gross Carrying Amount
                                                             At December 31, 2006
    Date                                             --------------------------------------- Accumulated
  Acquired                Description                   Land       Buildings      Total     Depreciation
-----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------


  10/1/98    Oldsmar / Tampa Road                            1,049        4,635        5,684         1,385
  10/1/98    Ft. Lauderdale /S.W.                            1,046        3,131        4,177         1,108
  10/1/98    Miami / Nw 73rd St                              1,049        3,221        4,270         1,137
  12/9/98    Miami / Nw 115th Ave                            1,185        7,179        8,364         1,068
   1/1/99    New Orleans/St.Charles                          1,039        2,630        3,669           937
   1/6/99    Brandon / E. Brandon Blvd                       1,560        3,766        5,326         1,126
  3/12/99    St. Louis / N. Lindbergh Blvd.                  1,688        4,296        5,984         1,506
  3/12/99    St. Louis /Vandeventer Midtown                    699        1,898        2,597           634
  3/12/99    St. Ann / Maryland Heights                      1,034        2,719        3,753           941
  3/12/99    Florissant / N. Hwy 67                            971        2,541        3,512           904
  3/12/99    Ferguson Area-W.Florissant                      1,178        3,240        4,418         1,188
  3/12/99    Florissant / New Halls Ferry Rd                 1,144        3,181        4,325         1,131
  3/12/99    St. Louis / Airport                               785        2,088        2,873           734
  3/12/99    St. Louis/ S.Third St                           1,096        2,677        3,773           887
  3/12/99    Kansas City / E. 47th St.                         610        1,603        2,213           577
  3/12/99    Kansas City /E. 67th Terrace                    1,134        2,883        4,017           931
  3/12/99    Kansas City / James A. Reed Rd                    749        1,876        2,625           628
  3/12/99    Independence / 291                                871        2,189        3,060           748
  3/12/99    Raytown / Woodson Rd                              914        2,265        3,179           760
  3/12/99    Kansas City / 34th Main Street                    114        3,278        3,392         1,255
  3/12/99    Columbia / River Dr                               671        1,851        2,522           664
  3/12/99    Columbia / Buckner Rd                             713        2,020        2,733           806
  3/12/99    Columbia / Decker Park Rd                         605        1,531        2,136           551
  3/12/99    Columbia / Rosewood Dr                            777        1,916        2,693           661
  3/12/99    W. Columbia / Orchard Dr.                         272          859        1,131           329
  3/12/99    W. Columbia / Airport Blvd                        493        1,379        1,872           465
  3/12/99    Greenville / Whitehorse Rd                        882        2,199        3,081           745
  3/12/99    Greenville / Woods Lake Rd                        364          985        1,349           367
  3/12/99    Mauldin / N. Main Street                          571        1,475        2,046           542
  3/12/99    Simpsonville / Grand View Dr                      574        1,495        2,069           538
  3/12/99    Taylors / Wade Hampton Blvd                       650        1,651        2,301           582

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  3/12/99    Charleston/Ashley Phosphate                     -          839          1,950           229              -
  3/12/99    N. Charleston / Dorchester Rd                   -          380            886           148              -
  3/12/99    N. Charleston / Dorchester                      -          487          1,137           174              -
  3/12/99    Charleston / Sam Rittenberg Blvd                -          555          1,296           138              -
  3/12/99    Hilton Head / Office Park Rd                    -        1,279          2,985           188              -
  3/12/99    Columbia / Plumbers Rd                          -          368            858           179              -
  3/12/99    Greenville / Pineknoll Rd                       -          927          2,163           230              -
  3/12/99    Hilton Head / Yacht Cove Dr                     -        1,182          2,753           254              -
  3/12/99    Spartanburg / Chesnee Hwy                       -          533          1,244           506              -
  3/12/99    Charleston / Ashley River Rd                    -        1,114          2,581           211              -
  3/12/99    Columbia / Broad River                          -        1,463          3,413           336              -
  3/12/99    Charlotte / East Wt Harris Blvd                 -          736          1,718           149              -
  3/12/99    Charlotte / North Tryon St.                     -          708          1,653           604              -
  3/12/99    Charlotte / South Blvd                          -          641          1,496           196              -
  3/12/99    Kannapolis / Oregon St                          -          463          1,081           170              -
  3/12/99    Durham / E. Club Blvd                           -          947          2,209           176              -
  3/12/99    Durham / N. Duke St.                            -          769          1,794           172              -
  3/12/99    Raleigh / Maitland Dr                           -          679          1,585           233              -
  3/12/99    Greensboro / O'henry Blvd                       -          577          1,345           390              -
  3/12/99    Gastonia / S. York Rd                           -          467          1,089           220              -
  3/12/99    Durham / Kangaroo Dr.                           -        1,102          2,572           469              -
  3/12/99    Pensacola / Brent Lane                          -          402            938           (86)             -
  3/12/99    Pensacola / Creighton Road                      -          454          1,060           122              -
  3/12/99    Jacksonville / Park Avenue                      -          905          2,113           185              -
  3/12/99    Jacksonville / Phillips Hwy                     -          665          1,545           258              -
  3/12/99    Clearwater / Highland Ave                       -          724          1,690           263              -
  3/12/99    Tarpon Springs / Us Highway 19                  -          892          2,081           205              -
  3/12/99    Orlando/S. Orange Blossom Trail                 -        1,229          2,867           240              -
  3/12/99    Casselberry Ii                                  -        1,160          2,708           174              -
  3/12/99    Miami/NW 14th Street                            -        1,739          4,058           221              -
  3/12/99    Tarpon Springs/Highway 19                       -        1,179          2,751           408              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  3/12/99    Charleston/Ashley Phosphate                      823        2,195        3,018           791
  3/12/99    N. Charleston / Dorchester Rd                    379        1,035        1,414           377
  3/12/99    N. Charleston / Dorchester                       487        1,311        1,798           489
  3/12/99    Charleston / Sam Rittenberg Blvd                 555        1,434        1,989           503
  3/12/99    Hilton Head / Office Park Rd                   1,279        3,173        4,452         1,051
  3/12/99    Columbia / Plumbers Rd                           368        1,037        1,405           381
  3/12/99    Greenville / Pineknoll Rd                        927        2,393        3,320           848
  3/12/99    Hilton Head / Yacht Cove Dr                    1,180        3,009        4,189         1,031
  3/12/99    Spartanburg / Chesnee Hwy                        533        1,750        2,283           655
  3/12/99    Charleston / Ashley River Rd                   1,108        2,798        3,906           953
  3/12/99    Columbia / Broad River                         1,463        3,749        5,212         1,302
  3/12/99    Charlotte / East Wt Harris Blvd                  736        1,867        2,603           640
  3/12/99    Charlotte / North Tryon St.                      708        2,257        2,965           770
  3/12/99    Charlotte / South Blvd                           641        1,692        2,333           592
  3/12/99    Kannapolis / Oregon St                           463        1,251        1,714           432
  3/12/99    Durham / E. Club Blvd                            946        2,386        3,332           810
  3/12/99    Durham / N. Duke St.                             769        1,966        2,735           674
  3/12/99    Raleigh / Maitland Dr                            679        1,818        2,497           622
  3/12/99    Greensboro / O'henry Blvd                        576        1,736        2,312           621
  3/12/99    Gastonia / S. York Rd                            466        1,310        1,776           463
  3/12/99    Durham / Kangaroo Dr.                          1,102        3,041        4,143         1,082
  3/12/99    Pensacola / Brent Lane                           228        1,026        1,254           357
  3/12/99    Pensacola / Creighton Road                       454        1,182        1,636           462
  3/12/99    Jacksonville / Park Avenue                       905        2,298        3,203           790
  3/12/99    Jacksonville / Phillips Hwy                      663        1,805        2,468           662
  3/12/99    Clearwater / Highland Ave                        724        1,953        2,677           686
  3/12/99    Tarpon Springs / Us Highway 19                   892        2,286        3,178           812
  3/12/99    Orlando/S. Orange Blossom Trail                1,228        3,108        4,336         1,056
  3/12/99    Casselberry Ii                                 1,160        2,882        4,042           981
  3/12/99    Miami/NW 14th Street                           1,739        4,279        6,018         1,409
  3/12/99    Tarpon Springs/Highway 19                      1,179        3,159        4,338         1,065

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  3/12/99    Ft. Myers / Tamiami Trail South                 -          834          1,945          (244)             -
  3/12/99    Jacksonville / Ft. Caroline Rd.                 -        1,037          2,420           238              -
  3/12/99    Orlando / South Semoran                         -          565          1,319            46              -
  3/12/99    Jacksonville / Southside Blvd.                  -        1,278          2,982           323              -
  3/12/99    Miami / Nw 7th Ave                              -          783          1,827           162              -
  3/12/99    Vero Beach / Us Hwy 1                           -          678          1,583           149              -
  3/12/99    Ponte Vedra / Palm Valley Rd.                   -          745          2,749           713              -
  3/12/99    Miami Lakes / Nw 153rd St.                      -          425            992            72              -
  3/12/99    Deerfield Beach / Sw 10th St.                   -        1,844          4,302            90              -
  3/12/99    Apopka / S. Orange Blossom                      -          307            717           225              -
  3/12/99    Davie / University                              -          313          4,379           311              -
  3/12/99    Arlington / Division                            -          998          2,328            90              -
  3/12/99    Duncanville/S.Cedar Ridge                       -        1,477          3,447           272              -
  3/12/99    Carrollton / Trinity Mills West                 -          530          1,237            99              -
  3/12/99    Houston / Wallisville Rd.                       -          744          1,736           104              -
  3/12/99    Houston / Fondren South                         -          647          1,510           127              -
  3/12/99    Houston / Addicks Satsuma                       -          409            954           144              -
  3/12/99    Addison / Inwood Road                           -        1,204          2,808            62              -
  3/12/99    Garland / Jackson Drive                         -          755          1,761           103              -
  3/12/99    Garland / Buckingham Road                       -          492          1,149           117              -
  3/12/99    Houston / South Main                            -        1,461          3,409           214              -
  3/12/99    Plano / Parker Road-Avenue K                    -        1,517          3,539           164              -
  3/12/99    Houston / Bingle Road                           -          576          1,345           135              -
  3/12/99    Houston / Mangum Road                           -          737          1,719           263              -
  3/12/99    Houston / Hayes Road                            -          916          2,138           120              -
  3/12/99    Katy / Dominion Drive                           -          995          2,321            62              -
  3/12/99    Houston / Fm 1960 West                          -          513          1,198           157              -
  3/12/99    Webster / Fm 528 Road                           -          756          1,764            85              -
  3/12/99    Houston / Loch Katrine Lane                     -          580          1,352           146              -
  3/12/99    Houston / Milwee St.                            -          779          1,815           177              -
  3/12/99    Lewisville / Highway 121                        -          688          1,605           181              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  3/12/99    Ft. Myers / Tamiami Trail South                  834        1,701        2,535           542
  3/12/99    Jacksonville / Ft. Caroline Rd.                1,037        2,658        3,695           926
  3/12/99    Orlando / South Semoran                          565        1,365        1,930           457
  3/12/99    Jacksonville / Southside Blvd.                 1,278        3,305        4,583         1,151
  3/12/99    Miami / Nw 7th Ave                               783        1,989        2,772           715
  3/12/99    Vero Beach / Us Hwy 1                            678        1,732        2,410           575
  3/12/99    Ponte Vedra / Palm Valley Rd.                    745        3,462        4,207         1,163
  3/12/99    Miami Lakes / Nw 153rd St.                       425        1,064        1,489           369
  3/12/99    Deerfield Beach / Sw 10th St.                  1,843        4,393        6,236         1,427
  3/12/99    Apopka / S. Orange Blossom                       307          942        1,249           336
  3/12/99    Davie / University                               313        4,690        5,003         1,477
  3/12/99    Arlington / Division                             997        2,419        3,416           793
  3/12/99    Duncanville/S.Cedar Ridge                      1,477        3,719        5,196         1,274
  3/12/99    Carrollton / Trinity Mills West                  530        1,336        1,866           468
  3/12/99    Houston / Wallisville Rd.                        744        1,840        2,584           612
  3/12/99    Houston / Fondren South                          647        1,637        2,284           560
  3/12/99    Houston / Addicks Satsuma                        409        1,098        1,507           396
  3/12/99    Addison / Inwood Road                          1,203        2,871        4,074           934
  3/12/99    Garland / Jackson Drive                          755        1,864        2,619           614
  3/12/99    Garland / Buckingham Road                        492        1,266        1,758           464
  3/12/99    Houston / South Main                           1,461        3,623        5,084         1,185
  3/12/99    Plano / Parker Road-Avenue K                   1,516        3,704        5,220         1,244
  3/12/99    Houston / Bingle Road                            576        1,480        2,056           531
  3/12/99    Houston / Mangum Road                            737        1,982        2,719           706
  3/12/99    Houston / Hayes Road                             916        2,258        3,174           765
  3/12/99    Katy / Dominion Drive                            994        2,384        3,378           774
  3/12/99    Houston / Fm 1960 West                           513        1,355        1,868           482
  3/12/99    Webster / Fm 528 Road                            756        1,849        2,605           625
  3/12/99    Houston / Loch Katrine Lane                      579        1,499        2,078           506
  3/12/99    Houston / Milwee St.                             778        1,993        2,771           710
  3/12/99    Lewisville / Highway 121                         688        1,786        2,474           590

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  3/12/99    Richardson / Central Expressway                 -          465          1,085           100              -
  3/12/99    Houston / Hwy 6 South                           -          569          1,328            83              -
  3/12/99    Houston / Westheimer West                       -        1,075          2,508            53              -
  3/12/99    Ft. Worth / Granbury Road                       -          763          1,781           103              -
  3/12/99    Houston / New Castle                            -        2,346          5,473         1,291              -
  3/12/99    Dallas / Inwood Road                            -        1,478          3,448           123              -
  3/12/99    Fort Worth / Loop 820 North                     -          729          1,702           195              -
  3/12/99    Arlington / Cooper St                           -          779          1,818           116              -
  3/12/99    Webster / Highway 3                             -          677          1,580            73              -
  3/12/99    Augusta / Peach Orchard Rd                      -          860          2,007           301              -
  3/12/99    Martinez / Old Petersburg Rd                    -          407            950           228              -
  3/12/99    Jonesboro / Tara Blvd                           -          785          1,827           285              -
  3/12/99    Atlanta / Briarcliff Rd                         -        2,171          5,066           270              -
  3/12/99    Decatur / N Decatur Rd                          -          933          2,177           295              -
  3/12/99    Douglasville / Westmoreland                     -          453          1,056           225              -
  3/12/99    Doraville / Mcelroy Rd                          -          827          1,931           253              -
  3/12/99    Roswell / Alpharetta                            -        1,772          4,135           200              -
  3/12/99    Douglasville / Duralee Lane                     -          533          1,244           164              -
  3/12/99    Douglasville / Highway 5                        -          804          1,875           521              -
  3/12/99    Forest Park / Jonesboro                         -          659          1,537           200              -
  3/12/99    Marietta / Whitlock                             -        1,016          2,370           203              -
  3/12/99    Marietta / Cobb                                 -          727          1,696           489              -
  3/12/99    Norcross / Jones Mill Rd                        -        1,142          2,670           194              -
  3/12/99    Norcross / Dawson Blvd                          -        1,232          2,874           402              -
  3/12/99    Forest Park / Old Dixie Hwy                     -          895          2,070           465              -
  3/12/99    Decatur / Covington                             -        1,764          4,116           232              -
  3/12/99    Alpharetta / Maxwell Rd                         -        1,075          2,509           139              -
  3/12/99    Alpharetta / N. Main St                         -        1,240          2,893           111              -
  3/12/99    Atlanta / Bolton Rd                             -          866          2,019           181              -
  3/12/99    Riverdale / Georgia Hwy 85                      -        1,075          2,508           177              -
  3/12/99    Kennesaw / Rutledge Road                        -          803          1,874           416              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  3/12/99    Richardson / Central Expressway                  465        1,185        1,650           427
  3/12/99    Houston / Hwy 6 South                            569        1,411        1,980           467
  3/12/99    Houston / Westheimer West                      1,074        2,562        3,636           829
  3/12/99    Ft. Worth / Granbury Road                        763        1,884        2,647           611
  3/12/99    Houston / New Castle                           2,345        6,765        9,110         2,062
  3/12/99    Dallas / Inwood Road                           1,477        3,572        5,049         1,159
  3/12/99    Fort Worth / Loop 820 North                      729        1,897        2,626           630
  3/12/99    Arlington / Cooper St                            779        1,934        2,713           631
  3/12/99    Webster / Highway 3                              677        1,653        2,330           560
  3/12/99    Augusta / Peach Orchard Rd                       860        2,308        3,168           907
  3/12/99    Martinez / Old Petersburg Rd                     407        1,178        1,585           425
  3/12/99    Jonesboro / Tara Blvd                            784        2,113        2,897           798
  3/12/99    Atlanta / Briarcliff Rd                        2,171        5,336        7,507         1,805
  3/12/99    Decatur / N Decatur Rd                           933        2,472        3,405           851
  3/12/99    Douglasville / Westmoreland                      452        1,282        1,734           516
  3/12/99    Doraville / Mcelroy Rd                           827        2,184        3,011           823
  3/12/99    Roswell / Alpharetta                           1,772        4,335        6,107         1,445
  3/12/99    Douglasville / Duralee Lane                      533        1,408        1,941           509
  3/12/99    Douglasville / Highway 5                         803        2,397        3,200         1,006
  3/12/99    Forest Park / Jonesboro                          658        1,738        2,396           650
  3/12/99    Marietta / Whitlock                            1,016        2,573        3,589           893
  3/12/99    Marietta / Cobb                                  727        2,185        2,912           797
  3/12/99    Norcross / Jones Mill Rd                       1,142        2,864        4,006           995
  3/12/99    Norcross / Dawson Blvd                         1,231        3,277        4,508         1,157
  3/12/99    Forest Park / Old Dixie Hwy                      889        2,541        3,430           915
  3/12/99    Decatur / Covington                            1,763        4,349        6,112         1,419
  3/12/99    Alpharetta / Maxwell Rd                        1,075        2,648        3,723           881
  3/12/99    Alpharetta / N. Main St                        1,240        3,004        4,244           988
  3/12/99    Atlanta / Bolton Rd                              865        2,201        3,066           776
  3/12/99    Riverdale / Georgia Hwy 85                     1,074        2,686        3,760           902
  3/12/99    Kennesaw / Rutledge Road                         803        2,290        3,093           806

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  3/12/99    Lawrenceville / Buford Dr.                      -          256            597            91              -
  3/12/99    Hanover Park / W. Lake Street                   -        1,320          3,081           183              -
  3/12/99    Chicago / W. Jarvis Ave                         -          313            731            82              -
  3/12/99    Chicago / N. Broadway St                        -          535          1,249           287              -
  3/12/99    Carol Stream / Phillips Court                   -          829          1,780           103              -
  3/12/99    Winfield / Roosevelt Road                       -        1,109          2,587           311              -
  3/12/99    Schaumburg / S. Roselle Road                    -          659          1,537           102              -
  3/12/99    Tinley Park / Brennan Hwy                       -          771          1,799           185              -
  3/12/99    Schaumburg / Palmer Drive                       -        1,333          3,111           396              -
  3/12/99    Mobile / Hillcrest Road                         -          554          1,293           171              -
  3/12/99    Mobile / Azalea Road                            -          517          1,206           231              -
  3/12/99    Mobile / Moffat Road                            -          537          1,254           197              -
  3/12/99    Mobile / Grelot Road                            -          804          1,877           200              -
  3/12/99    Mobile / Government Blvd                        -          407            950           165              -
  3/12/99    New Orleans / Tchoupitoulas                     -        1,092          2,548           352              -
  3/12/99    Louisville / Breckenridge Lane                  -          581          1,356           103              -
  3/12/99    Louisville                                      -          554          1,292           154              -
  3/12/99    Louisville / Poplar Level                       -          463          1,080           150              -
  3/12/99    Chesapeake / Western Branch                     -        1,274          2,973           219              -
  3/12/99    Centreville / Lee Hwy                           -        1,650          3,851           196              -
  3/12/99    Sterling / S. Sterling Blvd                     -        1,282          2,992           203              -
  3/12/99    Manassas / Sudley Road                          -          776          1,810           217              -
  3/12/99    Longmont / Wedgewood Ave                        -          717          1,673            95              -
  3/12/99    Fort Collins / So.College Ave                   -          745          1,739           153              -
  3/12/99    Colo Sprngs / Parkmoor Village                  -          620          1,446           255              -
  3/12/99    Colo Sprngs / Van Teylingen                     -        1,216          2,837           189              -
  3/12/99    Denver / So. Clinton St.                        -          462          1,609            93              -
  3/12/99    Denver / Washington St.                         -          795          1,846           438              -
  3/12/99    Colo Sprngs / Centennial Blvd                   -        1,352          3,155            96              -
  3/12/99    Colo Sprngs / Astrozon Court                    -          810          1,889           276              -
  3/12/99    Arvada / 64th Ave                               -          671          1,566           106              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  3/12/99    Lawrenceville / Buford Dr.                       256          688          944           258
  3/12/99    Hanover Park / W. Lake Street                  1,320        3,264        4,584         1,094
  3/12/99    Chicago / W. Jarvis Ave                          313          813        1,126           302
  3/12/99    Chicago / N. Broadway St                         535        1,536        2,071           605
  3/12/99    Carol Stream / Phillips Court                    782        1,930        2,712           624
  3/12/99    Winfield / Roosevelt Road                      1,108        2,899        4,007           919
  3/12/99    Schaumburg / S. Roselle Road                     659        1,639        2,298           566
  3/12/99    Tinley Park / Brennan Hwy                        771        1,984        2,755           704
  3/12/99    Schaumburg / Palmer Drive                      1,333        3,507        4,840         1,104
  3/12/99    Mobile / Hillcrest Road                          554        1,464        2,018           535
  3/12/99    Mobile / Azalea Road                             517        1,437        1,954           522
  3/12/99    Mobile / Moffat Road                             537        1,451        1,988           510
  3/12/99    Mobile / Grelot Road                             804        2,077        2,881           718
  3/12/99    Mobile / Government Blvd                         407        1,115        1,522           396
  3/12/99    New Orleans / Tchoupitoulas                    1,092        2,900        3,992         1,022
  3/12/99    Louisville / Breckenridge Lane                   581        1,459        2,040           503
  3/12/99    Louisville                                       554        1,446        2,000           521
  3/12/99    Louisville / Poplar Level                        463        1,230        1,693           471
  3/12/99    Chesapeake / Western Branch                    1,274        3,192        4,466         1,083
  3/12/99    Centreville / Lee Hwy                          1,635        4,062        5,697         1,365
  3/12/99    Sterling / S. Sterling Blvd                    1,282        3,195        4,477         1,084
  3/12/99    Manassas / Sudley Road                           776        2,027        2,803           729
  3/12/99    Longmont / Wedgewood Ave                         717        1,768        2,485           590
  3/12/99    Fort Collins / So.College Ave                    745        1,892        2,637           658
  3/12/99    Colo Sprngs / Parkmoor Village                   620        1,701        2,321           574
  3/12/99    Colo Sprngs / Van Teylingen                    1,215        3,027        4,242         1,034
  3/12/99    Denver / So. Clinton St.                         462        1,702        2,164           566
  3/12/99    Denver / Washington St.                          792        2,287        3,079           780
  3/12/99    Colo Sprngs / Centennial Blvd                  1,352        3,251        4,603         1,059
  3/12/99    Colo Sprngs / Astrozon Court                     809        2,166        2,975           728
  3/12/99    Arvada / 64th Ave                                671        1,672        2,343           572

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  3/12/99    Golden / Simms Street                           -          918          2,143           366              -
  3/12/99    Lawrence / Haskell Ave                          -          636          1,484           171              -
  3/12/99    Overland Park / Hemlock St                      -        1,168          2,725           153              -
  3/12/99    Lenexa / Long St.                               -          720          1,644            63              -
  3/12/99    Shawnee / Hedge Lane Terrace                    -          570          1,331           148              -
  3/12/99    Mission / Foxridge Dr                           -        1,657          3,864           181              -
  3/12/99    Milwaukee / W. Dean Road                        -        1,362          3,163           546              -
  3/12/99    Columbus / Morse Road                           -        1,415          3,302           995              -
  3/12/99    Milford / Branch Hill                           -          527          1,229         2,414              -
  3/12/99    Fairfield / Dixie                               -          519          1,211           112              -
  3/12/99    Cincinnati / Western Hills                      -          758          1,769           226              -
  3/12/99    Austin / N. Mopac Expressway                    -          865          2,791            82              -
  3/12/99    Atlanta / Dunwoody Place                        -        1,410          3,296           309              -
  3/12/99    Kennedale/Bowman Sprgs                          -          425            991            95              -
  3/12/99    Colo Sprngs/N.Powers                            -        1,124          2,622           292              -
  3/12/99    St. Louis/S. Third St                           -          206            480            22              -
  3/12/99    Orlando / L.B. Mcleod Road                      -          521          1,217           159              -
  3/12/99    Jacksonville / Roosevelt Blvd.                  -          851          1,986           308              -
  3/12/99    Miami-Kendall / Sw 84th Street                  -          935          2,180           201              -
  3/12/99    North Miami Beach / 69th St                     -        1,594          3,720           222              -
  3/12/99    Miami Beach / Dade Blvd                         -          962          2,245           307              -
  3/12/99    Chicago / N. Natchez Ave                        -        1,684          3,930           270              -
  3/12/99    Chicago / W. Cermak Road                        -        1,294          3,019           662              -
  3/12/99    Kansas City / State Ave                         -          645          1,505           240              -
  3/12/99    Lenexa / Santa Fe Trail Road                    -          713          1,663           189              -
  3/12/99    Waukesha / Foster Court                         -          765          1,785           166              -
  3/12/99    River Grove / N. 5th Ave.                       -        1,094          2,552            35              -
  3/12/99    St. Charles / E. Main St.                       -          951          2,220          (280)             -
  3/12/99    Chicago / West 47th St.                         -          705          1,645            99              -
  3/12/99    Carol Stream / S. Main Place                    -        1,320          3,079           316              -
  3/12/99    Carpentersville /N. Western Ave                 -          911          2,120           145              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  3/12/99    Golden / Simms Street                            918        2,509        3,427           924
  3/12/99    Lawrence / Haskell Ave                           636        1,655        2,291           578
  3/12/99    Overland Park / Hemlock St                     1,168        2,878        4,046           954
  3/12/99    Lenexa / Long St.                                709        1,718        2,427           554
  3/12/99    Shawnee / Hedge Lane Terrace                     570        1,479        2,049           524
  3/12/99    Mission / Foxridge Dr                          1,656        4,046        5,702         1,356
  3/12/99    Milwaukee / W. Dean Road                       1,357        3,714        5,071         1,391
  3/12/99    Columbus / Morse Road                          1,415        4,297        5,712         1,447
  3/12/99    Milford / Branch Hill                            527        3,643        4,170           967
  3/12/99    Fairfield / Dixie                                519        1,323        1,842           459
  3/12/99    Cincinnati / Western Hills                       758        1,995        2,753           731
  3/12/99    Austin / N. Mopac Expressway                     865        2,873        3,738           876
  3/12/99    Atlanta / Dunwoody Place                       1,390        3,625        5,015         1,211
  3/12/99    Kennedale/Bowman Sprgs                           425        1,086        1,511           371
  3/12/99    Colo Sprngs/N.Powers                           1,123        2,915        4,038         1,003
  3/12/99    St. Louis/S. Third St                            206          502          708           161
  3/12/99    Orlando / L.B. Mcleod Road                       521        1,376        1,897           441
  3/12/99    Jacksonville / Roosevelt Blvd.                   851        2,294        3,145           904
  3/12/99    Miami-Kendall / Sw 84th Street                   934        2,382        3,316           830
  3/12/99    North Miami Beach / 69th St                    1,594        3,942        5,536         1,338
  3/12/99    Miami Beach / Dade Blvd                          962        2,552        3,514           936
  3/12/99    Chicago / N. Natchez Ave                       1,684        4,200        5,884         1,408
  3/12/99    Chicago / W. Cermak Road                       1,294        3,681        4,975         1,447
  3/12/99    Kansas City / State Ave                          645        1,745        2,390           644
  3/12/99    Lenexa / Santa Fe Trail Road                     712        1,853        2,565           650
  3/12/99    Waukesha / Foster Court                          765        1,951        2,716           676
  3/12/99    River Grove / N. 5th Ave.                      1,034        2,647        3,681         1,112
  3/12/99    St. Charles / E. Main St.                        802        2,089        2,891           933
  3/12/99    Chicago / West 47th St.                          705        1,744        2,449           572
  3/12/99    Carol Stream / S. Main Place                   1,319        3,396        4,715         1,157
  3/12/99    Carpentersville /N. Western Ave                  909        2,267        3,176           783

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  3/12/99    Elgin / E. Chicago St.                          -          570          2,163           107              -
  3/12/99    Elgin / Big Timber Road                         -        1,347          3,253           289              -
  3/12/99    Chicago / S. Pulaski Road                       -          458          2,118           317              -
  3/12/99    Aurora / Business 30                            -          900          2,097           198              -
  3/12/99    Streamwood / Old Church Road                    -          855          1,991            81              -
  3/12/99    Mt. Prospect / Central Road                     -          802          1,847           516              -
  3/12/99    Geneva / Gary Ave                               -        1,072          2,501           126              -
  3/12/99    Naperville / Lasalle Ave                        -        1,501          3,502           123              -
  3/31/99    Forest Park                                     -          270          3,378         4,279              -
   4/1/99    Fresno                                          -           44            206          (236)           804
   5/1/99    Stockton                                        -          151            402          (217)         2,017
  6/30/99    Winter Park/N. Semor                            -          342            638           380            728
  6/30/99    N. Richland Hills                               -          455            769           314            832
  6/30/99    Rolling Meadows/Lois                            -          441            849           392            898
  6/30/99    Gresham/Burnside                                -          354            544           210            627
  6/30/99    Jacksonville/University                         -          211            741           253            700
  6/30/99    Irving/W. Airport                               -          419            960           248            857
  6/30/99    Houston/Highway 6 So.                           -          751          1,006         1,004          1,057
  6/30/99    Concord/Arnold                                  -          827          1,553           496          1,874
  6/30/99    Rockville/Gude Drive                            -          602            768           398            880
  6/30/99    Bradenton/Cortez Road                           -          476            885           434            906
  6/30/99    San Antonio/Nw Loop                             -          511            786           212            855
  6/30/99    Anaheim / La Palma                              -        1,378            851           221          1,221
  6/30/99    Spring Valley/Sweetwater                        -          271            380         5,055            416
  6/30/99    Ft. Myers/Tamiami                               -          948            962           363          1,208
  6/30/99    Littleton/Centennial                            -          421            804           320            812
  6/30/99    Newark/Cedar Blvd                               -          729            971           441          1,067
  6/30/99    Falls Church/Columbia                           -          901            975           331          1,141
  6/30/99    Fairfax / Lee Highway                           -          586          1,078           345          1,106
  6/30/99    Wheat Ridge / W. 44th                           -          480            789           293            831
  6/30/99    Huntington Bch/Gotham                           -          952            890           345          1,130

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  3/12/99    Elgin / E. Chicago St.                           570        2,270        2,840           735
  3/12/99    Elgin / Big Timber Road                        1,347        3,542        4,889         1,253
  3/12/99    Chicago / S. Pulaski Road                        458        2,435        2,893           771
  3/12/99    Aurora / Business 30                             899        2,296        3,195           788
  3/12/99    Streamwood / Old Church Road                     853        2,074        2,927           680
  3/12/99    Mt. Prospect / Central Road                      795        2,370        3,165           777
  3/12/99    Geneva / Gary Ave                              1,072        2,627        3,699           858
  3/12/99    Naperville / Lasalle Ave                       1,501        3,625        5,126         1,201
  3/31/99    Forest Park                                      270        7,657        7,927         2,630
   4/1/99    Fresno                                           193          625          818           216
   5/1/99    Stockton                                         590        1,763        2,353           574
  6/30/99    Winter Park/N. Semor                             427        1,661        2,088           469
  6/30/99    N. Richland Hills                                569        1,801        2,370           594
  6/30/99    Rolling Meadows/Lois                             551        2,029        2,580           682
  6/30/99    Gresham/Burnside                                 441        1,294        1,735           415
  6/30/99    Jacksonville/University                          263        1,642        1,905           548
  6/30/99    Irving/W. Airport                                524        1,960        2,484           603
  6/30/99    Houston/Highway 6 So.                            936        2,882        3,818           984
  6/30/99    Concord/Arnold                                 1,031        3,719        4,750         1,314
  6/30/99    Rockville/Gude Drive                             751        1,897        2,648           635
  6/30/99    Bradenton/Cortez Road                            588        2,113        2,701           712
  6/30/99    San Antonio/Nw Loop                              638        1,726        2,364           535
  6/30/99    Anaheim / La Palma                             1,720        1,951        3,671           573
  6/30/99    Spring Valley/Sweetwater                         356        5,766        6,122           744
  6/30/99    Ft. Myers/Tamiami                              1,184        2,297        3,481           703
  6/30/99    Littleton/Centennial                             526        1,831        2,357           609
  6/30/99    Newark/Cedar Blvd                                910        2,298        3,208           701
  6/30/99    Falls Church/Columbia                          1,126        2,222        3,348           719
  6/30/99    Fairfax / Lee Highway                            732        2,383        3,115           790
  6/30/99    Wheat Ridge / W. 44th                            599        1,794        2,393           604
  6/30/99    Huntington Bch/Gotham                          1,189        2,128        3,317           694

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  6/30/99    Fort Worth/McCart                               -          372            942           219            703
  6/30/99    San Diego/Clairemont                            -        1,601          2,035           435          2,034
  6/30/99    Houston/Millridge N.                            -        1,160          1,983           309          2,433
  6/30/99    Woodbridge/Jefferson                            -          840          1,689           321          1,446
  6/30/99    Mountainside                                    -        1,260          1,237         2,618          1,523
  6/30/99    Woodbridge / Davis                              -        1,796          1,623           659          1,996
  6/30/99    Huntington Beach                                -        1,026          1,437           148          1,450
  6/30/99    Edison / Old Post Rd                            -          498          1,267           336          1,175
  6/30/99    Northridge/Parthenia                            -        1,848          1,486           195          1,839
  6/30/99    Brick Township/Brick                            -          590          1,431           312          1,364
  6/30/99    Stone Mountain/Rock                             -        1,233            288           345            852
  6/30/99    Hyattsville                                     -          768          2,186           301          1,919
  6/30/99    Union City / Alvarado                           -          992          1,776           230          1,690
  6/30/99    Oak Park / Greenfield                           -          621          1,735           267          1,490
  6/30/99    Tujunga/Foothill Blvd                           -        1,746          2,383           247          2,370
   7/1/99    Pantego/W. Pioneer Pkwy                         -          432          1,228            66              -
   7/1/99    Nashville/Lafayette St                          -          486          1,135           233              -
   7/1/99    Nashville/Metroplex Dr                          -          380            886           203              -
   7/1/99    Madison / Myatt Dr                              -          441          1,028           115              -
   7/1/99    Hixson / Highway 153                            -          488          1,138           267              -
   7/1/99    Hixson / Gadd Rd                                -          207            484           347              -
   7/1/99    Red Bank / Harding Rd                           -          452          1,056           305              -
   7/1/99    Nashville/Welshwood Dr                          -          934          2,179           232              -
   7/1/99    Madison/Williams Ave                            -        1,318          3,076           838              -
   7/1/99    Nashville/Mcnally Dr                            -          884          2,062           514              -
   7/1/99    Hermitage/Central Ct                            -          646          1,508           173              -
   7/1/99    Antioch/Cane Ridge Rd                           -          353            823           191              -
   9/1/99    Charlotte / Ashley Road                         -          664          1,551           150              -
   9/1/99    Raleigh / Capital Blvd                          -          927          2,166           294              -
   9/1/99    Charlotte / South Blvd.                         -          734          1,715            38              -
   9/1/99    Greensboro/W.Market St.                         -          603          1,409            51              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  6/30/99    Fort Worth/McCart                                464        1,772        2,236           415
  6/30/99    San Diego/Clairemont                           1,999        4,106        6,105         1,271
  6/30/99    Houston/Millridge N.                           1,449        4,436        5,885         1,358
  6/30/99    Woodbridge/Jefferson                           1,048        3,248        4,296           814
  6/30/99    Mountainside                                   1,594        5,044        6,638           865
  6/30/99    Woodbridge / Davis                             2,243        3,831        6,074         1,233
  6/30/99    Huntington Beach                               1,282        2,779        4,061           834
  6/30/99    Edison / Old Post Rd                             621        2,655        3,276           847
  6/30/99    Northridge/Parthenia                           2,307        3,061        5,368           874
  6/30/99    Brick Township/Brick                             736        2,961        3,697           867
  6/30/99    Stone Mountain/Rock                            1,540        1,178        2,718           340
  6/30/99    Hyattsville                                      959        4,215        5,174         1,246
  6/30/99    Union City / Alvarado                          1,239        3,449        4,688         1,003
  6/30/99    Oak Park / Greenfield                            774        3,339        4,113           995
  6/30/99    Tujunga/Foothill Blvd                          2,180        4,566        6,746         1,252
   7/1/99    Pantego/W. Pioneer Pkwy                          432        1,294        1,726           279
   7/1/99    Nashville/Lafayette St                           486        1,368        1,854           518
   7/1/99    Nashville/Metroplex Dr                           379        1,090        1,469           409
   7/1/99    Madison / Myatt Dr                               441        1,143        1,584           410
   7/1/99    Hixson / Highway 153                             487        1,406        1,893           545
   7/1/99    Hixson / Gadd Rd                                 207          831        1,038           411
   7/1/99    Red Bank / Harding Rd                            452        1,361        1,813           504
   7/1/99    Nashville/Welshwood Dr                           934        2,411        3,345           857
   7/1/99    Madison/Williams Ave                           1,318        3,914        5,232         1,310
   7/1/99    Nashville/Mcnally Dr                             884        2,576        3,460         1,030
   7/1/99    Hermitage/Central Ct                             646        1,681        2,327           616
   7/1/99    Antioch/Cane Ridge Rd                            352        1,015        1,367           399
   9/1/99    Charlotte / Ashley Road                          651        1,714        2,365           545
   9/1/99    Raleigh / Capital Blvd                           908        2,479        3,387           789
   9/1/99    Charlotte / South Blvd.                          719        1,768        2,487           600
   9/1/99    Greensboro/W.Market St.                          590        1,473        2,063           501

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  10/8/99    Belmont / O'neill Ave                           -          869          4,659           168              -
  10/11/99   Matthews                                        -          937          3,165           278          1,665
  11/15/99   Poplar, Memphis                                 -        1,631          3,093           316          2,201
  12/17/99   Dallas / Swiss Ave                              -        1,862          4,344           160              -
  12/30/99   Oak Park/Greenfield Rd                          -        1,184          3,685           (73)             -
  12/30/99   Santa Anna                                      -        2,657          3,293           463          3,083
  1/21/00    Hanover Park                                    -          262          3,104            68              -
  1/25/00    Memphis / N.Germantwn Pkwy                      -          884          3,024           193          1,237
  1/31/00    Rowland Heights/Walnut                          -          681          1,589           115              -
   2/8/00    Lewisville / Justin Rd                          -          529          2,919         2,680          1,585
  2/28/00    Plano / Avenue K                                -        2,064         10,407         1,786              -
   4/1/00    Hyattsville/Edmonson                            -        1,036          2,657            91              -
  4/29/00    St.Louis/Ellisville Twn Centre                  -          765          4,377           293          1,621
   5/2/00    Mill Valley                                     -        1,412          3,294          (344)             -
   5/2/00    Culver City                                     -        2,439          5,689          (654)             -
  5/26/00    Phoenix/N. 35th Ave                             -          868          2,967            55              -
   6/5/00    Mount Sinai / Route 25a                         -          950          3,338           287          1,923
  6/15/00    Pinellas Park                                   -          526          2,247           275          1,100
  6/30/00    San Antonio/Broadway St                         -        1,131          4,558         1,265              -
  7/13/00    Lincolnwood                                     -        1,598          3,727           343              -
  7/17/00    La Palco/New Orleans                            -        1,023          3,204           167          1,709
  7/29/00    Tracy/1615& 1650 W.11th S                       -        1,745          4,530           316              -
   8/1/00    Pineville                                       -        2,197          3,417           357          2,262
  8/23/00    Morris Plains                                   -        1,501          4,300           645          3,596
  8/31/00    Florissant/New Halls Fry                        -          800          4,225            93              -
  8/31/00    Orange, CA                                      -          661          1,542            53              -
   9/1/00    Bayshore, NY                                    -        1,277          2,980         1,681              -
   9/1/00    Los Angeles, CA                                 -          590          1,376           520              -
  9/13/00    Merrillville                                    -          343          2,474           211          1,449
  9/15/00    Gardena / W. El Segundo                         -        1,532          3,424           123              -
  9/15/00    Chicago / Ashland Avenue                        -          850          4,880           808              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  10/8/99    Belmont / O'neill Ave                            878        4,818        5,696         1,542
  10/11/99   Matthews                                       1,499        4,546        6,045         1,000
  11/15/99   Poplar, Memphis                                2,377        4,864        7,241         1,019
  12/17/99   Dallas / Swiss Ave                             1,877        4,489        6,366         1,451
  12/30/99   Oak Park/Greenfield Rd                         1,196        3,600        4,796         1,079
  12/30/99   Santa Anna                                     3,704        5,792        9,496         1,121
  1/21/00    Hanover Park                                     256        3,178        3,434           848
  1/25/00    Memphis / N.Germantwn Pkwy                     1,301        4,037        5,338           937
  1/31/00    Rowland Heights/Walnut                           687        1,698        2,385           538
   2/8/00    Lewisville / Justin Rd                         1,679        6,034        7,713         1,047
  2/28/00    Plano / Avenue K                               1,220       13,037       14,257         6,010
   4/1/00    Hyattsville/Edmonson                           1,036        2,748        3,784           786
  4/29/00    St.Louis/Ellisville Twn Centre                 1,311        5,745        7,056         1,295
   5/2/00    Mill Valley                                    1,283        3,079        4,362           912
   5/2/00    Culver City                                    2,216        5,258        7,474         1,547
  5/26/00    Phoenix/N. 35th Ave                              867        3,023        3,890           622
   6/5/00    Mount Sinai / Route 25a                        1,599        4,899        6,498         1,013
  6/15/00    Pinellas Park                                    887        3,261        4,148           606
  6/30/00    San Antonio/Broadway St                        1,130        5,824        6,954         1,461
  7/13/00    Lincolnwood                                    1,612        4,056        5,668         1,280
  7/17/00    La Palco/New Orleans                           1,609        4,494        6,103           792
  7/29/00    Tracy/1615& 1650 W.11th S                      1,761        4,830        6,591         1,393
   8/1/00    Pineville                                      2,965        5,268        8,233         1,073
  8/23/00    Morris Plains                                  2,719        7,323       10,042         1,285
  8/31/00    Florissant/New Halls Fry                         807        4,311        5,118         1,238
  8/31/00    Orange, CA                                       667        1,589        2,256           459
   9/1/00    Bayshore, NY                                   1,533        4,405        5,938         1,220
   9/1/00    Los Angeles, CA                                  708        1,778        2,486           576
  9/13/00    Merrillville                                     832        3,645        4,477           713
  9/15/00    Gardena / W. El Segundo                        1,532        3,547        5,079           875
  9/15/00    Chicago / Ashland Avenue                         849        5,689        6,538         1,393

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------



  9/15/00    Oakland / Macarthur                             -          678          2,751           165              -
  9/15/00    Alexandria / Pickett Ii                         -        2,743          6,198           394              -
  9/15/00    Royal Oak / Coolidge Highway                    -        1,062          2,576           170              -
  9/15/00    Hawthorne / Crenshaw Blvd.                      -        1,079          2,913           150              -
  9/15/00    Rockaway / U.S. Route 46                        -        2,424          4,945           279              -
  9/15/00    Evanston / Greenbay                             -          846          4,436           188              -
  9/15/00    Los Angeles / Coliseum                          -        3,109          4,013           171              -
  9/15/00    Bethpage / Hempstead Turnpike                   -        2,899          5,457           946              -
  9/15/00    Northport / Fort Salonga Road                   -        2,999          5,698           530              -
  9/15/00    Brooklyn / St. Johns Place                      -        3,492          6,026           423              -
  9/15/00    Lake Ronkonkoma / Portion Rd.                   -          937          4,199           183              -
  9/15/00    Tampa/Gunn Hwy                                  -        1,843          4,300            94              -
  9/18/00    Tampa/N. Del Mabry                              -        2,204          2,447         9,974              -
  9/30/00    Marietta/Kennestone& Hwy5                       -          622          3,388         1,418              -
  9/30/00    Lilburn/Indian Trail                            -        1,695          5,170         1,653              -
  11/15/00   Largo/Missouri                                  -        1,092          4,270           290          2,215
  11/21/00   St. Louis/Wilson                                -        1,608          3,913         1,931              -
  12/21/00   Houston/7715 Katy Frwy                          -        2,274          5,307        (1,709)             -
  12/21/00   Houston/10801 Katy Frwy                         -        1,664          3,884           (36)             -
  12/21/00   Houston/Main St                                 -        1,681          3,924           103              -
  12/21/00   Houston/W. Loop/S. Frwy                         -        2,036          4,749           121              -
  12/29/00   Chicago                                         -        1,946          6,002            34              -
  12/30/00   Raleigh/Glenwood                                -        1,545          3,628           121              -
  12/30/00   Frazier                                         -          800          3,324            42              -
   1/5/01    Troy/E. Big Beaver Rd                           -        2,195          4,221           277          1,846
  1/11/01    Ft Lauderdale                                   -          954          3,972           397          2,183
  1/16/01    No Hollywood/Sherman Way                        -        2,173          5,442         3,571              -
  1/18/01    Tuscon/E. Speedway                              -          735          2,895           174          1,066
  1/25/01    Lombard/Finley                                  -          851          3,806           425          2,112
  3/15/01    Los Angeles/West Pico                           -        8,579          8,630         2,568              -
   4/1/01    Lakewood/Cedar Dr.                              -        1,329          9,356         4,052              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  9/15/00    Oakland / Macarthur                              678        2,916        3,594           732
  9/15/00    Alexandria / Pickett Ii                        2,743        6,592        9,335         1,593
  9/15/00    Royal Oak / Coolidge Highway                   1,062        2,746        3,808           688
  9/15/00    Hawthorne / Crenshaw Blvd.                     1,079        3,063        4,142           761
  9/15/00    Rockaway / U.S. Route 46                       2,423        5,225        7,648         1,291
  9/15/00    Evanston / Greenbay                              846        4,624        5,470         1,123
  9/15/00    Los Angeles / Coliseum                         3,108        4,185        7,293           989
  9/15/00    Bethpage / Hempstead Turnpike                  2,898        6,404        9,302         1,502
  9/15/00    Northport / Fort Salonga Road                  2,998        6,229        9,227         1,469
  9/15/00    Brooklyn / St. Johns Place                     3,491        6,450        9,941         1,469
  9/15/00    Lake Ronkonkoma / Portion Rd.                    937        4,382        5,319         1,036
  9/15/00    Tampa/Gunn Hwy                                 1,842        4,395        6,237         1,152
  9/18/00    Tampa/N. Del Mabry                             2,238       12,387       14,625         4,054
  9/30/00    Marietta/Kennestone& Hwy5                        628        4,800        5,428         1,203
  9/30/00    Lilburn/Indian Trail                           1,711        6,807        8,518         1,624
  11/15/00   Largo/Missouri                                 1,838        6,029        7,867         1,188
  11/21/00   St. Louis/Wilson                               1,627        5,825        7,452         1,394
  12/21/00   Houston/7715 Katy Frwy                         1,500        4,372        5,872           709
  12/21/00   Houston/10801 Katy Frwy                        1,618        3,894        5,512           862
  12/21/00   Houston/Main St                                1,683        4,025        5,708           899
  12/21/00   Houston/W. Loop/S. Frwy                        2,037        4,869        6,906         1,085
  12/29/00   Chicago                                        1,949        6,033        7,982         1,456
  12/30/00   Raleigh/Glenwood                               1,560        3,734        5,294           996
  12/30/00   Frazier                                          800        3,366        4,166           707
   1/5/01    Troy/E. Big Beaver Rd                          2,820        5,719        8,539         1,096
  1/11/01    Ft Lauderdale                                  1,745        5,761        7,506         1,083
  1/16/01    No Hollywood/Sherman Way                       2,200        8,986       11,186         1,439
  1/18/01    Tuscon/E. Speedway                             1,095        3,775        4,870           770
  1/25/01    Lombard/Finley                                 1,564        5,630        7,194         1,067
  3/15/01    Los Angeles/West Pico                          8,608       11,169       19,777         2,566
   4/1/01    Lakewood/Cedar Dr.                             1,331       13,406       14,737         2,836

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


   4/7/01    Farmingdale/Rte 110                             -        2,364          5,807         1,955              -
  4/17/01    Philadelphia/Aramingo                           -          968          4,539            35              -
  4/18/01    Largo/Walsingham Road                           -        1,000          3,545          (240)             -
  6/17/01    Port Washington/Seaview &W.Sh                   -        2,381          4,608         1,811              -
  6/18/01    Silver Springs/Prosperity                       -        1,065          5,391         2,013              -
  6/19/01    Tampa/W. Waters Ave & Wilsky                    -          953          3,785            27              -
  6/26/01    Middletown                                      -        1,535          4,258           461          2,258
  7/29/01    Miami/Sw 85th Ave                               -        2,755          4,951             4              -
  8/28/01    Hoover/John Hawkins Pkwy                        -        1,050          2,453            43              -
  9/30/01    Syosset                                         -        2,461          5,312           225          1,855
  12/27/01   Los Angeles/W.Jefferson                         -        8,285          9,429           906              -
  12/27/01   Howell/Hgwy 9                                   -          941          4,070           269          1,260
  12/29/01   Catonsville/Kent                                -        1,378          5,289         2,628              -
  12/29/01   Old Bridge/Rte 9                                -        1,244          4,960            (3)             -
  12/29/01   Sacremento/Roseville                            -          876          5,344         1,939              -
  12/31/01   Santa Ana/E.Mcfadden                            -        7,587          8,612         1,022              -
   1/1/02    Concord                                         -          650          1,332            68              -
   1/1/02    Tustin                                          -          962          1,465            (1)             -
   1/1/02    Pasadena/Sierra Madre                           -          706            872            51              -
   1/1/02    Azusa                                           -          933          1,659         7,542              -
   1/1/02    Redlands                                        -          423          1,202           171              -
   1/1/02    Airport I                                       -          346            861            83              -
   1/1/02    Miami / Marlin Road                             -          562          1,345           228              -
   1/1/02    Riverside                                       -           95          1,106             3              -
   1/1/02    Oakland / San Leandro                           -          330          1,116            65              -
   1/1/02    Richmond / Jacuzzi                              -          419          1,224             1              -
   1/1/02    Santa Clara / Laurel                            -        1,178          1,789            71              -
   1/1/02    Pembroke Park                                   -          475          1,259            25              -
   1/1/02    Ft. Lauderdale / Sun                            -          452          1,254            40              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


   4/7/01    Farmingdale/Rte 110                            1,779        8,347       10,126         1,439
  4/17/01    Philadelphia/Aramingo                            968        4,574        5,542         1,045
  4/18/01    Largo/Walsingham Road                            799        3,506        4,305           810
  6/17/01    Port Washington/Seaview &W.Sh                  2,359        6,441        8,800         1,162
  6/18/01    Silver Springs/Prosperity                      1,065        7,404        8,469         1,346
  6/19/01    Tampa/W. Waters Ave & Wilsky                     954        3,811        4,765           850
  6/26/01    Middletown                                     2,295        6,217        8,512         1,072
  7/29/01    Miami/Sw 85th Ave                              2,730        4,980        7,710         1,096
  8/28/01    Hoover/John Hawkins Pkwy                       1,050        2,496        3,546           559
  9/30/01    Syosset                                        3,089        6,764        9,853         1,186
  12/27/01   Los Angeles/W.Jefferson                        8,299       10,321       18,620         2,117
  12/27/01   Howell/Hgwy 9                                  1,365        5,175        6,540           927
  12/29/01   Catonsville/Kent                               1,377        7,918        9,295         1,410
  12/29/01   Old Bridge/Rte 9                               1,249        4,952        6,201         1,002
  12/29/01   Sacremento/Roseville                             526        7,633        8,159         1,441
  12/31/01   Santa Ana/E.Mcfadden                           7,600        9,621       17,221         2,002
   1/1/02    Concord                                          649        1,401        2,050           377
   1/1/02    Tustin                                           962        1,464        2,426           412
   1/1/02    Pasadena/Sierra Madre                            706          923        1,629           254
   1/1/02    Azusa                                            932        9,202       10,134         1,112
   1/1/02    Redlands                                         422        1,374        1,796           386
   1/1/02    Airport I                                        346          944        1,290           252
   1/1/02    Miami / Marlin Road                              562        1,573        2,135           382
   1/1/02    Riverside                                         94        1,110        1,204           316
   1/1/02    Oakland / San Leandro                            330        1,181        1,511           335
   1/1/02    Richmond / Jacuzzi                               419        1,225        1,644           339
   1/1/02    Santa Clara / Laurel                           1,179        1,859        3,038           565
   1/1/02    Pembroke Park                                    475        1,284        1,759           349
   1/1/02    Ft. Lauderdale / Sun                             452        1,294        1,746           350

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


   1/1/02    San Carlos / Shorewa                            -          737          1,360           (32)             -
   1/1/02    Ft. Lauderdale / Sun                            -          532          1,444            70              -
   1/1/02    Sacramento / Howe                               -          361          1,181             4              -
   1/1/02    Sacramento / Capitol                            -          186          1,284           169              -
   1/1/02    Miami / Airport                                 -          517            915            65              -
   1/1/02    Marietta / Cobb Park                            -          419          1,571           270              -
   1/1/02    Sacramento / Florin                             -          624          1,710           238              -
   1/1/02    Belmont / Dairy Lane                            -          915          1,252           105              -
   1/1/02    So. San Francisco                               -        1,018          2,464           182              -
   1/1/02    Palmdale / P Street                             -          218          1,287            39              -
   1/1/02    Tucker / Montreal Rd                            -          760          1,485            86              -
   1/1/02    Pasadena / S Fair Oaks                          -        1,313          1,905            86              -
   1/1/02    Carmichael/Fair Oaks                            -          584          1,431            25              -
   1/1/02    Carson / Carson St                              -          507            877            93              -
   1/1/02    San Jose / Felipe Ave                           -          517          1,482            48              -
   1/1/02    Miami / 27th Ave                                -          272          1,572            97              -
   1/1/02    San Jose / Capitol                              -          400          1,183            16              -
   1/1/02    Tucker / Mountain                               -          519          1,385            62              -
   1/3/02    St Charles/Veterans Memorial                    -          687          1,602           161              -
   1/7/02    Bothell/ N. Bothell Way                         -        1,063          4,995           146              -
  1/15/02    Houston / N.Loop                                -        2,045          6,178         2,020              -
  1/16/02    Orlando / S. Kirkman                            -          889          3,180            45              -
  1/16/02    Austin / Us Hwy 183                             -          608          3,856            29              -
  1/16/02    Rochelle Park / 168                             -          744          4,430            38              -
  1/16/02    Honolulu / Waialae                              -       10,631         10,783           173              -
  1/16/02    Sunny Isles Bch                                 -          931          2,845            92              -
  1/16/02    San Ramon / San Ramo                            -        1,522          3,510            45              -
  1/16/02    Austin / W. 6th St                              -        2,399          4,493           284              -
  1/16/02    Schaumburg / W. Wise                            -        1,158          2,598            55              -
  1/16/02    Laguna Hills / Moulton                          -        2,319          5,200           162              -
  1/16/02    Annapolis / West St                             -          955          3,669            43              -
  1/16/02    Birmingham / Commons                            -        1,125          3,938           116              -
  1/16/02    Crestwood / Watson Rd                           -        1,232          3,093           (51)             -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


   1/1/02    San Carlos / Shorewa                             737        1,328        2,065           373
   1/1/02    Ft. Lauderdale / Sun                             533        1,513        2,046           421
   1/1/02    Sacramento / Howe                                361        1,185        1,546           319
   1/1/02    Sacramento / Capitol                             186        1,453        1,639           347
   1/1/02    Miami / Airport                                  517          980        1,497           292
   1/1/02    Marietta / Cobb Park                             420        1,840        2,260           515
   1/1/02    Sacramento / Florin                              623        1,949        2,572           573
   1/1/02    Belmont / Dairy Lane                             914        1,358        2,272           403
   1/1/02    So. San Francisco                              1,018        2,646        3,664           809
   1/1/02    Palmdale / P Street                              218        1,326        1,544           398
   1/1/02    Tucker / Montreal Rd                             758        1,573        2,331           478
   1/1/02    Pasadena / S Fair Oaks                         1,312        1,992        3,304           600
   1/1/02    Carmichael/Fair Oaks                             584        1,456        2,040           426
   1/1/02    Carson / Carson St                               506          971        1,477           300
   1/1/02    San Jose / Felipe Ave                            516        1,531        2,047           505
   1/1/02    Miami / 27th Ave                                 271        1,670        1,941           523
   1/1/02    San Jose / Capitol                               401        1,198        1,599           365
   1/1/02    Tucker / Mountain                                520        1,446        1,966           464
   1/3/02    St Charles/Veterans Memorial                     687        1,763        2,450           427
   1/7/02    Bothell/ N. Bothell Way                        1,062        5,142        6,204         1,026
  1/15/02    Houston / N.Loop                               2,045        8,198       10,243         1,323
  1/16/02    Orlando / S. Kirkman                             889        3,225        4,114           708
  1/16/02    Austin / Us Hwy 183                              608        3,885        4,493           848
  1/16/02    Rochelle Park / 168                              744        4,468        5,212           948
  1/16/02    Honolulu / Waialae                            10,629       10,958       21,587         2,349
  1/16/02    Sunny Isles Bch                                  931        2,937        3,868           625
  1/16/02    San Ramon / San Ramo                           1,521        3,556        5,077           754
  1/16/02    Austin / W. 6th St                             2,399        4,777        7,176         1,121
  1/16/02    Schaumburg / W. Wise                           1,157        2,654        3,811           567
  1/16/02    Laguna Hills / Moulton                         2,318        5,363        7,681         1,215
  1/16/02    Annapolis / West St                              955        3,712        4,667           801
  1/16/02    Birmingham / Commons                           1,125        4,054        5,179           877
  1/16/02    Crestwood / Watson Rd                          1,176        3,098        4,274           657

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  1/16/02    Northglenn /Huron St                            -          688          2,075            28              -
  1/16/02    Skokie / Skokie Blvd                            -          716          5,285            37              -
  1/16/02    Garden City / Stewart                           -        1,489          4,039           199              -
  1/16/02    Millersville / Veterans                         -        1,036          4,229            35              -
  1/16/02    W. Babylon / Sunrise                            -        1,609          3,959            35              -
  1/16/02    Memphis / Summer Ave                            -        1,103          2,772            27              -
  1/16/02    Santa Clara/Lafayette                           -        1,393          4,626            12              -
  1/16/02    Naperville / Washington                         -        2,712          2,225           495              -
  1/16/02    Phoenix/W Union Hills                           -        1,071          2,934            26              -
  1/16/02    Woodlawn / Whitehead                            -        2,682          3,355            63              -
  1/16/02    Issaquah / Pickering                            -        1,138          3,704            25              -
  1/16/02    West La /W Olympic                              -        6,532          5,975            49              -
  1/16/02    New Orleans/I-10                                -        1,286          3,380        (1,934)             -
  1/16/02    Pasadena / E. Colorado                          -        1,125          5,160            49              -
  1/16/02    Memphis / Covington                             -          620          3,076            14              -
  1/16/02    Hiawassee / N.Hiawassee                         -        1,622          1,892            70              -
  1/16/02    Longwood / State Rd                             -        2,123          3,083           122              -
  1/16/02    Casselberry / State                             -        1,628          3,308            20              -
  1/16/02    Honolulu/Kahala                                 -        3,722          8,525            63              -
  1/16/02    Waukegan / Greenbay                             -          933          3,826            50              -
  1/16/02    Southfield / Telegraph                          -        2,869          5,507           135              -
  1/16/02    San Mateo / S. Delaware                         -        1,921          4,602            40              -
  1/16/02    Scottsdale/N.Hayden                             -        2,111          3,564            20              -
  1/16/02    Gilbert/W Park Ave                              -          497          3,534             2              -
  1/16/02    W.Palm Beach/Okeechobee                         -        2,149          4,650          (368)             -
  1/16/02    Indianapolis / W.86th                           -          812          2,421            26              -
  1/16/02    Indianapolis / Madison                          -          716          2,655            21              -
  1/16/02    Indianapolis / Rockville                        -          704          2,704            26              -
  1/16/02    Santa Cruz / River                              -        2,148          6,584            70              -
  1/16/02    Novato / Rush Landing                           -        1,858          2,574             8              -
  1/16/02    Martinez / Arnold Dr                            -          847          5,422            15              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  1/16/02    Northglenn /Huron St                             688        2,103        2,791           460
  1/16/02    Skokie / Skokie Blvd                             716        5,322        6,038         1,149
  1/16/02    Garden City / Stewart                          1,489        4,238        5,727           881
  1/16/02    Millersville / Veterans                        1,035        4,265        5,300           947
  1/16/02    W. Babylon / Sunrise                           1,608        3,995        5,603           854
  1/16/02    Memphis / Summer Ave                           1,103        2,799        3,902           590
  1/16/02    Santa Clara/Lafayette                          1,393        4,638        6,031           959
  1/16/02    Naperville / Washington                        2,712        2,720        5,432           543
  1/16/02    Phoenix/W Union Hills                          1,065        2,966        4,031           643
  1/16/02    Woodlawn / Whitehead                           2,681        3,419        6,100           757
  1/16/02    Issaquah / Pickering                           1,137        3,730        4,867           793
  1/16/02    West La /W Olympic                             6,531        6,025       12,556         1,277
  1/16/02    New Orleans/I-10                               1,292        1,440        2,732           508
  1/16/02    Pasadena / E. Colorado                         1,124        5,210        6,334         1,085
  1/16/02    Memphis / Covington                              620        3,090        3,710           650
  1/16/02    Hiawassee / N.Hiawassee                        1,621        1,963        3,584           435
  1/16/02    Longwood / State Rd                            2,123        3,205        5,328           751
  1/16/02    Casselberry / State                            1,628        3,328        4,956           702
  1/16/02    Honolulu/Kahala                                3,721        8,589       12,310         1,788
  1/16/02    Waukegan / Greenbay                              933        3,876        4,809           807
  1/16/02    Southfield / Telegraph                         2,869        5,642        8,511         1,174
  1/16/02    San Mateo / S. Delaware                        1,921        4,642        6,563           959
  1/16/02    Scottsdale/N.Hayden                            2,112        3,583        5,695           759
  1/16/02    Gilbert/W Park Ave                               497        3,536        4,033           741
  1/16/02    W.Palm Beach/Okeechobee                        2,148        4,283        6,431           823
  1/16/02    Indianapolis / W.86th                            812        2,447        3,259           508
  1/16/02    Indianapolis / Madison                           716        2,676        3,392           560
  1/16/02    Indianapolis / Rockville                         704        2,730        3,434           567
  1/16/02    Santa Cruz / River                             2,147        6,655        8,802         1,355
  1/16/02    Novato / Rush Landing                          1,858        2,582        4,440           541
  1/16/02    Martinez / Arnold Dr                             847        5,437        6,284         1,095

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  1/16/02    Charlotte/Cambridge                             -          836          3,908            27              -
  1/16/02    Rancho Cucamonga                                -          579          3,222         3,606              -
  1/16/02    Renton / Kent                                   -          768          4,078            37              -
  1/16/02    Hawthorne / Goffle Rd                           -        2,414          4,918            39              -
   2/2/02    Nashua / Southwood Dr                           -        2,493          4,326           166              -
  2/15/02    Houston/Fm 1960 East                            -          859          2,004            60              -
   3/7/02    Baltimore / Russell Street                      -        1,763          5,821           187              -
  3/11/02    Weymouth / Main St                              -        1,440          4,433           154              -
  3/28/02    Clinton / Branch Ave & Schultz                  -        1,257          4,108           451          3,253
  4/17/02    La Mirada/Alondra                               -        1,749          5,044           341          2,443
   5/1/02    N.Richlnd Hls/Rufe Snow Dr                      -          632          6,337         2,287              -
   5/2/02    Parkville/E.Joppa                               -          898          4,306           129              -
  6/17/02    Waltham / Lexington St                          -        3,183          5,733           291              -
  6/30/02    Nashville / Charlotte                           -          876          2,004            85              -
   7/2/02    Mt Juliet / Lebonan Rd                          -          516          1,203            70              -
  7/14/02    Yorktown / George Washington                    -          707          1,684            45              -
  7/22/02    Brea/E. Lambert & Clifwood Pk                   -        2,114          3,555           154              -
   8/1/02    Bricktown/Route 70                              -        1,292          3,690           174              -
   8/1/02    Danvers / Newbury St.                           -        1,311          4,140           604              -
  8/15/02    Montclair / Holt Blvd.                          -          889          2,074           222              -
  8/21/02    Rockville Centre/Merrick Rd                     -        3,693          6,990           365              -
  9/13/02    Lacey / Martin Way                              -        1,379          3,217            62              -
  9/13/02    Lakewood / Bridgeport                           -        1,286          3,000            86              -
  9/13/02    Kent / Pacific Highway                          -        1,839          4,291           127              -
  11/4/02    Scotch Plains /Route 22                         -        2,124          5,072            51              -
  12/23/02   Snta Clarita/Viaprincssa                        -        2,508          3,008         3,560              -
  2/13/03    Pasadena / Ritchie Hwy                          -        2,253          4,218             7              -
  2/13/03    Malden / Eastern Ave                            -        3,212          2,739            64              -
  2/24/03    Miami / SW 137th Ave                            -        1,600          4,684          (285)             -
   3/3/03    Chantilly / Dulles South Court                  -        2,190          4,314           130              -
   3/6/03    Medford / Mystic Ave                            -        3,886          4,982            16              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  1/16/02    Charlotte/Cambridge                              836        3,935        4,771           825
  1/16/02    Rancho Cucamonga                               1,130        6,277        7,407           831
  1/16/02    Renton / Kent                                    768        4,115        4,883           868
  1/16/02    Hawthorne / Goffle Rd                          2,413        4,958        7,371         1,012
   2/2/02    Nashua / Southwood Dr                          2,493        4,492        6,985           885
  2/15/02    Houston/Fm 1960 East                             859        2,064        2,923           425
   3/7/02    Baltimore / Russell Street                     1,763        6,008        7,771         1,169
  3/11/02    Weymouth / Main St                             1,439        4,588        6,027           893
  3/28/02    Clinton / Branch Ave & Schultz                 2,357        6,712        9,069           988
  4/17/02    La Mirada/Alondra                              2,574        7,003        9,577         1,090
   5/1/02    N.Richlnd Hls/Rufe Snow Dr                       631        8,625        9,256         1,465
   5/2/02    Parkville/E.Joppa                                898        4,435        5,333           832
  6/17/02    Waltham / Lexington St                         3,203        6,004        9,207         1,085
  6/30/02    Nashville / Charlotte                            875        2,090        2,965           417
   7/2/02    Mt Juliet / Lebonan Rd                           516        1,273        1,789           262
  7/14/02    Yorktown / George Washington                     707        1,729        2,436           343
  7/22/02    Brea/E. Lambert & Clifwood Pk                  2,113        3,710        5,823           670
   8/1/02    Bricktown/Route 70                             1,292        3,864        5,156           693
   8/1/02    Danvers / Newbury St.                          1,326        4,729        6,055           801
  8/15/02    Montclair / Holt Blvd.                           889        2,296        3,185           509
  8/21/02    Rockville Centre/Merrick Rd                    3,692        7,356       11,048         1,293
  9/13/02    Lacey / Martin Way                             1,379        3,279        4,658           422
  9/13/02    Lakewood / Bridgeport                          1,285        3,087        4,372           412
  9/13/02    Kent / Pacific Highway                         1,839        4,418        6,257           593
  11/4/02    Scotch Plains /Route 22                        2,126        5,121        7,247           908
  12/23/02   Snta Clarita/Viaprincssa                       2,508        6,568        9,076           912
  2/13/03    Pasadena / Ritchie Hwy                         2,252        4,226        6,478           664
  2/13/03    Malden / Eastern Ave                           3,212        2,803        6,015           427
  2/24/03    Miami / SW 137th Ave                           1,600        4,399        5,999           686
   3/3/03    Chantilly / Dulles South Court                 2,190        4,444        6,634           650
   3/6/03    Medford / Mystic Ave                           3,885        4,999        8,884           739

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  5/27/03    Castro Valley / Grove Way                       -        2,247          5,881           924              -
   8/2/03    Sacramento / E.Stockton Blvd                    -          554          4,175            36              -
  8/13/03    Timonium / W. Padonia Road                      -        1,932          3,681            41              -
  8/21/03    Van Nuys / Sepulveda                            -        1,698          3,886         2,401              -
   9/9/03    Westwood / East St                              -        3,267          5,013           290              -
  10/21/03   San Diego / Miramar Road                        -        2,244          6,653           651              -
  11/3/03    El Sobrante/San Pablo                           -        1,255          4,990           676              -
  11/6/03    Pearl City / Kamehameha Hwy                     -        4,428          4,839           479              -
  12/23/03   Boston / Southampton Street                     -        5,334          7,511           794              -
   1/9/04    Farmingville / Horseblock Road                  -        1,919          4,420          (116)             -
  2/27/04    Salem / Goodhue St.                             -        1,544          6,160            53              -
  3/18/04    Seven Corners / Arlington Blvd.                 -        6,087          7,553          (280)             -
  6/30/04    Marlton / Route 73                              -        1,103          5,195            12              -
   7/1/04    Long Island City/Northern Blvd.                 -        4,876          7,610          (238)             -
   7/9/04    West Valley Cty/Redwood                     2,377          876          2,067           288              -
  7/12/04    Hicksville/E. Old Country Rd.                   -        1,693          3,910           142              -
  7/15/04    Harwood/Ronald                                  -        1,619          3,778           185              -
  9/24/04    E. Hanover/State Rt                             -        3,895          4,943           230              -
  10/14/04   Apple Valley/148th St                         838          591          1,375            79              -
  10/14/04   Blaine / Hwy 65 NE                          1,156          789          1,833           198              -
  10/14/04   Brooklyn Park / Lakeland Ave                    -        1,411          3,278           166              -
  10/14/04   Brooklyn Park / Xylon Ave                   1,654        1,120          2,601           316              -
  10/14/04   St Paul(Eagan)/Sibley Mem'l Hwy               846          615          1,431            18              -
  10/14/04   Maple Grove / Zachary Lane                  1,847        1,337          3,105            64              -
  10/14/04   Minneapolis / Hiawatha Ave                  2,079        1,480          3,437           156              -
  10/14/04   New Hope / 36th Ave                         1,850        1,332          3,094            87              -
  10/14/04   Rosemount / Chippendale Ave                 1,198          864          2,008            52              -
  10/14/04   St Cloud/Franklin                             796          575          1,338            30              -
  10/14/04   Savage / W 128th St                         2,122        1,522          3,535           120              -
  10/14/04   Spring Lake Park/Hwy 65 NE                  2,166        1,534          3,562           188              -
  10/14/04   St Paul / Terrace Court                     1,579        1,122          2,606           126              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  5/27/03    Castro Valley / Grove Way                      2,307        6,745        9,052           967
   8/2/03    Sacramento / E.Stockton Blvd                     554        4,211        4,765           630
  8/13/03    Timonium / W. Padonia Road                     1,931        3,723        5,654           524
  8/21/03    Van Nuys / Sepulveda                           1,698        6,287        7,985           522
   9/9/03    Westwood / East St                             3,287        5,283        8,570           742
  10/21/03   San Diego / Miramar Road                       2,243        7,305        9,548           975
  11/3/03    El Sobrante/San Pablo                          1,257        5,664        6,921           742
  11/6/03    Pearl City / Kamehameha Hwy                    4,430        5,316        9,746           694
  12/23/03   Boston / Southampton Street                    5,344        8,295       13,639         1,008
   1/9/04    Farmingville / Horseblock Road                 1,918        4,305        6,223           524
  2/27/04    Salem / Goodhue St.                            1,544        6,213        7,757           708
  3/18/04    Seven Corners / Arlington Blvd.                6,085        7,275       13,360           798
  6/30/04    Marlton / Route 73                             1,103        5,207        6,310           532
   7/1/04    Long Island City/Northern Blvd.                4,876        7,372       12,248           765
   7/9/04    West Valley Cty/Redwood                          883        2,348        3,231           234
  7/12/04    Hicksville/E. Old Country Rd.                  1,692        4,053        5,745           393
  7/15/04    Harwood/Ronald                                 1,619        3,963        5,582           393
  9/24/04    E. Hanover/State Rt                            3,894        5,174        9,068           468
  10/14/04   Apple Valley/148th St                            592        1,453        2,045           132
  10/14/04   Blaine / Hwy 65 NE                               790        2,030        2,820           176
  10/14/04   Brooklyn Park / Lakeland Ave                   1,413        3,442        4,855           307
  10/14/04   Brooklyn Park / Xylon Ave                      1,121        2,916        4,037           268
  10/14/04   St Paul(Eagan)/Sibley Mem'l Hwy                  616        1,448        2,064           127
  10/14/04   Maple Grove / Zachary Lane                     1,338        3,168        4,506           278
  10/14/04   Minneapolis / Hiawatha Ave                     1,481        3,592        5,073           317
  10/14/04   New Hope / 36th Ave                            1,333        3,180        4,513           281
  10/14/04   Rosemount / Chippendale Ave                      865        2,059        2,924           185
  10/14/04   St Cloud/Franklin                                576        1,367        1,943           123
  10/14/04   Savage / W 128th St                            1,523        3,654        5,177           325
  10/14/04   Spring Lake Park/Hwy 65 NE                     1,535        3,749        5,284           329
  10/14/04   St Paul / Terrace Court                        1,123        2,731        3,854           245

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  10/14/04   St Paul / Eaton St                              -        1,161          2,698           119              -
  10/14/04   St Paul-Hartzell / Wabash Ave                   -        1,207          2,816           133              -
  10/14/04   West St Paul / Marie Ave                    1,572        1,447          3,361           322              -
  10/14/04   Stillwater / Memorial Ave                   2,303        1,669          3,876            74              -
  10/14/04   St Paul / VadnaisHts                        1,312          928          2,157           116              -
  10/14/04   Woodbury / Hudson Road                        690        1,863          4,327            64              -
  10/14/04   Brown Deer / N Green Bay Rd                 1,493        1,059          2,461           122              -
  10/14/04   Germantown / Spaten Court                     845          607          1,411            44              -
  10/14/04   Milwaukee/ N 77th St                        1,744        1,241          2,882           132              -
  10/14/04   Milwaukee/ S 13th St                        2,065        1,484          3,446           108              -
  10/14/04   Oak Creek / S 27th St                       1,059          751          1,746            87              -
  10/14/04   Waukesha / Arcadian Ave                     2,368        1,665          3,868           246              -
  10/14/04   West Allis / W Lincoln Ave                  1,935        1,390          3,227           105              -
  10/14/04   Garland / O'Banion Rd                       1,518          606          1,414            41              -
  10/14/04   Grand Prairie/ Hwy360                       2,334          942          2,198            32              -
  10/14/04   Duncanville/N Duncnvill                     3,886        1,524          3,556           199              -
  10/14/04   Lancaster/ W Pleasant                       2,465          993          2,317            39              -
  10/14/04   Mesquite / Oates Dr                         2,328          937          2,186            40              -
  10/14/04   Dallas / E NW Hwy                           2,342          942          2,198            43              -
  11/24/04   Pompano Beach/E. Sample                     4,631        1,608          3,754           145              -
  11/24/04   Davie / SW 41st St.                         5,977        2,467          5,758           167              -
  11/24/04   North Bay Village/Kennedy                   6,493        3,275          7,644           126              -
  11/24/04   Miami / Biscayne Blvd                       6,436        3,538          8,258            12              -
  11/24/04   Miami Gardens/NW 57th St                    6,482        2,706          6,316            71              -
  11/24/04   Tamarac/ N University Dr                    6,326        2,580          6,022            68              -
  11/24/04   Miami / SW 31st Ave                        13,814       11,574         27,009           199              -
  11/24/04   Hialeah / W 20th Ave                        5,502        2,224          5,192            63              -
  11/24/04   Miami / SW 42nd St                          7,288        2,955          6,897            62              -
  11/24/04   Miami / SW 40th St                          7,218        2,933          6,844            53              -
  11/25/04   Carlsbad/CorteDelAbeto                          -        2,861          6,676         1,459              -
  1/19/05    Cheektowaga / William St                        -          965          2,262            38              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  10/14/04   St Paul / Eaton St                             1,162        2,816        3,978           254
  10/14/04   St Paul-Hartzell / Wabash Ave                  1,206        2,950        4,156           271
  10/14/04   West St Paul / Marie Ave                       1,449        3,681        5,130           317
  10/14/04   Stillwater / Memorial Ave                      1,671        3,948        5,619           349
  10/14/04   St Paul / VadnaisHts                             929        2,272        3,201           200
  10/14/04   Woodbury / Hudson Road                         1,865        4,389        6,254           389
  10/14/04   Brown Deer / N Green Bay Rd                    1,060        2,582        3,642           229
  10/14/04   Germantown / Spaten Court                        608        1,454        2,062           130
  10/14/04   Milwaukee/ N 77th St                           1,242        3,013        4,255           267
  10/14/04   Milwaukee/ S 13th St                           1,485        3,553        5,038           313
  10/14/04   Oak Creek / S 27th St                            752        1,832        2,584           160
  10/14/04   Waukesha / Arcadian Ave                        1,667        4,112        5,779           361
  10/14/04   West Allis / W Lincoln Ave                     1,391        3,331        4,722           293
  10/14/04   Garland / O'Banion Rd                            608        1,453        2,061           122
  10/14/04   Grand Prairie/ Hwy360                            944        2,228        3,172           183
  10/14/04   Duncanville/N Duncnvill                        1,525        3,754        5,279           310
  10/14/04   Lancaster/ W Pleasant                            995        2,354        3,349           195
  10/14/04   Mesquite / Oates Dr                              939        2,224        3,163           184
  10/14/04   Dallas / E NW Hwy                                944        2,239        3,183           186
  11/24/04   Pompano Beach/E. Sample                        1,621        3,886        5,507           335
  11/24/04   Davie / SW 41st St.                            2,466        5,926        8,392           516
  11/24/04   North Bay Village/Kennedy                      3,274        7,771       11,045           667
  11/24/04   Miami / Biscayne Blvd                          3,537        8,271       11,808           710
  11/24/04   Miami Gardens/NW 57th St                       2,706        6,387        9,093           548
  11/24/04   Tamarac/ N University Dr                       2,580        6,090        8,670           523
  11/24/04   Miami / SW 31st Ave                           11,571       27,211       38,782         2,297
  11/24/04   Hialeah / W 20th Ave                           2,224        5,255        7,479           449
  11/24/04   Miami / SW 42nd St                             2,954        6,960        9,914           597
  11/24/04   Miami / SW 40th St                             2,932        6,898        9,830           592
  11/25/04   Carlsbad/CorteDelAbeto                         2,861        8,135       10,996           670
  1/19/05    Cheektowaga / William St                         964        2,301        3,265           186

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  1/19/05    Amherst / Millersport Hwy                       -        1,431          3,350            20              -
  1/19/05    Lancaster / Walden Ave                          -          528          1,244            24              -
  1/19/05    Tonawanda/Hospitality Centre                    -        1,205          2,823            26              -
  1/19/05    Wheatfield / Niagara Falls Blv                  -        1,130          2,649            29              -
  1/20/05    Oak Lawn / Southwest Hwy                        -        1,850          4,330           107              -
  2/25/05    Owings Mills / Reisterstown Rd                  -          887          3,865            10              -
  4/26/05    Hoboken / 8th St                                -        3,963          9,290            65              -
   5/3/05    Bayville / 939 Route 9                          -        1,928          4,519            52              -
   5/3/05    Bricktown / Burnt Tavern Rd                     -        3,522          8,239            37              -
   5/3/05    JacksonTwnshp/N.County Line                     -        1,555          3,647            44              -
  5/16/05    Methuen / Pleasant Valley St                    -        2,263          4,540           131              -
  5/19/05    Libertyville / Kelley Crt                       -        2,042          4,783            52              -
  5/19/05    Joliet / Essington                              -        1,434          3,367            61              -
  6/15/05    Atlanta/Howell Mill Rd NW                       -        1,864          4,363            49              -
  6/15/05    Smyrna / Herodian Way SE                        -        1,294          3,032            40              -
   7/7/05    Lithonia / Minola Dr                            -        1,273          2,985            62              -
  7/14/05    Kennesaw / Bells Ferry Rd NW                    -        1,264          2,976           773              -
  7/28/05    Atlanta / Monroe Dr NE                          -        2,914          6,829           845              -
  8/11/05    Suwanee / Old Peachtree Rd NE                   -        1,914          4,497           131              -
   9/8/05    Brandon / Providence Rd                         -        2,592          6,067            83              -
  9/15/05    Woodstock / Hwy 92                              -        1,251          2,935            57              -
  9/22/05    Charlotte / W. Arrowood Rd                      -        1,426          3,335          (234)             -
  10/5/05    Jacksonville Beach / Beach Blvd                 -        2,552          5,981            81              -
  10/5/05    Bronx / Brush Ave                               -        4,517         10,581            45              -
  10/11/05   Austin / E. Ben White Blvd                      -          213          3,461            12              -
  10/13/05   Deerfield Beach/S. Powerline                    -        3,365          7,874           122              -
  10/14/05   Cooper City / Sheridan St                       -        3,035          7,092            84              -
  10/20/05   Staten Island / Veterans Rd                     -        3,599          8,430            58              -
  10/20/05   Pittsburg / Loveridge Center                    -        3,602          8,448            42              -
  10/21/05   Norristown / W. Main St                         -        1,465          4,818           271              -
  11/2/05    Miller Place / Route 25A                        -        2,757          6,459            33              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  1/19/05    Amherst / Millersport Hwy                      1,431        3,370        4,801           268
  1/19/05    Lancaster / Walden Ave                           528        1,268        1,796           103
  1/19/05    Tonawanda/Hospitality Centre                   1,205        2,849        4,054           228
  1/19/05    Wheatfield / Niagara Falls Blv                 1,130        2,678        3,808           215
  1/20/05    Oak Lawn / Southwest Hwy                       1,850        4,437        6,287           359
  2/25/05    Owings Mills / Reisterstown Rd                   887        3,875        4,762           290
  4/26/05    Hoboken / 8th St                               3,962        9,356       13,318           639
   5/3/05    Bayville / 939 Route 9                         1,927        4,572        6,499           311
   5/3/05    Bricktown / Burnt Tavern Rd                    3,521        8,277       11,798           559
   5/3/05    JacksonTwnshp/N.County Line                    1,554        3,692        5,246           252
  5/16/05    Methuen / Pleasant Valley St                   2,263        4,671        6,934           303
  5/19/05    Libertyville / Kelley Crt                      2,042        4,835        6,877           324
  5/19/05    Joliet / Essington                             1,434        3,428        4,862           234
  6/15/05    Atlanta/Howell Mill Rd NW                      1,863        4,413        6,276           280
  6/15/05    Smyrna / Herodian Way SE                       1,293        3,073        4,366           197
   7/7/05    Lithonia / Minola Dr                           1,272        3,048        4,320           190
  7/14/05    Kennesaw / Bells Ferry Rd NW                   1,264        3,749        5,013           189
  7/28/05    Atlanta / Monroe Dr NE                         2,913        7,675       10,588           405
  8/11/05    Suwanee / Old Peachtree Rd NE                  1,914        4,628        6,542           258
   9/8/05    Brandon / Providence Rd                        2,591        6,151        8,742           328
  9/15/05    Woodstock / Hwy 92                             1,250        2,993        4,243           155
  9/22/05    Charlotte / W. Arrowood Rd                     1,153        3,374        4,527           173
  10/5/05    Jacksonville Beach / Beach Blvd                2,552        6,062        8,614           304
  10/5/05    Bronx / Brush Ave                              4,516       10,627       15,143           531
  10/11/05   Austin / E. Ben White Blvd                       213        3,473        3,686           396
  10/13/05   Deerfield Beach/S. Powerline                   3,364        7,997       11,361           396
  10/14/05   Cooper City / Sheridan St                      3,034        7,177       10,211           351
  10/20/05   Staten Island / Veterans Rd                    3,598        8,489       12,087           413
  10/20/05   Pittsburg / Loveridge Center                   3,601        8,491       12,092           412
  10/21/05   Norristown / W. Main St                        1,465        5,089        6,554           244
  11/2/05    Miller Place / Route 25A                       2,757        6,492        9,249           570

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  11/18/05   Miami / Biscayne Blvd                           -        7,434         17,268            98              -
  12/1/05    Manchester / Taylor St                          -        1,305          3,029            27              -
  12/7/05    Buffalo Grove/E. Aptakisic Rd                   -        1,986          4,635            66              -
  12/13/05   Lorton / Pohick Rd & I95                        -        1,167          4,582           368              -
  12/16/05   Pico Rivera / Washington Blvd                   -        4,719         11,012            50              -
  12/27/05   Queens Village / Jamaica Ave                    -        3,409          5,494           183              -
   1/1/06    Costa Mesa / Placentia-A                        -          275            754             -              -
   1/1/06    Van Nuys / Sepulveda-A                          -          497            886             3              -
   1/1/06    Pico Rivera / Beverly                           -          303            865             -              -
   1/1/06    San Dimas                                       -          222          1,505            66              -
   1/1/06    Long Beach / Cherry Ave                         -          801          1,723         2,700              -
   1/1/06    E.LA / Valley Blvd                              -          670          1,845             1              -
   1/1/06    Glendale / Eagle Rock Blvd                      -        1,240          1,831           172              -
   1/1/06    N. Pasadena / Lincoln Ave                       -          357            535             7              -
   1/1/06    Crossroads Parkway                              -          146            773             6              -
   1/1/06    Fremont / Enterprise                            -          122            727             3              -
   1/1/06    Milpitas/Montague                               -          212            607            70              -
   1/1/06    Wilmington                                      -          890          1,345            16              -
   1/1/06    Sun Valley / Glenoaks                           -          359            616            12              -
   1/1/06    Corona                                          -          169            722             4              -
   1/1/06    Norco                                           -          106            410             -              -
   1/1/06    N. Hollywood / Vanowen                          -          343            567             1              -
   1/5/06    Norfolk/Widgeon Rd.                             -        1,328          3,125             2              -
  1/11/06    Goleta/Hollister&Stork                      4,498        2,873          6,788            19              -
  2/15/06    Rockville Ctr/Sunrise                           -        1,813          4,264         1,713              -
  3/16/06    Deerfield/S. Pfingsten Rd.                      -        1,953          4,569            56              -
  3/28/06    Pembroke Pines/S. Douglas Rd.                   -        3,008          7,018            37              -
  3/30/06    Miami/SW 24th Ave.                              -        4,272          9,969            97              -
  3/31/06    San Diego/Mira Mesa                             -        2,492          7,127             -              -
   5/1/06    Wilmington/Kirkwood Hwy                         -        1,572          3,672            10              -
   5/1/06    Jupiter/5100 Military Trail                     -        4,397         10,266            20              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  11/18/05   Miami / Biscayne Blvd                          7,432       17,368       24,800           782
  12/1/05    Manchester / Taylor St                         1,305        3,056        4,361           134
  12/7/05    Buffalo Grove/E. Aptakisic Rd                  1,986        4,701        6,687           204
  12/13/05   Lorton / Pohick Rd & I95                       1,184        4,933        6,117           212
  12/16/05   Pico Rivera / Washington Blvd                  4,718       11,063       15,781           467
  12/27/05   Queens Village / Jamaica Ave                   3,409        5,677        9,086           229
   1/1/06    Costa Mesa / Placentia-A                         275          754        1,029            52
   1/1/06    Van Nuys / Sepulveda-A                           497          889        1,386            65
   1/1/06    Pico Rivera / Beverly                            303          865        1,168            33
   1/1/06    San Dimas                                        222        1,571        1,793           114
   1/1/06    Long Beach / Cherry Ave                          801        4,423        5,224           (21)
   1/1/06    E.LA / Valley Blvd                               670        1,846        2,516           216
   1/1/06    Glendale / Eagle Rock Blvd                     1,240        2,003        3,243            32
   1/1/06    N. Pasadena / Lincoln Ave                        357          542          899            59
   1/1/06    Crossroads Parkway                               146          779          925            69
   1/1/06    Fremont / Enterprise                             122          730          852            58
   1/1/06    Milpitas/Montague                                212          677          889             1
   1/1/06    Wilmington                                       890        1,361        2,251           100
   1/1/06    Sun Valley / Glenoaks                            359          628          987            54
   1/1/06    Corona                                           169          726          895            12
   1/1/06    Norco                                            106          410          516           (22)
   1/1/06    N. Hollywood / Vanowen                           343          568          911            23
   1/5/06    Norfolk/Widgeon Rd.                            1,328        3,127        4,455           114
  1/11/06    Goleta/Hollister&Stork                         2,873        6,807        9,680           249
  2/15/06    Rockville Ctr/Sunrise                          1,813        5,977        7,790           143
  3/16/06    Deerfield/S. Pfingsten Rd.                     1,953        4,625        6,578           139
  3/28/06    Pembroke Pines/S. Douglas Rd.                  3,008        7,055       10,063           213
  3/30/06    Miami/SW 24th Ave.                             4,272       10,066       14,338           302
  3/31/06    San Diego/Mira Mesa                            2,492        7,127        9,619           207
   5/1/06    Wilmington/Kirkwood Hwy                        1,572        3,682        5,254            86
   5/1/06    Jupiter/5100 Military Trail                    4,397       10,286       14,683           241

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


   5/1/06    Neptune/Neptune Blvd.                           -        3,240          7,564             9              -
  5/15/06    Suwanee/Peachtree Pkwy                          -        2,483          5,799            26              -
   6/6/06    Tampa/30th St                                   -        2,283          5,337            16              -
  6/22/06    Centennial/S. Parker Rd.                        -        1,786          4,173             3              -
  5/26/06    Honolulu/Kapiolani                              -        9,329         20,400             -              -
   7/1/06    Brooklyn/Knapp St                               -        6,701          5,088             2              -
  8/22/06    Scottsdale North                                -        5,037         14,000            28              -
  8/22/06    Dobson Ranch                                    -        1,896          5,065            28              -
  8/22/06    Scottsdale Air Park                             -        1,560          7,060            28              -
  8/22/06    Shea                                            -        2,271          6,402            28              -
  8/22/06    Collonade Mall                                  -            -          3,569            33              -
  8/22/06    Union Hills                                     -        2,618          5,357            28              -
  8/22/06    Speedway                                        -        1,921          6,105            28              -
  8/22/06    Mill Avenue                                     -          621          2,447            28              -
  8/22/06    Cooper Road                                     -        2,378          3,970            28              -
  8/22/06    Desert Sky                                      -        1,603          4,667            34              -
  8/22/06    Tanque Verde Road                               -        1,636          3,714            28              -
  8/22/06    Oro Valley                                      -        1,729          6,158            28              -
  8/22/06    Sunnyvale                                       -        5,647         16,555            28              -
  8/22/06    El Cerito                                       -        2,002          8,710            28              -
  8/22/06    Westwood                                        -        7,826         13,848            28              -
  8/22/06    El Cajon                                        -        7,490         13,341            34              -
  8/22/06    Santa Ana                                       -       12,432         10,961            32              -
  8/22/06    Culver City / Jefferson                         -        3,689         14,555            28              -
  8/22/06    Solana Beach                                    -            -         11,163            28              -
  8/22/06    Huntington Beach                                -        3,914         11,064            31              -
  8/22/06    Ontario                                         -        2,904          5,762            28              -
  8/22/06    Orange                                          -        2,421          9,184            28              -
  8/22/06    Daly City                                       -        4,034         13,280            28              -
  8/22/06    Castro Valley                                   -        3,682          5,986            28              -
  8/22/06    Newark                                          -        3,550          6,512            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


   5/1/06    Neptune/Neptune Blvd.                          3,240        7,573       10,813           177
  5/15/06    Suwanee/Peachtree Pkwy                         2,483        5,825        8,308           136
   6/6/06    Tampa/30th St                                  2,283        5,353        7,636           108
  6/22/06    Centennial/S. Parker Rd.                       1,786        4,176        5,962            84
  5/26/06    Honolulu/Kapiolani                             9,329       20,400       29,729           442
   7/1/06    Brooklyn/Knapp St                              6,701        5,090       11,791            92
  8/22/06    Scottsdale North                               5,037       14,028       19,065           270
  8/22/06    Dobson Ranch                                   1,896        5,093        6,989            93
  8/22/06    Scottsdale Air Park                            1,560        7,088        8,648           130
  8/22/06    Shea                                           2,271        6,430        8,701           118
  8/22/06    Collonade Mall                                     -        3,602        3,602            66
  8/22/06    Union Hills                                    2,618        5,385        8,003            98
  8/22/06    Speedway                                       1,921        6,133        8,054           112
  8/22/06    Mill Avenue                                      621        2,475        3,096            46
  8/22/06    Cooper Road                                    2,378        3,998        6,376            73
  8/22/06    Desert Sky                                     1,603        4,701        6,304            86
  8/22/06    Tanque Verde Road                              1,636        3,742        5,378            69
  8/22/06    Oro Valley                                     1,729        6,186        7,915           114
  8/22/06    Sunnyvale                                      5,647       16,583       22,230           304
  8/22/06    El Cerito                                      2,002        8,738       10,740           160
  8/22/06    Westwood                                       7,826       13,876       21,702           254
  8/22/06    El Cajon                                       7,490       13,375       20,865           245
  8/22/06    Santa Ana                                     12,432       10,993       23,425           202
  8/22/06    Culver City / Jefferson                        3,689       14,583       18,272           267
  8/22/06    Solana Beach                                       -       11,191       11,191           206
  8/22/06    Huntington Beach                               3,914       11,095       15,009           203
  8/22/06    Ontario                                        2,904        5,790        8,694           106
  8/22/06    Orange                                         2,421        9,212       11,633           169
  8/22/06    Daly City                                      4,034       13,308       17,342           244
  8/22/06    Castro Valley                                  3,682        6,014        9,696           110
  8/22/06    Newark                                         3,550        6,540       10,090           120

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Sacramento                                      -        1,864          4,399            28              -
  8/22/06    San Leandro                                     -        2,979          4,776            28              -
  8/22/06    San Lorenzo                                     -        1,842          4,387            32              -
  8/22/06    Tracy                                           -          959          3,791            28              -
  8/22/06    Aliso Viejo                                     -        6,640         11,486            30              -
  8/22/06    Alicia Parkway                                  -        5,669         12,680            33              -
  8/22/06    Capitol Expressway                              -            -          3,970            28              -
  8/22/06    Vista Park-Land Lease                           -            -              -            28              -
  8/22/06    Oakley                                          -        2,419          5,452            28              -
  8/22/06    Livermore                                       -        2,972          6,816            28              -
  8/22/06    Sand City/Monterey                              -        2,563          8,291            28              -
  8/22/06    Tracy II                                        -        1,762          4,487            28              -
  8/22/06    SF-Evans                                        -        3,966          7,487            30              -
  8/22/06    Natomas                                         -        1,302          5,063            28              -
  8/22/06    Presidio                                        -            -              -           424              -
  8/22/06    Golden / 6th & Simms                            -          853          2,817            28              -
  8/22/06    Littleton / Hampden                             -        1,040          2,261            28              -
  8/22/06    Margate                                         -        3,482          5,742            28              -
  8/22/06    Delray Beach                                    -        3,546          7,076            28              -
  8/22/06    Lauderhill                                      -        2,807          6,668            28              -
  8/22/06    Roswell                                         -          908          3,308            28              -
  8/22/06    Morgan Falls                                    -        3,229          7,844            31              -
  8/22/06    Norcross                                        -          724          2,197            28              -
  8/22/06    Stone Mountain                                  -          500          2,055            28              -
  8/22/06    Tucker                                          -          731          2,664            29              -
  8/22/06    Forest Park                                     -          502          1,731            28              -
  8/22/06    Clairmont Road                                  -          804          2,345            31              -
  8/22/06    Gwinnett Place                                  -        1,728          3,982            28              -
  8/22/06    Perimeter Center                                -        3,414          8,283            28              -
  8/22/06    Peachtree Industrial Blvd.                      -        2,443          6,682            28              -
  8/22/06    Satellite Blvd                                  -        1,940          3,907            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Sacramento                                     1,864        4,427        6,291            82
  8/22/06    San Leandro                                    2,979        4,804        7,783            88
  8/22/06    San Lorenzo                                    1,842        4,419        6,261            80
  8/22/06    Tracy                                            959        3,819        4,778            70
  8/22/06    Aliso Viejo                                    6,640       11,516       18,156           211
  8/22/06    Alicia Parkway                                 5,669       12,713       18,382           234
  8/22/06    Capitol Expressway                                 -        3,998        3,998            73
  8/22/06    Vista Park-Land Lease                              -           28           28             -
  8/22/06    Oakley                                         2,419        5,480        7,899           101
  8/22/06    Livermore                                      2,972        6,844        9,816           125
  8/22/06    Sand City/Monterey                             2,563        8,319       10,882           152
  8/22/06    Tracy II                                       1,762        4,515        6,277            83
  8/22/06    SF-Evans                                       3,966        7,517       11,483           138
  8/22/06    Natomas                                        1,302        5,091        6,393            93
  8/22/06    Presidio                                           -          424          424             8
  8/22/06    Golden / 6th & Simms                             853        2,845        3,698            52
  8/22/06    Littleton / Hampden                            1,040        2,289        3,329            42
  8/22/06    Margate                                        3,482        5,770        9,252           106
  8/22/06    Delray Beach                                   3,546        7,104       10,650           130
  8/22/06    Lauderhill                                     2,807        6,696        9,503           123
  8/22/06    Roswell                                          908        3,336        4,244            61
  8/22/06    Morgan Falls                                   3,229        7,875       11,104           144
  8/22/06    Norcross                                         724        2,225        2,949            41
  8/22/06    Stone Mountain                                   500        2,083        2,583            38
  8/22/06    Tucker                                           731        2,693        3,424            50
  8/22/06    Forest Park                                      502        1,759        2,261            32
  8/22/06    Clairmont Road                                   804        2,376        3,180            43
  8/22/06    Gwinnett Place                                 1,728        4,010        5,738            74
  8/22/06    Perimeter Center                               3,414        8,311       11,725           152
  8/22/06    Peachtree Industrial Blvd.                     2,443        6,710        9,153           123
  8/22/06    Satellite Blvd                                 1,940        3,935        5,875            72

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Hillside                                        -        1,949          3,611            29              -
  8/22/06    Orland Park                                     -        2,977          5,443            88              -
  8/22/06    Bolingbrook / Brook Ct                          -        1,342          2,133            28              -
  8/22/06    Wheaton                                         -        1,531          5,584            32              -
  8/22/06    Lincolnwood  / Touhy                            -          700          3,307            28              -
  8/22/06    Niles                                           -          826          1,473            28              -
  8/22/06    Berwyn                                          -          728          5,310            36              -
  8/22/06    Chicago Hts / N Western                         -        1,367          3,359            28              -
  8/22/06    River West                                      -          296          2,443            30              -
  8/22/06    Fullerton                                       -        1,369          6,500            29              -
  8/22/06    Glenview West                                   -        1,283          2,621            28              -
  8/22/06    Glendale  / Keystone Ave.                       -        1,733          3,958            28              -
  8/22/06    College Park / W. 86th St.                      -        1,381          2,669            32              -
  8/22/06    Carmel / N. Range Line Rd.                      -        2,580          5,025            29              -
  8/22/06    Geogetown / Georgetown Rd.                      -        1,263          4,224            28              -
  8/22/06    Fishers / Allisonville Rd.                      -        2,106          3,629            31              -
  8/22/06    Castleton / Corporate Dr.                       -          914          2,465            28              -
  8/22/06    Geist / Fitness Lane                            -        2,133          3,718            28              -
  8/22/06    Indianapolis / E. 6nd St.                       -          444          2,141            28              -
  8/22/06    Suitland                                        -        2,337          5,799            30              -
  8/22/06    Gaithersburg                                    -        4,239          8,516            47              -
  8/22/06    Germantown                                      -        2,057          4,510            37              -
  8/22/06    Briggs Chaney                                   -        2,073          2,802            28              -
  8/22/06    Oxon Hill                                       -        1,557          3,971            44              -
  8/22/06    Frederick/Thomas Johnson Dr                     -        1,811          2,695            28              -
  8/22/06    Clinton                                         -        2,728          5,363            28              -
  8/22/06    Reisterstown                                    -          833          2,035            28              -
  8/22/06    Plymouth                                        -        2,018          4,415            28              -
  8/22/06    Madison Heights                                 -        2,354          4,391            28              -
  8/22/06    Ann Arbor                                       -        1,921          4,068            28              -
  8/22/06    Canton                                          -          710          4,287            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Hillside                                       1,949        3,640        5,589            66
  8/22/06    Orland Park                                    2,977        5,531        8,508           101
  8/22/06    Bolingbrook / Brook Ct                         1,342        2,161        3,503            40
  8/22/06    Wheaton                                        1,531        5,616        7,147           103
  8/22/06    Lincolnwood  / Touhy                             700        3,335        4,035            61
  8/22/06    Niles                                            826        1,501        2,327            28
  8/22/06    Berwyn                                           728        5,346        6,074            98
  8/22/06    Chicago Hts / N Western                        1,367        3,387        4,754            63
  8/22/06    River West                                       296        2,473        2,769            46
  8/22/06    Fullerton                                      1,369        6,529        7,898           120
  8/22/06    Glenview West                                  1,283        2,649        3,932            49
  8/22/06    Glendale  / Keystone Ave.                      1,733        3,986        5,719            73
  8/22/06    College Park / W. 86th St.                     1,381        2,701        4,082            50
  8/22/06    Carmel / N. Range Line Rd.                     2,580        5,054        7,634            93
  8/22/06    Geogetown / Georgetown Rd.                     1,263        4,252        5,515            78
  8/22/06    Fishers / Allisonville Rd.                     2,106        3,660        5,766            68
  8/22/06    Castleton / Corporate Dr.                        914        2,493        3,407            46
  8/22/06    Geist / Fitness Lane                           2,133        3,746        5,879            69
  8/22/06    Indianapolis / E. 6nd St.                        444        2,169        2,613            40
  8/22/06    Suitland                                       2,337        5,829        8,166           107
  8/22/06    Gaithersburg                                   4,239        8,563       12,802           157
  8/22/06    Germantown                                     2,057        4,547        6,604            83
  8/22/06    Briggs Chaney                                  2,073        2,830        4,903            52
  8/22/06    Oxon Hill                                      1,557        4,015        5,572            74
  8/22/06    Frederick/Thomas Johnson Dr                    1,811        2,723        4,534            50
  8/22/06    Clinton                                        2,728        5,391        8,119            98
  8/22/06    Reisterstown                                     833        2,063        2,896            38
  8/22/06    Plymouth                                       2,018        4,443        6,461            82
  8/22/06    Madison Heights                                2,354        4,419        6,773            80
  8/22/06    Ann Arbor                                      1,921        4,096        6,017            75
  8/22/06    Canton                                           710        4,315        5,025            79

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Fraser                                          -        2,026          5,393            28              -
  8/22/06    Livonia                                         -        1,849          3,860            28              -
  8/22/06    Sterling Heights                                -        2,996          5,358            28              -
  8/22/06    Warren                                          -        3,345          7,004            28              -
  8/22/06    Rochester                                       -        1,876          3,032            33              -
  8/22/06    Taylor                                          -        1,635          4,808            28              -
  8/22/06    Jackson                                         -          442          1,756            28              -
  8/22/06    Troy                                            -        1,237          2,093            28              -
  8/22/06    Rochester Hills                                 -        1,780          4,559            28              -
  8/22/06    Auburn Hills                                    -        1,888          3,017            28              -
  8/22/06    Flint South                                     -          543          3,068            28              -
  8/22/06    Troy - Maple                                    -        2,570          5,775            28              -
  8/22/06    Matawan                                         -        4,282          7,813            28              -
  8/22/06    Marlboro                                        -        2,214          5,868            28              -
  8/22/06    Voorhees                                        -        2,705          5,486            28              -
  8/22/06    Dover/Rockaway                                  -        3,395          5,327            28              -
  8/22/06    Marlton                                         -        1,635          2,273            39              -
  8/22/06    West Paterson                                   -          701          5,689            28              -
  8/22/06    Yonkers                                         -        4,473          9,925            32              -
  8/22/06    Van Dam Street                                  -        3,527          6,935            37              -
  8/22/06    Northern Blvd                                   -        5,373          9,970            35              -
  8/22/06    Gold Street                                     -        6,747         16,544           332              -
  8/22/06    Utica Avenue                                    -        7,746         13,063            28              -
  8/22/06    Melville                                        -        4,659          6,572            29              -
  8/22/06    Westgate                                        -          697          1,211            28              -
  8/22/06    Capital Boulevard                               -          757          1,681            28              -
  8/22/06    Cary                                            -        1,145          5,104            28              -
  8/22/06    Garner                                          -          529          1,211            30              -
  8/22/06    Morrisville                                     -          703          1,880            28              -
  8/22/06    Atlantic Avenue                                 -        1,693          6,293            28              -
  8/22/06    Friendly Avenue                                 -        1,169          3,043            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Fraser                                         2,026        5,421        7,447           100
  8/22/06    Livonia                                        1,849        3,888        5,737            72
  8/22/06    Sterling Heights                               2,996        5,386        8,382            98
  8/22/06    Warren                                         3,345        7,032       10,377           129
  8/22/06    Rochester                                      1,876        3,065        4,941            56
  8/22/06    Taylor                                         1,635        4,836        6,471            88
  8/22/06    Jackson                                          442        1,784        2,226            33
  8/22/06    Troy                                           1,237        2,121        3,358            38
  8/22/06    Rochester Hills                                1,780        4,587        6,367            84
  8/22/06    Auburn Hills                                   1,888        3,045        4,933            56
  8/22/06    Flint South                                      543        3,096        3,639            56
  8/22/06    Troy - Maple                                   2,570        5,803        8,373           106
  8/22/06    Matawan                                        4,282        7,841       12,123           144
  8/22/06    Marlboro                                       2,214        5,896        8,110           109
  8/22/06    Voorhees                                       2,705        5,514        8,219           101
  8/22/06    Dover/Rockaway                                 3,395        5,355        8,750            98
  8/22/06    Marlton                                        1,635        2,312        3,947            42
  8/22/06    West Paterson                                    701        5,717        6,418           105
  8/22/06    Yonkers                                        4,473        9,957       14,430           183
  8/22/06    Van Dam Street                                 3,527        6,972       10,499           128
  8/22/06    Northern Blvd                                  5,373       10,005       15,378           184
  8/22/06    Gold Street                                    6,747       16,876       23,623           309
  8/22/06    Utica Avenue                                   7,746       13,091       20,837           240
  8/22/06    Melville                                       4,659        6,601       11,260           121
  8/22/06    Westgate                                         697        1,239        1,936            23
  8/22/06    Capital Boulevard                                757        1,709        2,466            32
  8/22/06    Cary                                           1,145        5,132        6,277            95
  8/22/06    Garner                                           529        1,241        1,770            23
  8/22/06    Morrisville                                      703        1,908        2,611            34
  8/22/06    Atlantic Avenue                                1,693        6,321        8,014           116
  8/22/06    Friendly Avenue                                1,169        3,071        4,240            56

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Glenwood Avenue                                 -        1,689          4,948            28              -
  8/22/06    Poole Road                                      -        1,271          2,919            28              -
  8/22/06    South Raleigh                                   -          800          2,219            28              -
  8/22/06    Wendover                                        -        2,891          7,656            41              -
  8/22/06    Beaverton/Allen Blvd                            -        2,130          3,908            28              -
  8/22/06    Gresham / Hogan Rd                              -        1,957          4,438            30              -
  8/22/06    Hillsboro/30th St                               -        3,095          8,504            28              -
  8/22/06    Westchester                                     -            -          5,735            28              -
  8/22/06    Airport                                         -        4,597          8,728            33              -
  8/22/06    Oxford Valley                                   -        2,430          5,365            32              -
  8/22/06    Valley Forge                                    -            -              -            28              -
  8/22/06    Jenkintown                                      -            -              -            30              -
  8/22/06    Burke                                           -        2,522          4,019            28              -
  8/22/06    Midlothian Turnpike                             -        1,978          3,244            28              -
  8/22/06    South Military Highway                          -        1,611          2,903            33              -
  8/22/06    Newport News North                              -        2,073          4,067            30              -
  8/22/06    Virginia Beach Blvd.                            -        2,743          4,786            32              -
  8/22/06    Bayside                                         -        1,570          2,708            28              -
  8/22/06    Chesapeake                                      -        1,507          4,296            31              -
  8/22/06    Leesburg                                        -        1,935          2,485            30              -
  8/22/06    Dale City                                       -        1,885          3,335            28              -
  8/22/06    Gainesville                                     -        1,377          2,046            31              -
  8/22/06    Charlottesville                                 -        1,481          2,397            28              -
  8/22/06    Laskin Road                                     -        1,448          2,634            28              -
  8/22/06    Holland Road                                    -        1,565          2,227            28              -
  8/22/06    Princess Anne Road                              -        1,479          2,766            28              -
  8/22/06    Cedar Road                                      -        1,138          2,083            28              -
  8/22/06    Crater Road                                     -        1,497          2,266            31              -
  8/22/06    Temple                                          -          993          2,231            32              -
  8/22/06    Jefferson Davis Hwy                             -          954          2,156            33              -
  8/22/06    McLean                                          -            -          8,815            30              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Glenwood Avenue                                1,689        4,976        6,665            91
  8/22/06    Poole Road                                     1,271        2,947        4,218            54
  8/22/06    South Raleigh                                    800        2,247        3,047            41
  8/22/06    Wendover                                       2,891        7,697       10,588           141
  8/22/06    Beaverton/Allen Blvd                           2,130        3,936        6,066            73
  8/22/06    Gresham / Hogan Rd                             1,957        4,468        6,425            82
  8/22/06    Hillsboro/30th St                              3,095        8,532       11,627           156
  8/22/06    Westchester                                        -        5,763        5,763           106
  8/22/06    Airport                                        4,597        8,761       13,358           161
  8/22/06    Oxford Valley                                  2,430        5,397        7,827            98
  8/22/06    Valley Forge                                       -           28           28             -
  8/22/06    Jenkintown                                         -           30           30             -
  8/22/06    Burke                                          2,522        4,047        6,569            74
  8/22/06    Midlothian Turnpike                            1,978        3,272        5,250            60
  8/22/06    South Military Highway                         1,611        2,936        4,547            54
  8/22/06    Newport News North                             2,073        4,097        6,170            75
  8/22/06    Virginia Beach Blvd.                           2,743        4,818        7,561            88
  8/22/06    Bayside                                        1,570        2,736        4,306            50
  8/22/06    Chesapeake                                     1,507        4,327        5,834            79
  8/22/06    Leesburg                                       1,935        2,515        4,450            46
  8/22/06    Dale City                                      1,885        3,363        5,248            61
  8/22/06    Gainesville                                    1,377        2,077        3,454            38
  8/22/06    Charlottesville                                1,481        2,425        3,906            45
  8/22/06    Laskin Road                                    1,448        2,662        4,110            49
  8/22/06    Holland Road                                   1,565        2,255        3,820            41
  8/22/06    Princess Anne Road                             1,479        2,794        4,273            51
  8/22/06    Cedar Road                                     1,138        2,111        3,249            38
  8/22/06    Crater Road                                    1,497        2,297        3,794            42
  8/22/06    Temple                                           993        2,263        3,256            41
  8/22/06    Jefferson Davis Hwy                              954        2,189        3,143            40
  8/22/06    McLean                                             -        8,845        8,845           162

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Burke Centre                                    -        4,756          8,705            28              -
  8/22/06    Fordson                                         -        3,063          5,235            28              -
  8/22/06    Fullerton                                       -        4,199          8,867            28              -
  8/22/06    Telegraph                                       -        2,183          4,467            28              -
  8/22/06    Mt Vernon                                       -        4,876         11,544            28              -
  8/22/06    Bellingham                                      -        2,160          4,340            36              -
  8/22/06    Everett Central                                 -        2,137          4,342            28              -
  8/22/06    Tacoma / Highland Hills                         -        2,647          5,533            28              -
  8/22/06    Edmonds                                         -        5,883         10,514            38              -
  8/22/06    Kirkland 124th                                  -        2,827          5,031            28              -
  8/22/06    Woodinville                                     -        2,603          5,723            32              -
  8/22/06    Burien / Des Moines                             -        3,063          5,952            28              -
  8/22/06    SeaTac                                          -        2,439          4,623            30              -
  8/22/06    Southcenter                                     -        2,054          3,665            28              -
  8/22/06    Puyallup / Canyon Rd                            -        1,123          1,940            28              -
  8/22/06    Puyallup / South Hill                           -        1,567          2,610            28              -
  8/22/06    Queen Anne/Magnolia                             -        3,191         11,723            28              -
  8/22/06    Kennydale                                       -        3,424          7,799            31              -
  8/22/06    Bellefield                                      -        3,019          5,541            28              -
  8/22/06    Factoria Square                                 -        3,431          8,891            33              -
  8/22/06    Auburn / 16th Ave                               -        2,491          4,716            28              -
  8/22/06    East Bremerton                                  -        1,945          5,203            28              -
  8/22/06    Port Orchard                                    -        1,144          2,885            28              -
  8/22/06    West Seattle                                    -        3,573          8,711            28              -
  8/22/06    Vancouver / Salmon Creek                        -        2,667          5,597            28              -
  8/22/06    West Bremerton                                  -        1,778          3,067            30              -
  8/22/06    Kent / 132nd                                    -        1,806          3,880            28              -
  8/22/06    Lacey/Martin Way                                -        1,211          2,162            28              -
  8/22/06    Lynwood/189th St SW                             -        2,172          3,518            34              -
  8/22/06    W Olympia/Black Lake Blvd II                    -        1,295          2,300            28              -
  8/22/06    Parkland / A St                                 -        1,855          3,819            30              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Burke Centre                                   4,756        8,733       13,489           160
  8/22/06    Fordson                                        3,063        5,263        8,326            97
  8/22/06    Fullerton                                      4,199        8,895       13,094           164
  8/22/06    Telegraph                                      2,183        4,495        6,678            83
  8/22/06    Mt Vernon                                      4,876       11,572       16,448           212
  8/22/06    Bellingham                                     2,160        4,376        6,536            80
  8/22/06    Everett Central                                2,137        4,370        6,507            80
  8/22/06    Tacoma / Highland Hills                        2,647        5,561        8,208           102
  8/22/06    Edmonds                                        5,883       10,552       16,435           193
  8/22/06    Kirkland 124th                                 2,827        5,059        7,886            93
  8/22/06    Woodinville                                    2,603        5,755        8,358           106
  8/22/06    Burien / Des Moines                            3,063        5,980        9,043           110
  8/22/06    SeaTac                                         2,439        4,653        7,092            86
  8/22/06    Southcenter                                    2,054        3,693        5,747            68
  8/22/06    Puyallup / Canyon Rd                           1,123        1,968        3,091            36
  8/22/06    Puyallup / South Hill                          1,567        2,638        4,205            49
  8/22/06    Queen Anne/Magnolia                            3,191       11,751       14,942           216
  8/22/06    Kennydale                                      3,424        7,830       11,254           143
  8/22/06    Bellefield                                     3,019        5,569        8,588           102
  8/22/06    Factoria Square                                3,431        8,924       12,355           164
  8/22/06    Auburn / 16th Ave                              2,491        4,744        7,235            87
  8/22/06    East Bremerton                                 1,945        5,231        7,176            96
  8/22/06    Port Orchard                                   1,144        2,913        4,057            54
  8/22/06    West Seattle                                   3,573        8,739       12,312           160
  8/22/06    Vancouver / Salmon Creek                       2,667        5,625        8,292           103
  8/22/06    West Bremerton                                 1,778        3,097        4,875            56
  8/22/06    Kent / 132nd                                   1,806        3,908        5,714            72
  8/22/06    Lacey/Martin Way                               1,211        2,190        3,401            40
  8/22/06    Lynwood/189th St SW                            2,172        3,552        5,724            65
  8/22/06    W Olympia/Black Lake Blvd II                   1,295        2,328        3,623            42
  8/22/06    Parkland / A St                                1,855        3,849        5,704            70

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Lake Union                                      -        7,586         11,024            28              -
  8/22/06    Bellevue / 122nd                                -        9,552         21,891            32              -
  8/22/06    Gig Harbor/Olympic                              -        1,762          3,196            28              -
  8/22/06    Seattle/Ballinger Way                           -            -          7,098            28              -
  8/22/06    Scottsdale South                                -        2,377          3,524            28              -
  8/22/06    Phoenix                                         -        2,516          5,638            28              -
  8/22/06    Chandler                                        -        2,910          5,460            28              -
  8/22/06    Phoenix East                                    -        1,524          5,151            28              -
  8/22/06    Mesa                                            -        1,604          4,434            28              -
  8/22/06    Union City                                      -        1,905          3,091            28              -
  8/22/06    La Habra                                        -        5,439         10,239            28              -
  8/22/06    Palo Alto                                       -        4,259          6,362            28              -
  8/22/06    Kearney - Balboa                                -        4,565         11,584            28              -
  8/22/06    South San Francisco                             -        1,593          4,995            28              -
  8/22/06    Mountain View                                   -        1,505          3,839            28              -
  8/22/06    Denver / Tamarac II                             -          666          1,109            33              -
  8/22/06    Littleton / Windermere I                        -        2,214          4,186            33              -
  8/22/06    Thornton / Quivas                               -          547          1,439            28              -
  8/22/06    Northglenn / Irma Dr.                           -        1,579          3,716            28              -
  8/22/06    Oakland Park                                    -        8,821         20,512            41              -
  8/22/06    Seminole                                        -        1,821          3,817            28              -
  8/22/06    Military Trail                                  -        6,514         10,965            28              -
  8/22/06    Blue Heron                                      -        8,121         11,641            28              -
  8/22/06    Alsip / 127th St                                -        1,891          3,414            28              -
  8/22/06    Dolton                                          -        1,784          4,508            28              -
  8/22/06    Lombard / 330 W North Ave                       -        1,506          2,596            28              -
  8/22/06    Rolling Meadows / Rohlwing                      -        1,839          3,620            28              -
  8/22/06    Schaumburg / Hillcrest Blvd                     -        1,732          4,026            30              -
  8/22/06    Bridgeview                                      -        1,396          3,651            28              -
  8/22/06    Willowbrook                                     -        1,730          3,355            32              -
  8/22/06    Lisle                                           -        1,967          3,525            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Lake Union                                     7,586       11,052       18,638           203
  8/22/06    Bellevue / 122nd                               9,552       21,923       31,475           402
  8/22/06    Gig Harbor/Olympic                             1,762        3,224        4,986            59
  8/22/06    Seattle/Ballinger Way                              -        7,126        7,126           130
  8/22/06    Scottsdale South                               2,377        3,552        5,929            65
  8/22/06    Phoenix                                        2,516        5,666        8,182           103
  8/22/06    Chandler                                       2,910        5,488        8,398           101
  8/22/06    Phoenix East                                   1,524        5,179        6,703            95
  8/22/06    Mesa                                           1,604        4,462        6,066            82
  8/22/06    Union City                                     1,905        3,119        5,024            57
  8/22/06    La Habra                                       5,439       10,267       15,706           188
  8/22/06    Palo Alto                                      4,259        6,390       10,649           118
  8/22/06    Kearney - Balboa                               4,565       11,612       16,177           213
  8/22/06    South San Francisco                            1,593        5,023        6,616            92
  8/22/06    Mountain View                                  1,505        3,867        5,372            72
  8/22/06    Denver / Tamarac II                              666        1,142        1,808            20
  8/22/06    Littleton / Windermere I                       2,214        4,219        6,433            78
  8/22/06    Thornton / Quivas                                547        1,467        2,014            27
  8/22/06    Northglenn / Irma Dr.                          1,579        3,744        5,323            69
  8/22/06    Oakland Park                                   8,821       20,553       29,374           377
  8/22/06    Seminole                                       1,821        3,845        5,666            70
  8/22/06    Military Trail                                 6,514       10,993       17,507           202
  8/22/06    Blue Heron                                     8,121       11,669       19,790           215
  8/22/06    Alsip / 127th St                               1,891        3,442        5,333            63
  8/22/06    Dolton                                         1,784        4,536        6,320            83
  8/22/06    Lombard / 330 W North Ave                      1,506        2,624        4,130            49
  8/22/06    Rolling Meadows / Rohlwing                     1,839        3,648        5,487            66
  8/22/06    Schaumburg / Hillcrest Blvd                    1,732        4,056        5,788            74
  8/22/06    Bridgeview                                     1,396        3,679        5,075            68
  8/22/06    Willowbrook                                    1,730        3,387        5,117            63
  8/22/06    Lisle                                          1,967        3,553        5,520            65

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Laurel                                          -        1,323          2,577            28              -
  8/22/06    Crofton                                         -        1,373          3,377            28              -
  8/22/06    Lansing                                         -          114          1,126            28              -
  8/22/06    Southfield                                      -        4,181          6,338            30              -
  8/22/06    23006 Troy - Oakland Mall                       -        2,281          4,953            28              -
  8/22/06    Walled Lake                                     -        2,788          4,784            28              -
  8/22/06    Salem / Lancaster                               -        2,036          4,827            28              -
  8/22/06    Tigard / King City                              -        1,959          7,189            28              -
  8/22/06    Portland / SE 82nd Ave                          -        1,519          4,390            32              -
  8/22/06    Beaverton/HWY 217                               -        3,294          7,186            28              -
  8/22/06    Beaverton / Cornell Rd                          -        1,869          3,814            29              -
  8/22/06    Fairfax                                         -        6,895         10,006            30              -
  8/22/06    Falls Church                                    -        2,488         15,341            31              -
  8/22/06    Manassas West                                   -          912          2,826            28              -
  8/22/06    Herndon                                         -        2,625          3,105            31              -
  8/22/06    Newport News South                              -        2,190          5,264            28              -
  8/22/06    North Richmond                                  -        1,606          2,411            32              -
  8/22/06    Kempsville                                      -        1,165          1,951            28              -
  8/22/06    Manassas East                                   -        1,297          2,843            34              -
  8/22/06    Vancouver / Vancouver Mall                      -        1,751          3,251            29              -
  8/22/06    White Center/West Seattle                       -        2,091          4,530            28              -
  8/22/06    Factoria                                        -        2,770          5,429            29              -
  8/22/06    Federal Way/Pac Hwy                             -        4,027          8,554            28              -
  8/22/06    Renton                                          -        2,752          6,378            28              -
  8/22/06    Issaquah                                        -        3,739          5,624            28              -
  8/22/06    East Lynnwood                                   -        2,250          4,790            31              -
  8/22/06    Tacoma / 96th St & 32nd Ave                     -        1,604          2,394            28              -
  8/22/06    Smokey Point                                    -          607          1,723            32              -
  8/22/06    Shoreline / 145th                               -        2,926          4,910         3,463              -
  8/22/06    23038 Mt. Clemens                           1,947        1,247          3,590            30              -
  8/22/06    Ramsey                                          -          552          2,155            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------

  8/22/06    Laurel                                         1,323        2,605        3,928            47
  8/22/06    Crofton                                        1,373        3,405        4,778            63
  8/22/06    Lansing                                          114        1,154        1,268            22
  8/22/06    Southfield                                     4,181        6,368       10,549           116
  8/22/06    23006 Troy - Oakland Mall                      2,281        4,981        7,262            92
  8/22/06    Walled Lake                                    2,788        4,812        7,600            88
  8/22/06    Salem / Lancaster                              2,036        4,855        6,891            89
  8/22/06    Tigard / King City                             1,959        7,217        9,176           133
  8/22/06    Portland / SE 82nd Ave                         1,519        4,422        5,941            80
  8/22/06    Beaverton/HWY 217                              3,294        7,214       10,508           133
  8/22/06    Beaverton / Cornell Rd                         1,869        3,843        5,712            70
  8/22/06    Fairfax                                        6,895       10,036       16,931           184
  8/22/06    Falls Church                                   2,488       15,372       17,860           282
  8/22/06    Manassas West                                    912        2,854        3,766            52
  8/22/06    Herndon                                        2,625        3,136        5,761            57
  8/22/06    Newport News South                             2,190        5,292        7,482            97
  8/22/06    North Richmond                                 1,606        2,443        4,049            45
  8/22/06    Kempsville                                     1,165        1,979        3,144            36
  8/22/06    Manassas East                                  1,297        2,877        4,174            52
  8/22/06    Vancouver / Vancouver Mall                     1,751        3,280        5,031            60
  8/22/06    White Center/West Seattle                      2,091        4,558        6,649            83
  8/22/06    Factoria                                       2,770        5,458        8,228           100
  8/22/06    Federal Way/Pac Hwy                            4,027        8,582       12,609           157
  8/22/06    Renton                                         2,752        6,406        9,158           118
  8/22/06    Issaquah                                       3,739        5,652        9,391           103
  8/22/06    East Lynnwood                                  2,250        4,821        7,071            88
  8/22/06    Tacoma / 96th St & 32nd Ave                    1,604        2,422        4,026            45
  8/22/06    Smokey Point                                     607        1,755        2,362            32
  8/22/06    Shoreline / 145th                              2,926        8,373       11,299           153
  8/22/06    23038 Mt. Clemens                              1,247        3,620        4,867            66
  8/22/06    Ramsey                                           552        2,183        2,735            40

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Apple Valley / 155th St                         -        1,203          3,136            28              -
  8/22/06    Brooklyn Park / 73rd Ave                        -        1,953          3,902            28              -
  8/22/06    Burnsville Parkway                              -        1,561          4,359            30              -
  8/22/06    Chanhassen                                      -        3,292          6,220            28              -
  8/22/06    Coon Rapids / Robinson Dr                       -        1,991          4,975            28              -
  8/22/06    Eden Prairie East                               -        3,516          5,682            28              -
  8/22/06    Eden Prairie West                               -        3,713          7,177            29              -
  8/22/06    Edina                                           -        4,422          8,190            28              -
  8/22/06    Hopkins                                         -        1,460          2,510            28              -
  8/22/06    Little Canada                                   -        3,490          7,062            28              -
  8/22/06    Maple Grove / Lakeland Dr                       -        1,513          3,272           816              -
  8/22/06    Minnetonka                                      -        1,318          2,087            28              -
  8/22/06    Plymouth 169                                    -          684          1,323            28              -
  8/22/06    Plymouth 494                                    -        2,000          4,260            28              -
  8/22/06    Plymouth West                                   -        1,973          6,638            28              -
  8/22/06    Richfield                                       -        1,641          5,688            28              -
  8/22/06    Shorewood                                       -        2,805          7,244            30              -
  8/22/06    Woodbury / Wooddale Dr                          -        2,220          5,307            29              -
  8/22/06    Central Parkway                                 -        2,545          4,637            28              -
  8/22/06    Kirkman East                                    -        2,479          3,717            28              -
  8/22/06    Pinole                                          -        1,703          3,047            28              -
  8/22/06    Martinez                                        -        3,277          7,126            28              -
  8/22/06    Portland / 16th & Sandy Blvd                    -        1,053          3,802            28              -
  8/22/06    Houghton                                        -        2,694          4,132            28              -
  8/22/06    Antioch                                         -        1,853          6,475            28              -
  8/22/06    Walnut Creek                                    -            -              -            28              -
  8/22/06    Holcomb Bridge                                  -        1,906          4,303            28              -
  8/22/06    Palatine / Rand Rd                              -        1,215          1,895            28              -
  8/22/06    Washington Square                               -          523          1,073            28              -
  8/22/06    Indianapolis/N.Illinois                         -          182          2,795            28              -
  8/22/06    Canton South                                    -          769          3,316            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Apple Valley / 155th St                        1,203        3,164        4,367            57
  8/22/06    Brooklyn Park / 73rd Ave                       1,953        3,930        5,883            72
  8/22/06    Burnsville Parkway                             1,561        4,389        5,950            80
  8/22/06    Chanhassen                                     3,292        6,248        9,540           115
  8/22/06    Coon Rapids / Robinson Dr                      1,991        5,003        6,994            92
  8/22/06    Eden Prairie East                              3,516        5,710        9,226           105
  8/22/06    Eden Prairie West                              3,713        7,206       10,919           132
  8/22/06    Edina                                          4,422        8,218       12,640           151
  8/22/06    Hopkins                                        1,460        2,538        3,998            46
  8/22/06    Little Canada                                  3,490        7,090       10,580           130
  8/22/06    Maple Grove / Lakeland Dr                      1,513        4,088        5,601            75
  8/22/06    Minnetonka                                     1,318        2,115        3,433            38
  8/22/06    Plymouth 169                                     684        1,351        2,035            24
  8/22/06    Plymouth 494                                   2,000        4,288        6,288            79
  8/22/06    Plymouth West                                  1,973        6,666        8,639           123
  8/22/06    Richfield                                      1,641        5,716        7,357           105
  8/22/06    Shorewood                                      2,805        7,274       10,079           133
  8/22/06    Woodbury / Wooddale Dr                         2,220        5,336        7,556            98
  8/22/06    Central Parkway                                2,545        4,665        7,210            86
  8/22/06    Kirkman East                                   2,479        3,745        6,224            69
  8/22/06    Pinole                                         1,703        3,075        4,778            56
  8/22/06    Martinez                                       3,277        7,154       10,431           132
  8/22/06    Portland / 16th & Sandy Blvd                   1,053        3,830        4,883            70
  8/22/06    Houghton                                       2,694        4,160        6,854            77
  8/22/06    Antioch                                        1,853        6,503        8,356           119
  8/22/06    Walnut Creek                                       -           28           28             -
  8/22/06    Holcomb Bridge                                 1,906        4,331        6,237            79
  8/22/06    Palatine / Rand Rd                             1,215        1,923        3,138            36
  8/22/06    Washington Square                                523        1,101        1,624            20
  8/22/06    Indianapolis/N.Illinois                          182        2,823        3,005            52
  8/22/06    Canton South                                     769        3,344        4,113            61

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Bricktown                                       -        2,881          5,834            28              -
  8/22/06    Commack                                         -        2,688          6,376            28              -
  8/22/06    Nesconset / Nesconset Hwy                       -        1,374          3,151            28              -
  8/22/06    Great Neck                                      -        1,229          3,299            28              -
  8/22/06    Hempstead / S. Franklin St.                     -          509          3,042            28              -
  8/22/06    Bethpage / Stuart Ave                           -        2,387          7,104            29              -
  8/22/06    Helotes                                         -        1,833          3,557            28              -
  8/22/06    Medical Center San Antonio                      -        1,571          4,217            28              -
  8/22/06    Oak Hills                                       -            -          7,449            28              -
  8/22/06    Olympia                                         -        2,382          4,182            28              -
  8/22/06    Las Colinas                                     -          676          3,338            28              -
  8/22/06    Old Towne                                       -        2,756         13,080            28              -
  8/22/06    Juanita                                         -        2,318          7,554            28              -
  8/22/06    Ansley Park                                     -        3,132         11,926            30              -
  8/22/06    Brookhaven                                      -        2,740          8,333            30              -
  8/22/06    Decatur                                         -        2,556         10,146            30              -
  8/22/06    Oregon City                                     -        1,582          3,539            28              -
  8/22/06    Portland/Barbur Bl                              -        2,328          9,134            30              -
  8/22/06    Salem  / Liberty Road                           -        1,994          5,304            32              -
  8/22/06    Edgemont                                        -        3,585          7,704            28              -
  8/22/06    Bedford                                         -        2,042          4,176            28              -
  8/22/06    Kingwood                                        -        1,625          2,926            28              -
  8/22/06    Hillcroft                                       -            -          3,994            28              -
  8/22/06    T.C. Jester                                     -        2,047          4,819            30              -
  8/22/06    Windcrest                                       -          764          2,601            28              -
  8/22/06    Mission Bend                                    -        1,381          3,141            28              -
  8/22/06    Parker Road/Independence                        -        2,593          5,464            28              -
  8/22/06    Park Cities East                                -        4,205          6,259            28              -
  8/22/06    MaCarthur Crossing                              -        2,635          5,698            28              -
  8/22/06    Arlington/S.Cooper                              -        2,305          4,308            28              -
  8/22/06    Woodforest                                      -        1,534          3,545           955              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Bricktown                                      2,881        5,862        8,743           107
  8/22/06    Commack                                        2,688        6,404        9,092           118
  8/22/06    Nesconset / Nesconset Hwy                      1,374        3,179        4,553            59
  8/22/06    Great Neck                                     1,229        3,327        4,556            61
  8/22/06    Hempstead / S. Franklin St.                      509        3,070        3,579            56
  8/22/06    Bethpage / Stuart Ave                          2,387        7,133        9,520           130
  8/22/06    Helotes                                        1,833        3,585        5,418            65
  8/22/06    Medical Center San Antonio                     1,571        4,245        5,816            78
  8/22/06    Oak Hills                                          -        7,477        7,477           137
  8/22/06    Olympia                                        2,382        4,210        6,592            77
  8/22/06    Las Colinas                                      676        3,366        4,042            61
  8/22/06    Old Towne                                      2,756       13,108       15,864           240
  8/22/06    Juanita                                        2,318        7,582        9,900           139
  8/22/06    Ansley Park                                    3,132       11,956       15,088           220
  8/22/06    Brookhaven                                     2,740        8,363       11,103           153
  8/22/06    Decatur                                        2,556       10,176       12,732           187
  8/22/06    Oregon City                                    1,582        3,567        5,149            65
  8/22/06    Portland/Barbur Bl                             2,328        9,164       11,492           169
  8/22/06    Salem  / Liberty Road                          1,994        5,336        7,330            98
  8/22/06    Edgemont                                       3,585        7,732       11,317           142
  8/22/06    Bedford                                        2,042        4,204        6,246            77
  8/22/06    Kingwood                                       1,625        2,954        4,579            54
  8/22/06    Hillcroft                                          -        4,022        4,022            74
  8/22/06    T.C. Jester                                    2,047        4,849        6,896            89
  8/22/06    Windcrest                                        764        2,629        3,393            49
  8/22/06    Mission Bend                                   1,381        3,169        4,550            57
  8/22/06    Parker Road/Independence                       2,593        5,492        8,085           101
  8/22/06    Park Cities East                               4,205        6,287       10,492           115
  8/22/06    MaCarthur Crossing                             2,635        5,726        8,361           105
  8/22/06    Arlington/S.Cooper                             2,305        4,336        6,641            79
  8/22/06    Woodforest                                     1,534        4,500        6,034            83

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Preston Road                                    -        1,931          3,246            28              -
  8/22/06    East Lamar                                      -        1,581          2,878            30              -
  8/22/06    Lewisville/Interstate 35                        -        2,696          4,311            28              -
  8/22/06    Round Rock                                      -        1,256          2,153            28              -
  8/22/06    Slaughter Lane                                  -        1,881          3,326            28              -
  8/22/06    Valley Ranch                                    -        1,927          5,390            28              -
  8/22/06    Nacogdoches                                     -        1,422          2,655            28              -
  8/22/06    Thousand Oaks                                   -        1,815          3,814            28              -
  8/22/06    Highway 78                                      -        1,344          2,288            28              -
  8/22/06    The Quarry                                      -        1,841          8,765            28              -
  8/22/06    Cinco Ranch                                     -          939          2,085            28              -
  8/22/06    North Carrollton                                -        2,408          4,204            28              -
  8/22/06    First Colony                                    -        1,181          2,930            28              -
  8/22/06    North Park                                      -        1,444          3,253            28              -
  8/22/06    South Main - TX                                 -          521            723            28              -
  8/22/06    Westchase                                       -          903          3,748            28              -
  8/22/06    Lakeline                                        -        1,289          3,762            28              -
  8/22/06    Highway 26                                      -        1,353          3,147            28              -
  8/22/06    Shavano Park                                    -          972          4,973            28              -
  8/22/06    Oltorf                                          -          880          3,693            30              -
  8/22/06    Irving                                          -          686          1,367            28              -
  8/22/06    Hill Country Village                            -          988          3,524            28              -
  8/22/06    San Antonio NE                                  -          253            664            31              -
  8/22/06    East Pioneer II                                 -          786          1,784            28              -
  8/22/06    Westheimer                                      -          594          2,316            32              -
  8/22/06    San Antonio/Jones-Maltsberger                   -        1,102          2,637            28              -
  8/22/06    Beltline                                        -        1,291          2,336            31              -
  8/22/06    MacArthur                                       -        1,590          2,265            28              -
  8/22/06    Hurst / S. Pipeline Rd                          -          661          1,317            28              -
  8/22/06    Balcones Hts/Fredericksburg Rd                  -        2,372          4,718            28              -
  8/22/06    Blanco Road                                     -        1,742          4,813            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Preston Road                                   1,931        3,274        5,205            60
  8/22/06    East Lamar                                     1,581        2,908        4,489            54
  8/22/06    Lewisville/Interstate 35                       2,696        4,339        7,035            79
  8/22/06    Round Rock                                     1,256        2,181        3,437            40
  8/22/06    Slaughter Lane                                 1,881        3,354        5,235            61
  8/22/06    Valley Ranch                                   1,927        5,418        7,345           100
  8/22/06    Nacogdoches                                    1,422        2,683        4,105            50
  8/22/06    Thousand Oaks                                  1,815        3,842        5,657            70
  8/22/06    Highway 78                                     1,344        2,316        3,660            42
  8/22/06    The Quarry                                     1,841        8,793       10,634           161
  8/22/06    Cinco Ranch                                      939        2,113        3,052            38
  8/22/06    North Carrollton                               2,408        4,232        6,640            78
  8/22/06    First Colony                                   1,181        2,958        4,139            54
  8/22/06    North Park                                     1,444        3,281        4,725            60
  8/22/06    South Main - TX                                  521          751        1,272            14
  8/22/06    Westchase                                        903        3,776        4,679            69
  8/22/06    Lakeline                                       1,289        3,790        5,079            69
  8/22/06    Highway 26                                     1,353        3,175        4,528            59
  8/22/06    Shavano Park                                     972        5,001        5,973            92
  8/22/06    Oltorf                                           880        3,723        4,603            68
  8/22/06    Irving                                           686        1,395        2,081            26
  8/22/06    Hill Country Village                             988        3,552        4,540            65
  8/22/06    San Antonio NE                                   253          695          948            13
  8/22/06    East Pioneer II                                  786        1,812        2,598            33
  8/22/06    Westheimer                                       594        2,348        2,942            43
  8/22/06    San Antonio/Jones-Maltsberger                  1,102        2,665        3,767            49
  8/22/06    Beltline                                       1,291        2,367        3,658            43
  8/22/06    MacArthur                                      1,590        2,293        3,883            42
  8/22/06    Hurst / S. Pipeline Rd                           661        1,345        2,006            24
  8/22/06    Balcones Hts/Fredericksburg Rd                 2,372        4,746        7,118            87
  8/22/06    Blanco Road                                    1,742        4,841        6,583            88

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Leon Valley/Bandera Road                        -          501          1,044         2,466              -
  8/22/06    Imperial Valley                                 -        1,166          2,756            28              -
  8/22/06    Sugarland                                       -        1,714          3,407            28              -
  8/22/06    Woodlands                                       -        1,353          3,131            28              -
  8/22/06    Federal Road                                    -        1,021          3,086            28              -
  8/22/06    West University                                 -        1,940          8,121            30              -
  8/22/06    Medical Center/Braeswood II                     -        1,121          4,678            28              -
  8/22/06    Richardson/Audelia                              -        1,034          2,703            28              -
  8/22/06    North Austin                                    -        2,143          3,674            28              -
  8/22/06    Warner                                          -        1,603          3,998            31              -
  8/22/06    Universal City                                  -          777          3,194            28              -
  8/22/06    Seattle / Lake City Way                         -        3,406          7,789            33              -
  8/22/06    Arrowhead                                       -        2,372          5,818            28              -
  8/22/06    Ahwatukee                                       -        3,017          5,975            28              -
  8/22/06    Blossom Valley                                  -        2,721          8,418            28              -
  8/22/06    Jones Bridge                                    -        3,065          6,015            30              -
  8/22/06    Lawrenceville                                   -        2,076          5,188            30              -
  8/22/06    Fox Valley                                      -        1,880          3,622            28              -
  8/22/06    Eagle Creek / Shore Terrace                     -          880          2,878            31              -
  8/22/06    N. Greenwood/E. County Line                     -            -          3,954            28              -
  8/22/06    Annapolis                                       -            -          7,439            28              -
  8/22/06    Creedmoor                                       -        3,579          7,366            28              -
  8/22/06    Painters Crossing                               -        1,582          4,527            28              -
  8/22/06    Greenville Ave & Meadow                         -        2,066          6,969            28              -
  8/22/06    Potomac Mills                                   -        2,806          7,347            51              -
  8/22/06    Sterling / Cascades                             -        3,435          7,713            28              -
  8/22/06    Redmond / Plateau                               -        2,872          7,603            28              -
  8/22/06    Val Vista                                       -        3,686          6,223            28              -
  8/22/06    Van Ness                                        -       11,120         13,555            28              -
  8/22/06    Sandy Plains                                    -        2,452          4,669            28              -
  8/22/06    Country Club Hills                              -        2,783          5,438            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Leon Valley/Bandera Road                         501        3,510        4,011            64
  8/22/06    Imperial Valley                                1,166        2,784        3,950            51
  8/22/06    Sugarland                                      1,714        3,435        5,149            63
  8/22/06    Woodlands                                      1,353        3,159        4,512            57
  8/22/06    Federal Road                                   1,021        3,114        4,135            57
  8/22/06    West University                                1,940        8,151       10,091           149
  8/22/06    Medical Center/Braeswood II                    1,121        4,706        5,827            87
  8/22/06    Richardson/Audelia                             1,034        2,731        3,765            50
  8/22/06    North Austin                                   2,143        3,702        5,845            68
  8/22/06    Warner                                         1,603        4,029        5,632            74
  8/22/06    Universal City                                   777        3,222        3,999            59
  8/22/06    Seattle / Lake City Way                        3,406        7,822       11,228           143
  8/22/06    Arrowhead                                      2,372        5,846        8,218           107
  8/22/06    Ahwatukee                                      3,017        6,003        9,020           110
  8/22/06    Blossom Valley                                 2,721        8,446       11,167           155
  8/22/06    Jones Bridge                                   3,065        6,045        9,110           111
  8/22/06    Lawrenceville                                  2,076        5,218        7,294            96
  8/22/06    Fox Valley                                     1,880        3,650        5,530            66
  8/22/06    Eagle Creek / Shore Terrace                      880        2,909        3,789            54
  8/22/06    N. Greenwood/E. County Line                        -        3,982        3,982            73
  8/22/06    Annapolis                                          -        7,467        7,467           137
  8/22/06    Creedmoor                                      3,579        7,394       10,973           135
  8/22/06    Painters Crossing                              1,582        4,555        6,137            83
  8/22/06    Greenville Ave & Meadow                        2,066        6,997        9,063           128
  8/22/06    Potomac Mills                                  2,806        7,398       10,204           135
  8/22/06    Sterling / Cascades                            3,435        7,741       11,176           142
  8/22/06    Redmond / Plateau                              2,872        7,631       10,503           141
  8/22/06    Val Vista                                      3,686        6,251        9,937           115
  8/22/06    Van Ness                                      11,120       13,583       24,703           249
  8/22/06    Sandy Plains                                   2,452        4,697        7,149            86
  8/22/06    Country Club Hills                             2,783        5,466        8,249           100

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Schaumburg / Irving Park Rd                     -        2,695          4,781            32              -
  8/22/06    Clinton Township                                -        1,917          4,143            28              -
  8/22/06    Champions                                       -        1,061          3,207            28              -
  8/22/06    Southlake                                       -        2,794          4,760            28              -
  8/22/06    City Place                                      -        2,045          5,776            28              -
  8/22/06    Bee Cave Road                                   -        3,546         10,341            28              -
  8/22/06    Oak Farms                                       -        2,307          8,481            28              -
  8/22/06    Henderson Street                                -          542          5,001            28              -
  8/22/06    Merrifield                                      -        5,061         10,949            30              -
  8/22/06    Mill Creek                                      -        2,917          7,252            28              -
  8/22/06    Pier 57                                         -        2,042          8,719            28              -
  8/22/06    Redmond / 90th                                  -        3,717          7,011            29              -
  8/22/06    Seattle / Capital Hill - 12th                   -        3,811         11,104           283              -
  8/22/06    Costa Mesa                                  2,921        3,622          6,030            86              -
  8/22/06    West Park                                   7,469       11,715         12,915           274              -
  8/22/06    Cabot Road                                  4,355        5,168          9,253            98              -
  8/22/06    San Juan Creek                              4,701        4,755         10,749           100              -
  8/22/06    Rancho San Diego                            3,766        4,226          7,652            72              -
  8/22/06    Palms                                       4,697        2,491         11,404            97              -
  8/22/06    West Covina                                 3,759        3,595          7,360            92              -
  8/22/06    Woodland Hills                              4,767        4,376         11,898           119              -
  8/22/06    Long Beach                                      -        3,130         11,211           114              -
  8/22/06    Northridge                                      -        4,674         11,164            95              -
  8/22/06    Rancho Mirage                                   -        2,614          4,744            88              -
  8/22/06    Palm Desert                                     -        1,910          5,462            97              -
  8/22/06    Davie                                           -        4,842          9,388            28              -
  8/22/06    Portland / I-205 & Division                     -        2,026          4,299            31              -
  8/22/06    Milwaukie/Hwy224                                -        2,867          5,926            28              -
  8/22/06    River Oaks                                      -        2,625          8,930            28              -
  8/22/06    Tacoma / South Sprague Ave                      -        2,189          4,776            28              -
  8/22/06    Vancouver / Hazel Dell                          -        2,299          4,313            31              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Schaumburg / Irving Park Rd                    2,695        4,813        7,508            88
  8/22/06    Clinton Township                               1,917        4,171        6,088            77
  8/22/06    Champions                                      1,061        3,235        4,296            59
  8/22/06    Southlake                                      2,794        4,788        7,582            88
  8/22/06    City Place                                     2,045        5,804        7,849           106
  8/22/06    Bee Cave Road                                  3,546       10,369       13,915           190
  8/22/06    Oak Farms                                      2,307        8,509       10,816           156
  8/22/06    Henderson Street                                 542        5,029        5,571            92
  8/22/06    Merrifield                                     5,061       10,979       16,040           202
  8/22/06    Mill Creek                                     2,917        7,280       10,197           134
  8/22/06    Pier 57                                        2,042        8,747       10,789           161
  8/22/06    Redmond / 90th                                 3,717        7,040       10,757           129
  8/22/06    Seattle / Capital Hill - 12th                  3,811       11,387       15,198           208
  8/22/06    Costa Mesa                                     3,622        6,116        9,738           112
  8/22/06    West Park                                     11,715       13,189       24,904           241
  8/22/06    Cabot Road                                     5,168        9,351       14,519           171
  8/22/06    San Juan Creek                                 4,755       10,849       15,604           199
  8/22/06    Rancho San Diego                               4,226        7,724       11,950           142
  8/22/06    Palms                                          2,491       11,501       13,992           211
  8/22/06    West Covina                                    3,595        7,452       11,047           137
  8/22/06    Woodland Hills                                 4,376       12,017       16,393           221
  8/22/06    Long Beach                                     3,130       11,325       14,455           208
  8/22/06    Northridge                                     4,674       11,259       15,933           207
  8/22/06    Rancho Mirage                                  2,614        4,832        7,446            88
  8/22/06    Palm Desert                                    1,910        5,559        7,469           102
  8/22/06    Davie                                          4,842        9,416       14,258           172
  8/22/06    Portland / I-205 & Division                    2,026        4,330        6,356            79
  8/22/06    Milwaukie/Hwy224                               2,867        5,954        8,821           109
  8/22/06    River Oaks                                     2,625        8,958       11,583           165
  8/22/06    Tacoma / South Sprague Ave                     2,189        4,804        6,993            88
  8/22/06    Vancouver / Hazel Dell                         2,299        4,344        6,643            79

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Canyon Park                                     -        3,628          7,327           176              -
  8/22/06    South Boulevard                             4,269        3,090          6,041            30          1,463
  8/22/06    Weddington                                  3,012        2,172          4,263            31          1,030
  8/22/06    Gastonia                                    2,094          644          2,808            28            507
  8/22/06    Amity Ct                                    1,961          610          1,378            28            313
  8/22/06    Pavilion                                    1,601        1,490          3,114            28            732
  8/22/06    Randleman                                   2,098        1,639          2,707            30            712
  8/22/06    Matthews                                        -        1,733          6,457            28          1,220
  8/22/06    Eastland                                    1,736          949          2,159            28            488
  8/22/06    Albermarle                                  3,281        1,557          4,636            28            945
  8/22/06    COTT                                        1,202          429          1,732            28            320
  8/22/06    Ashley River                                    -        1,907          4,065            28            947
  8/22/06    Clayton                                         -        1,071          2,869            28            608
  8/22/06    Dave Lyle                                       -          604          2,111            28            407
  8/22/06    English Rd                                      -          437          1,215            28            254
  8/22/06    Sunset                                          -          659          1,461            30            334
  8/22/06    Cone Blvd                                   1,057        1,253          2,462            28            595
  8/22/06    Wake Forest                                   704        1,098          2,553            28            573
  8/22/06    Silas Creek                                     -        1,304          2,738            28            642
  8/22/06    Winston                                     2,249        1,625          3,368            28            794
  8/22/06    Hickory                                     2,392        1,091          4,271            28            795
  8/22/06    Wilkinson                                   2,069        1,366          3,235            28            720
  8/22/06    Lexington                                   1,212          874          1,806            28            426
  8/22/06    Florence                                    2,889          952          5,557            28            932
  8/22/06    Sumter                                      1,150          560          2,002            28            384
  8/22/06    Garners Ferry                               2,515        1,418          2,516            28            638
  8/22/06    Greenville                                  1,930        1,816          4,732            28          1,014
  8/22/06    Spartanburg                                   509          799          1,550            28            377
  8/22/06    Rockingham                                    834          376          1,352            32            258
  8/22/06    Monroe                                      2,287        1,578          2,996            28            735
  8/22/06    Salisbury                                   3,434           40          5,488            28            724

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Canyon Park                                    3,628        7,503       11,131           138
  8/22/06    South Boulevard                                3,766        6,858       10,624           125
  8/22/06    Weddington                                     2,647        4,849        7,496            89
  8/22/06    Gastonia                                         785        3,202        3,987            59
  8/22/06    Amity Ct                                         743        1,586        2,329            29
  8/22/06    Pavilion                                       1,816        3,548        5,364            65
  8/22/06    Randleman                                      1,998        3,090        5,088            56
  8/22/06    Matthews                                       2,112        7,326        9,438           134
  8/22/06    Eastland                                       1,156        2,468        3,624            45
  8/22/06    Albermarle                                     1,898        5,268        7,166            97
  8/22/06    COTT                                             523        1,986        2,509            37
  8/22/06    Ashley River                                   2,324        4,623        6,947            84
  8/22/06    Clayton                                        1,305        3,271        4,576            60
  8/22/06    Dave Lyle                                        736        2,414        3,150            45
  8/22/06    English Rd                                       533        1,401        1,934            26
  8/22/06    Sunset                                           803        1,681        2,484            31
  8/22/06    Cone Blvd                                      1,527        2,811        4,338            51
  8/22/06    Wake Forest                                    1,338        2,914        4,252            54
  8/22/06    Silas Creek                                    1,589        3,123        4,712            57
  8/22/06    Winston                                        1,980        3,835        5,815            70
  8/22/06    Hickory                                        1,330        4,855        6,185            89
  8/22/06    Wilkinson                                      1,665        3,684        5,349            68
  8/22/06    Lexington                                      1,065        2,069        3,134            38
  8/22/06    Florence                                       1,160        6,309        7,469           116
  8/22/06    Sumter                                           683        2,291        2,974            42
  8/22/06    Garners Ferry                                  1,728        2,872        4,600            52
  8/22/06    Greenville                                     2,213        5,377        7,590            98
  8/22/06    Spartanburg                                      974        1,780        2,754            33
  8/22/06    Rockingham                                       458        1,560        2,018            28
  8/22/06    Monroe                                         1,923        3,414        5,337            63
  8/22/06    Salisbury                                         49        6,231        6,280           114

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    N. Tryon                                    2,123        1,271          2,330            31            582
  8/22/06    Pineville                                   4,362        2,609          6,829            33          1,461
  8/22/06    Park Rd                                     4,575        2,667          7,243            29          1,527
  8/22/06    Ballantyne                                      -        1,758          3,720            30            869
  8/22/06    Stallings                                   2,454        1,348          2,882            28            671
  8/22/06    Concord                                     2,009        1,147          2,308            28            552
  8/22/06    Woodruff                                    1,623        1,154          1,616            28            463
  8/22/06    Shriners                                    1,796          758          2,347            30            472
  8/22/06    Charleston                                  1,853          604          3,313            36            564
  8/22/06    Rock Hill                                   2,135          993          2,222            33            506
  8/22/06    Arrowood                                    2,798        2,014          4,214            37            989
  8/22/06    Country Club                                    -          935          3,439            32            652
  8/22/06    Rosewood                                        -          352          2,141            28            356
  8/22/06    James Island/Folly Road                         -        2,061          3,708            28            934
  8/22/06    Battleground                                    -        1,995          3,757            28            925
  8/22/06    Greenwood Village / DTC Blvd                    -          684          2,925            99              -
  8/22/06    Highlands Ranch/ Colorado Blvd                  -          793          2,000           110              -
  8/22/06    Medical Center                              1,727        1,051          3,509           144              -
  8/22/06    Seneca Commons                                  -        2,672          5,354            28          1,283
  8/22/06    Hermitage                                   2,245        1,183          3,226           248              -
  8/22/06    Capital Blvd South                              -        3,002          6,273            28          1,474
  8/22/06    Franklin                                    2,876        1,837          4,294            94              -
  8/22/06    Rivergate                                   2,123        1,055          3,384           157              -
  8/22/06    Hickory Hollow                              1,614          637          2,635           129              -
  8/22/06    Southhaven                                  1,852        1,286          3,578           124              -
  8/22/06    Wolfchase                                   1,465          987          2,816           142              -
  8/22/06    Winchester                                  1,889          676          1,500           158              -
  8/22/06    Sycamore View                               1,161          705          1,936           166              -
  8/22/06    Stones River                                2,168        1,090          3,378           110              -
  8/22/06    South Main                                    585           70            186            76              -
  8/22/06    Southfield at Telegraph                         -        1,757          8,341            28              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    N. Tryon                                       1,549        2,665        4,214            49
  8/22/06    Pineville                                      3,180        7,752       10,932           142
  8/22/06    Park Rd                                        3,250        8,216       11,466           151
  8/22/06    Ballantyne                                     2,142        4,235        6,377            78
  8/22/06    Stallings                                      1,643        3,286        4,929            60
  8/22/06    Concord                                        1,398        2,637        4,035            49
  8/22/06    Woodruff                                       1,406        1,855        3,261            34
  8/22/06    Shriners                                         924        2,683        3,607            50
  8/22/06    Charleston                                       736        3,781        4,517            69
  8/22/06    Rock Hill                                      1,210        2,544        3,754            47
  8/22/06    Arrowood                                       2,454        4,800        7,254            88
  8/22/06    Country Club                                   1,139        3,919        5,058            72
  8/22/06    Rosewood                                         429        2,448        2,877            45
  8/22/06    James Island/Folly Road                        2,512        4,219        6,731            78
  8/22/06    Battleground                                   2,431        4,274        6,705            78
  8/22/06    Greenwood Village / DTC Blvd                     684        3,024        3,708            55
  8/22/06    Highlands Ranch/ Colorado Blvd                   793        2,110        2,903            38
  8/22/06    Medical Center                                 1,051        3,653        4,704            66
  8/22/06    Seneca Commons                                 3,257        6,080        9,337           111
  8/22/06    Hermitage                                      1,183        3,474        4,657            64
  8/22/06    Capital Blvd South                             3,659        7,118       10,777           130
  8/22/06    Franklin                                       1,837        4,388        6,225            80
  8/22/06    Rivergate                                      1,055        3,541        4,596            65
  8/22/06    Hickory Hollow                                   637        2,764        3,401            51
  8/22/06    Southhaven                                     1,286        3,702        4,988            68
  8/22/06    Wolfchase                                        987        2,958        3,945            54
  8/22/06    Winchester                                       676        1,658        2,334            31
  8/22/06    Sycamore View                                    705        2,102        2,807            38
  8/22/06    Stones River                                   1,090        3,488        4,578            64
  8/22/06    South Main                                        70          262          332             5
  8/22/06    Southfield at Telegraph                        1,757        8,369       10,126           153

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


  8/22/06    Westland                                        -        1,572          3,687            28              -
  8/22/06    Dearborn                                        -        1,030          4,847            28              -
  8/22/06    Roseville                                       -        1,319          5,210            28              -
  8/22/06    Farmington Hills                                -          982          2,878            28              -
  8/22/06    Hunt Club                                       -        2,527          5,483            29            729
  8/22/06    Speedway/N. High School Rd                      -        2,091          3,566            28              -
  8/22/06    Alafaya/University Blvd.                        -        2,817          4,549            28            689
  8/22/06    McCoy/528                                       -        2,656          5,206            35              -
  8/22/06    S. Orange Blossom Trail/417                 2,990        2,810          6,849            28            870
  8/22/06    Alafaya/Mitchell Hammock Road               2,706        2,363          5,092            28            679
  8/22/06    Maitland / Lake Ave                         4,364        5,146         10,670            29          1,445
  8/22/06    S. Semoran / Hoffner Road                   2,663        2,633          6,601            30            829
  8/22/06    Red Bug / Dodd Road                         2,703        2,552          5,959            28            769
  8/22/06    Altmonte Springs                            2,303        1,703          5,125            29            604
  8/22/06    Brandon                                     2,964        2,810          4,584            28            691
  8/22/06    Granada / U.S. 1                            2,878        2,682          4,751            40            689
  8/22/06    Daytona/Beville                             2,867        2,616          6,085            28            786
  8/22/06    Eau Gallie                                  2,576        1,962          4,677            28            599
  8/22/06    Hyde Park                                   2,872        2,719          7,145            28            883
  8/22/06    Carrollwood                                 1,465        2,050          6,221            28            731
  8/22/06    Conroy / I-4                                1,874        2,091          3,517            28            523
  8/22/06    West Waters                                     -        2,190          5,186            28            666
  8/22/06    Oldsmar                                     2,246        2,276          5,253            35            682
  8/22/06    Mills North of Colonial                     4,566        1,995          5,914            31            701
  8/22/06    Alafaya / Colonial                          2,828        2,836          4,680            28            701
  8/22/06    Fairbanks / I-4                                 -        2,846          6,612            28            855
  8/22/06    Maguire / Colonial                              -          479          7,521           151            839
  10/20/06   Burbank-Rich R.                                 -        3,793          9,103             -              -
  10/24/06   Stonegate                                       -          651          4,278             -              -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


  8/22/06    Westland                                       1,572        3,715        5,287            68
  8/22/06    Dearborn                                       1,030        4,875        5,905            89
  8/22/06    Roseville                                      1,319        5,238        6,557            96
  8/22/06    Farmington Hills                                 982        2,906        3,888            54
  8/22/06    Hunt Club                                      2,823        5,945        8,768           109
  8/22/06    Speedway/N. High School Rd                     2,091        3,594        5,685            66
  8/22/06    Alafaya/University Blvd.                       3,147        4,936        8,083            91
  8/22/06    McCoy/528                                      2,656        5,241        7,897            96
  8/22/06    S. Orange Blossom Trail/417                    3,139        7,418       10,557           135
  8/22/06    Alafaya/Mitchell Hammock Road                  2,640        5,522        8,162           101
  8/22/06    Maitland / Lake Ave                            5,749       11,541       17,290           212
  8/22/06    S. Semoran / Hoffner Road                      2,941        7,152       10,093           132
  8/22/06    Red Bug / Dodd Road                            2,851        6,457        9,308           119
  8/22/06    Altmonte Springs                               1,903        5,558        7,461           102
  8/22/06    Brandon                                        3,139        4,974        8,113            91
  8/22/06    Granada / U.S. 1                               2,996        5,166        8,162            95
  8/22/06    Daytona/Beville                                2,922        6,593        9,515           121
  8/22/06    Eau Gallie                                     2,192        5,074        7,266            93
  8/22/06    Hyde Park                                      3,038        7,737       10,775           142
  8/22/06    Carrollwood                                    2,290        6,740        9,030           124
  8/22/06    Conroy / I-4                                   2,336        3,823        6,159            70
  8/22/06    West Waters                                    2,447        5,623        8,070           103
  8/22/06    Oldsmar                                        2,543        5,703        8,246           105
  8/22/06    Mills North of Colonial                        2,229        6,412        8,641           118
  8/22/06    Alafaya / Colonial                             3,168        5,077        8,245            93
  8/22/06    Fairbanks / I-4                                3,179        7,162       10,341           132
  8/22/06    Maguire / Colonial                               815        8,175        8,990           149
  10/20/06   Burbank-Rich R.                                3,793        9,103       12,896            61
  10/24/06   Stonegate                                        651        4,278        4,929            29

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


Self-storage Facilities - Europe

    8/22/06     Wokingham                                  6,843      3,243          9,492            53               -
    8/22/06     Diemen                                     4,756      1,755          6,901            39               -
    8/22/06     Surbiton                                       -        805          2,774            16               -
    8/22/06     Veldhoven                                  4,165      1,347          5,636            32               -
    8/22/06     Wuppertal Friedrich-Engels-Alle            4,273        221          2,470            15               -
    8/22/06     Mulheim Dusseldorfer Strasse               3,387        567          3,989            23               -
    8/22/06     Koln Melatengurtel                         5,191        624          5,534            31               -
    8/22/06     Dordrecht Ampere                           3,648        409          4,786            27               -
    8/22/06     Dusseldorf Erkrather Strasse               4,700      1,143          4,052            22               -
    8/22/06     Delft                                      4,369      1,149          6,926            39               -
    8/22/06     Marseille Bonneveine                       3,918      1,156          6,891            39               -
    8/22/06     Utrecht Cartesius                          4,344        774          6,092            36               -
    8/22/06     Forest                                     6,314         11          4,815            28               -
    8/22/06     Molenbeek                                  2,211        197          1,974            12               -
    8/22/06     Waterloo                                   6,307         49          8,941            52               -
    8/22/06     Aartselaar                                 3,738      1,847          6,950            38               -
    8/22/06     Overijse                                   2,569        870          4,121            23               -
    8/22/06     Leuven                                     3,629        843          4,804            27               -
    8/22/06     Kortrijk                                   3,000        520          3,319            19               -
    8/22/06     Brugge                                     2,536        659          3,024            16               -
    8/22/06     Antwerpen Bredabaan                        3,402      1,759          3,822            20               -
    8/22/06     Luik                                       2,330        571          4,101            23               -
    8/22/06     Linkeroever                                2,319        551          2,884            17               -
    8/22/06     Borgerhout                                 3,215         17          2,001            12               -
    8/22/06     Zaventem                                   4,451      3,361          6,931            38               -
    8/22/06     Machelen                                   2,813      1,696          4,871            28               -
    8/22/06     Ghent                                      4,292        897          7,778        (2,091)              -
    8/22/06     Sint Pieters Leeuw                         2,619        729          3,924            23               -
    8/22/06     Jette                                      4,749      1,643          6,733           (89)              -
    8/22/06     Wavre                                      2,458        610          4,031            22               -
    8/22/06     Den Haag                                   5,485        166         11,472            66               -
    8/22/06     Rotterdam                                  3,341         29          9,644            56               -
    8/22/06     Utrecht Nieuwegein                         4,310      2,563          9,799            55               -
    8/22/06     Amsterdam                                  3,059          7          9,047            53               -
    8/22/06     Zaandam                                    4,031        398          5,887            35               -

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                               --------------------------------------- Accumulated
  Acquired                Description                     Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                              (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


    8/22/06     Wokingham                                  3,241      9,547     12,788           137
    8/22/06     Diemen                                     1,754      6,941      8,695           100
    8/22/06     Surbiton                                     804      2,791      3,595            40
    8/22/06     Veldhoven                                  1,346      5,669      7,015            81
    8/22/06     Wuppertal Friedrich-Engels-Alle              221      2,485      2,706            35
    8/22/06     Mulheim Dusseldorfer Strasse                 567      4,012      4,579            57
    8/22/06     Koln Melatengurtel                           623      5,566      6,189            80
    8/22/06     Dordrecht Ampere                             409      4,813      5,222            69
    8/22/06     Dusseldorf Erkrather Strasse               1,142      4,075      5,217            58
    8/22/06     Delft                                      1,148      6,966      8,114           101
    8/22/06     Marseille Bonneveine                       1,155      6,931      8,086           101
    8/22/06     Utrecht Cartesius                            774      6,128      6,902            88
    8/22/06     Forest                                        11      4,843      4,854            70
    8/22/06     Molenbeek                                    197      1,986      2,183            28
    8/22/06     Waterloo                                      49      8,993      9,042           130
    8/22/06     Aartselaar                                 1,845      6,990      8,835           101
    8/22/06     Overijse                                     869      4,145      5,014            60
    8/22/06     Leuven                                       842      4,832      5,674            70
    8/22/06     Kortrijk                                     520      3,338      3,858            48
    8/22/06     Brugge                                       658      3,041      3,699            44
    8/22/06     Antwerpen Bredabaan                        1,757      3,844      5,601            55
    8/22/06     Luik                                         570      4,125      4,695            59
    8/22/06     Linkeroever                                  551      2,901      3,452            41
    8/22/06     Borgerhout                                    17      2,013      2,030            28
    8/22/06     Zaventem                                   3,359      6,971     10,330           101
    8/22/06     Machelen                                   1,695      4,900      6,595            71
    8/22/06     Ghent                                        896      5,688      6,584           113
    8/22/06     Sint Pieters Leeuw                           729      3,947      4,676            57
    8/22/06     Jette                                      1,642      6,645      8,287            97
    8/22/06     Wavre                                        609      4,054      4,663            58
    8/22/06     Den Haag                                     166     11,538     11,704           166
    8/22/06     Rotterdam                                     29      9,700      9,729           141
    8/22/06     Utrecht Nieuwegein                         2,561      9,856     12,417           143
    8/22/06     Amsterdam                                      7      9,100      9,107           132
    8/22/06     Zaandam                                      398      5,922      6,320            85

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


    8/22/06     Amersfoort                                 8,568         17          7,473            44               -
    8/22/06     Apeldoorn                                  3,638        999          6,091            34               -
    8/22/06     Breda                                      4,442        824          6,985            40               -
    8/22/06     Spaanse Polder                             2,459          -          5,690            33               -
    8/22/06     Kerkrade - Heerlen                         3,486        381          5,097            28               -
    8/22/06     Heemstede                                  9,292         18          8,564            50               -
    8/22/06     Rotterdam Stadionweg                       3,304        419          5,842            33               -
    8/22/06     Dordrecht II                               4,524        815          5,524            32               -
    8/22/06     Nijmegen                                   2,665          -          5,328            31               -
    8/22/06     Ede                                        3,652        867          5,406            30               -
    8/22/06     Rijswijk                                   3,643        949          5,956            35               -
    8/22/06     Spijkenisse                                3,765        633          6,573            38               -
    8/22/06     Maastricht                                 3,405        923          4,874            28               -
    8/22/06     Essen Martin Luther Strasse                5,078      1,875          5,771            32               -
    8/22/06     KUNGENS KURVA                              4,001      5,473          7,911            41               -
    8/22/06     TABY                                       3,709      2,249         11,309            64               -
    8/22/06     JAKOBSBERG                                 3,095      1,971          8,920            50               -
    8/22/06     RISSNE                                     4,460        111         11,258            65               -
    8/22/06     SOLNA                                      7,391      2,666         17,961           103               -
    8/22/06     UPPSALA                                    3,766      1,413          9,818            56               -
    8/22/06     HOGDALEN                                   4,197      1,192          9,475            55               -
    8/22/06     HANDEN                                     4,081      1,548         11,019            63               -
    8/22/06     MOLNDAL  (GBG)                             3,903      2,828          9,605            54               -
    8/22/06     SODERMALM                                  1,487         15          2,729            16               -
    8/22/06     UPPLANDS VASBY                             4,328      1,196          8,090            46               -
    8/22/06     SKONDAL                                    4,072         62         11,110            64               -
    8/22/06     LUNDAVAGEN  (MMO)                          4,593      1,866          8,390            47               -
    8/22/06     MORABERG  (STHLM)                          3,760      1,552          7,071            40               -
    8/22/06     LUND (MMO)                                 3,236      1,485          5,766            33               -
    8/22/06     YSTADSVAGEN (MMO)                          3,495        908          7,632            44               -
    8/22/06     MINELUND (GBG)                             4,054      1,763          8,292            46               -
    8/22/06     VASTRA FROLUNDA  (GBG)                     4,080      2,184          8,140            46               -
    8/22/06     DANDERYD                                   4,699      2,571          9,366            52               -
    8/22/06     ARSTABERG                                  4,281         69          9,846            57               -
    8/22/06     Hvidovre                                   5,341      1,576         10,166            57               -
    8/22/06     Ishoj                                      4,017        816          8,048            46               -
    8/22/06     Roskilde                                   5,143        794          8,723            50               -
    8/22/06     Horsholm                                   5,076      2,364         10,860            61               -

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                             Gross Carrying Amount
                                                             At December 31, 2006
    Date                                                --------------------------------------- Accumulated
  Acquired                Description                      Land       Buildings      Total     Depreciation
-----------------------------------------------------------------------------------------------------------
                                              (Dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------


    8/22/06     Amersfoort                                     17      7,517      7,534           108
    8/22/06     Apeldoorn                                     998      6,126      7,124            88
    8/22/06     Breda                                         823      7,026      7,849           101
    8/22/06     Spaanse Polder                                  -      5,723      5,723            82
    8/22/06     Kerkrade - Heerlen                            380      5,126      5,506            74
    8/22/06     Heemstede                                      18      8,614      8,632           124
    8/22/06     Rotterdam Stadionweg                          418      5,876      6,294            85
    8/22/06     Dordrecht II                                  815      5,556      6,371            80
    8/22/06     Nijmegen                                        -      5,359      5,359            77
    8/22/06     Ede                                           866      5,437      6,303            78
    8/22/06     Rijswijk                                      949      5,991      6,940            86
    8/22/06     Spijkenisse                                   633      6,611      7,244            95
    8/22/06     Maastricht                                    922      4,903      5,825            70
    8/22/06     Essen Martin Luther Strasse                 1,874      5,804      7,678            83
    8/22/06     KUNGENS KURVA                               5,468      7,957     13,425           114
    8/22/06     TABY                                        2,247     11,375     13,622           164
    8/22/06     JAKOBSBERG                                  1,969      8,972     10,941           129
    8/22/06     RISSNE                                        111     11,323     11,434           163
    8/22/06     SOLNA                                       2,664     18,066     20,730           260
    8/22/06     UPPSALA                                     1,412      9,875     11,287           142
    8/22/06     HOGDALEN                                    1,191      9,531     10,722           136
    8/22/06     HANDEN                                      1,547     11,083     12,630           159
    8/22/06     MOLNDAL  (GBG)                              2,826      9,661     12,487           139
    8/22/06     SODERMALM                                      15      2,745      2,760            39
    8/22/06     UPPLANDS VASBY                              1,195      8,137      9,332           116
    8/22/06     SKONDAL                                        61     11,175     11,236           161
    8/22/06     LUNDAVAGEN  (MMO)                           1,864      8,439     10,303           121
    8/22/06     MORABERG  (STHLM)                           1,551      7,112      8,663           102
    8/22/06     LUND (MMO)                                  1,484      5,800      7,284            83
    8/22/06     YSTADSVAGEN (MMO)                             908      7,676      8,584           110
    8/22/06     MINELUND (GBG)                              1,761      8,340     10,101           119
    8/22/06     VASTRA FROLUNDA  (GBG)                      2,182      8,188     10,370           117
    8/22/06     DANDERYD                                    2,569      9,420     11,989           134
    8/22/06     ARSTABERG                                      69      9,903      9,972           142
    8/22/06     Hvidovre                                    1,574     10,225     11,799           147
    8/22/06     Ishoj                                         815      8,095      8,910           117
    8/22/06     Roskilde                                      793      8,774      9,567           126
    8/22/06     Horsholm                                    2,362     10,923     13,285           158

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


    8/22/06     Croydon                                    6,228     12,151          8,992            44               -
    8/22/06     Streatham                                  5,100      6,351          6,134            30               -
    8/22/06     Reading                                    7,416      6,955          8,859            47               -
    8/22/06     Hayes                                      6,146      5,121         10,468            57               -
    8/22/06     Hanworth                                   6,098      7,586          9,661            51               -
    8/22/06     Ewell                                      6,251      5,351         14,127            79               -
    8/22/06     Neasden                                    8,174      5,514          9,178            49               -
    8/22/06     Putney                                     8,331      6,032         14,902            83               -
    8/22/06     Greenford                                  9,600      8,747         11,122            59               -
    8/22/06     Ruislip                                    5,036          -         14,975            87               -
    8/22/06     Gypsy Corner                               7,470      9,299         11,086            58               -
    8/22/06     Montrouge                                  3,127         25         10,697            62               -
    8/22/06     Varlin                                       310          -          1,348             8               -
    8/22/06     Nice                                       4,134      2,379          7,015            39               -
    8/22/06     Osny                                       3,240        820          6,050            34               -
    8/22/06     Nanterre                                   5,687      3,668         15,878            90               -
    8/22/06     Port-Marly                                 3,629      1,702          9,647            54               -
    8/22/06     Fresnes                                    4,456      2,680          9,012            50               -
    8/22/06     Ballainvilliers                            4,036      1,643          7,711            42               -
    8/22/06     Pontault Combault                          3,339        908          7,096            41               -
    8/22/06     Villejust                                  3,962        981          9,134            53               -
    8/22/06     Asnieres                                   5,906      3,057         14,566            83               -
    8/22/06     Rosny                                      4,144      1,619          9,876            56               -
    8/22/06     Buchelay                                   3,986        950          5,152            30               -
    8/22/06     Coignieres                                 3,720      1,142          7,511            42               -
    8/22/06     Grigny                                     4,006        548          7,518            43               -
    8/22/06     Marseille                                  4,685        365          6,148            35               -
    8/22/06     Epinay                                     4,045        417          6,395            37               -
    8/22/06     Thiais                                     5,739      2,602          7,221            40               -
    8/22/06     Vitrolles                                  4,224        581          6,380            37               -
    8/22/06     La Seyne                                   3,720      1,047          6,978            41               -
    8/22/06     Sevran                                     4,224        933          8,155            47               -
    8/22/06     Noisy                                      5,131      1,347          7,537            43               -
    8/22/06     Lyon Gerland                               4,455        991          4,578            25               -
    8/22/06     Chambourcy                                 5,142      1,867          8,415            47               -
    8/22/06     West London                                    -      5,730         14,278            79               -
    8/22/06     Monchengladbach Krefelder Strasse          4,448      1,510          4,425            24               -
    8/22/06     Monchengladbach Waldnieler Strasse         4,601      1,846          4,416            24               -

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                           Gross Carrying Amount
                                                           At December 31, 2006
    Date                                               -------------------------------------- Accumulated
  Acquired                Description                    Land       Buildings      Total     Depreciation
---------------------------------------------------------------------------------------------------------
                                              (Dollar amounts in thousands)
---------------------------------------------------------------------------------------------------------


    8/22/06     Croydon                                  12,142      9,045     21,187           129
    8/22/06     Streatham                                 6,346      6,169     12,515            88
    8/22/06     Reading                                   6,950      8,911     15,861           127
    8/22/06     Hayes                                     5,117     10,529     15,646           151
    8/22/06     Hanworth                                  7,580      9,718     17,298           139
    8/22/06     Ewell                                     5,347     14,210     19,557           204
    8/22/06     Neasden                                   5,510      9,231     14,741           130
    8/22/06     Putney                                    6,028     14,989     21,017           215
    8/22/06     Greenford                                 8,741     11,187     19,928           158
    8/22/06     Ruislip                                       -     15,062     15,062           216
    8/22/06     Gypsy Corner                              9,292     11,151     20,443           159
    8/22/06     Montrouge                                    25     10,759     10,784           156
    8/22/06     Varlin                                        -      1,356      1,356            20
    8/22/06     Nice                                      2,377      7,056      9,433           102
    8/22/06     Osny                                        819      6,085      6,904            88
    8/22/06     Nanterre                                  3,665     15,971     19,636           232
    8/22/06     Port-Marly                                1,700      9,703     11,403           141
    8/22/06     Fresnes                                   2,678      9,064     11,742           131
    8/22/06     Ballainvilliers                           1,641      7,755      9,396           112
    8/22/06     Pontault Combault                           907      7,138      8,045           103
    8/22/06     Villejust                                   981      9,187     10,168           133
    8/22/06     Asnieres                                  3,055     14,651     17,706           213
    8/22/06     Rosny                                     1,617      9,934     11,551           144
    8/22/06     Buchelay                                    950      5,182      6,132            74
    8/22/06     Coignieres                                1,141      7,554      8,695           109
    8/22/06     Grigny                                      547      7,562      8,109           109
    8/22/06     Marseille                                   364      6,184      6,548            89
    8/22/06     Epinay                                      417      6,432      6,849            93
    8/22/06     Thiais                                    2,600      7,263      9,863           105
    8/22/06     Vitrolles                                   581      6,417      6,998            92
    8/22/06     La Seyne                                  1,047      7,019      8,066           101
    8/22/06     Sevran                                      933      8,202      9,135           118
    8/22/06     Noisy                                     1,346      7,581      8,927           109
    8/22/06     Lyon Gerland                                990      4,604      5,594            66
    8/22/06     Chambourcy                                1,865      8,464     10,329           122
    8/22/06     West London                               5,726     14,361     20,087           206
    8/22/06     Monchengladbach Krefelder Strasse         1,509      4,450      5,959            64
    8/22/06     Monchengladbach Waldnieler Strasse        1,844      4,442      6,286            64

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


    8/22/06     Dusseldorf Heerdter Landstrasse            4,161      1,125          4,708            27               -
    8/22/06     Osterbro                                   5,237      2,345          8,334            46               -
    8/22/06     Tarnby                                     5,202      1,731          6,210            34               -
    8/22/06     Krefeld Diessemer Bruch                    3,905        932          4,819            27               -
    8/22/06     Herlev                                     4,823      2,149          5,500            30               -
    8/22/06     Bonn Bornheimer Strasse                    4,705      2,072          5,044            28               -
    8/22/06     Amager                                     4,940        534          7,598            44               -
    8/22/06     Koln Clevischer Ring                       3,958      1,247          4,812            27               -
    8/22/06     Edgeware                                   8,121      3,569          8,811            48               -
    8/22/06     Forest Hill                                7,659      3,443          9,126            51               -
    8/22/06     Wallington                                 6,756      2,047          8,402            47               -
    8/22/06     Helsingborg                                3,633        652          4,920            27               -
    8/22/06     Vallingby                                  4,710      2,288          6,933            38               -
    8/22/06     Eragny                                     4,179        892          5,672            32               -
    8/22/06     Utrecht Franciscus                         4,951      2,882          4,757            26               -
    8/22/06     Amsterdam Sneevliet                        4,722          -          5,615            32               -
    8/22/06     Sucy                                       4,914      3,743          4,227            21               -
    8/22/06     Tilburg                                    3,883      1,265          4,629            26               -
    8/22/06     Almere                                     4,440      1,294          5,654            32               -
    8/22/06     Wattignies                                 3,605        712          4,930            28               -
    8/22/06     Eindhoven Praxis                           3,156          -          4,835            29               -
    8/22/06     Pessac                                     4,354      1,443          5,531            31               -
    8/22/06     Amstelveen                                 2,726          -          3,792            22               -
    8/22/06     Lyon Vaise                                 4,432      2,084          4,486            25               -
    8/22/06     Amsterdam Badhoeve                         3,931      1,542          4,573            25               -
    8/22/06     Wambrechies                                3,246      1,615          3,136            17               -
    8/22/06     Merignac                                   4,098      1,282          5,193            30               -
    8/22/06     Pierrefitte                                4,662      1,917          5,338            30               -
    8/22/06     Avignon                                    3,773      1,456          4,738            25               -
    8/22/06     Wasquehal                                  3,917        961          5,205            29               -
    8/22/06     Lormont                                    4,076        956          5,792            32               -
    8/22/06     Lyon Sarrazin                              4,631        660          6,568            37               -
    8/22/06     Hatch End                                  8,185      3,010          7,910            44               -
    8/22/06     Nacka                                      5,148      1,072          6,507            37               -
    8/22/06     Kgl Tennishallen                           1,086          -          1,373             8               -
    8/22/06     Den Haag 2, Lozerlaan                      3,073          -          4,615            27               -
    8/22/06     Zoetermeer                                 3,091          -          4,368            25               -
    8/22/06     Aix La Pioline                             5,121      1,661          5,945            35               -

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                             Gross Carrying Amount
                                                             At December 31, 2006
    Date                                                --------------------------------------- Accumulated
  Acquired                Description                      Land       Buildings      Total     Depreciation
-----------------------------------------------------------------------------------------------------------
                                              (Dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------


    8/22/06     Dusseldorf Heerdter Landstrasse             1,124      4,736      5,860            68
    8/22/06     Osterbro                                    2,343      8,382     10,725           121
    8/22/06     Tarnby                                      1,729      6,246      7,975            90
    8/22/06     Krefeld Diessemer Bruch                       931      4,847      5,778            70
    8/22/06     Herlev                                      2,147      5,532      7,679            80
    8/22/06     Bonn Bornheimer Strasse                     2,071      5,073      7,144            73
    8/22/06     Amager                                        534      7,642      8,176           110
    8/22/06     Koln Clevischer Ring                        1,246      4,840      6,086            69
    8/22/06     Edgeware                                    3,566      8,862     12,428           126
    8/22/06     Forest Hill                                 3,441      9,179     12,620           131
    8/22/06     Wallington                                  2,045      8,451     10,496           120
    8/22/06     Helsingborg                                   651      4,948      5,599            70
    8/22/06     Vallingby                                   2,286      6,973      9,259            99
    8/22/06     Eragny                                        891      5,705      6,596            82
    8/22/06     Utrecht Franciscus                          2,880      4,785      7,665            69
    8/22/06     Amsterdam Sneevliet                             -      5,647      5,647            81
    8/22/06     Sucy                                        3,740      4,251      7,991            61
    8/22/06     Tilburg                                     1,264      4,656      5,920            67
    8/22/06     Almere                                      1,293      5,687      6,980            82
    8/22/06     Wattignies                                    712      4,958      5,670            71
    8/22/06     Eindhoven Praxis                                -      4,864      4,864            70
    8/22/06     Pessac                                      1,442      5,563      7,005            80
    8/22/06     Amstelveen                                      -      3,814      3,814            55
    8/22/06     Lyon Vaise                                  2,082      4,513      6,595            65
    8/22/06     Amsterdam Badhoeve                          1,541      4,599      6,140            66
    8/22/06     Wambrechies                                 1,614      3,154      4,768            45
    8/22/06     Merignac                                    1,281      5,224      6,505            75
    8/22/06     Pierrefitte                                 1,916      5,369      7,285            77
    8/22/06     Avignon                                     1,454      4,765      6,219            69
    8/22/06     Wasquehal                                     960      5,235      6,195            75
    8/22/06     Lormont                                       955      5,825      6,780            84
    8/22/06     Lyon Sarrazin                                 659      6,606      7,265            95
    8/22/06     Hatch End                                   3,008      7,956     10,964           113
    8/22/06     Nacka                                       1,071      6,545      7,616            93
    8/22/06     Kgl Tennishallen                                -      1,381      1,381            20
    8/22/06     Den Haag 2, Lozerlaan                           -      4,642      4,642            67
    8/22/06     Zoetermeer                                      -      4,393      4,393            63
    8/22/06     Aix La Pioline                              1,661      5,980      7,641            86

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


    8/22/06     Poissonniers                              10,779      2,160         14,646            85               -
    8/22/06     Marseille le cannet                        2,920        925          2,844            16               -
    8/22/06     Groot-Bijgaarden                           4,690      2,321          4,749            28               -
    8/22/06     Aubervilliers la Villette                      -          -            544             4               -
    8/22/06     Charenton                                      -          -          1,946            11               -
    8/22/06     Lille Lezennes                                 -          -             13             -               -
    8/22/06     Nanterre - la Defense                      8,805      3,908          8,718            48               -
    8/22/06     Bezons - Pont                              5,733      2,194          5,785            33               -
    8/22/06     Clichy Republique                          5,881      4,641          6,112            32               -
    8/22/06     Creteil - RN6                              7,401      1,754          7,311            40               -
    8/22/06     Lyon - Jean Mace                           3,183        419          3,012            18               -
   11/16/06     Camberley                                  8,054      3,266          9,786             -               -
    12/1/06     Jean Jaures                                6,188      3,016          8,034             -               -
    12/1/06     bezon                                      2,880      1,611          5,778             -               -
   12/19/06     Munkeback                                  2,203      1,193          3,920             -               -
   12/27/06     Evere                                      2,144      1,645          3,288             -               -
   12/27/06     Gent 2, Antwerpsestw                       3,303        875          3,673             -               -

                             PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                                -------------------------------------- Accumulated
  Acquired                Description                     Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                              (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


    8/22/06     Poissonniers                               2,160     14,731     16,891           212
    8/22/06     Marseille le cannet                          925      2,860      3,785            41
    8/22/06     Groot-Bijgaarden                           2,321      4,777      7,098            69
    8/22/06     Aubervilliers la Villette                      -        548        548             8
    8/22/06     Charenton                                      -      1,957      1,957            28
    8/22/06     Lille Lezennes                                 -         13         13             -
    8/22/06     Nanterre - la Defense                      3,905      8,769     12,674           126
    8/22/06     Bezons - Pont                              2,193      5,819      8,012            84
    8/22/06     Clichy Republique                          4,638      6,147     10,785            88
    8/22/06     Creteil - RN6                              1,752      7,353      9,105           106
    8/22/06     Lyon - Jean Mace                             419      3,030      3,449            43
   11/16/06     Camberley                                  3,266      9,786     13,052            30
    12/1/06     Jean Jaures                                3,016      8,034     11,050             1
    12/1/06     bezon                                      1,611      5,778      7,389            15
   12/19/06     Munkeback                                  1,193      3,920      5,113             -
   12/27/06     Evere                                      1,645      3,288      4,933             -
   12/27/06     Gent 2, Antwerpsestw                         875      3,673      4,548             -

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                             Adjustments
                                                                        Initial Cost                          Resulting
                                                                  ----------------------------                 from the
                                                         2006                                   Costs        Acquisition
    Date                                                Encum-                  Buildings &    Subsequent    of Minority
  Acquired                Description                   brances       Land     Improvements  to Acquisition   Interest
--------------------------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
--------------------------------------------------------------------------------------------------------------------------


Other properties

  2/16/96    Glendale/Western Avenue                         -        1,622          3,771        15,867              -
  8/22/06    Corporate - Belgium                             -            2          6,460            44              -
  8/22/06    Seattle/Valley St.                              -        4,016         20,995             -              -
  12/13/99   Burlingame                                      -        4,043          9,434           327              -
  4/28/00    San Diego/Sorrento                              -        1,282          3,016           322              -
   6/1/98    Renton / Sw 39th St.                            -          725          2,196            51              -
  6/29/98    Pompano Bch/Center Port Circle                  -          795          2,312            23              -
  12/30/99   Tamarac Parkway                                 -        1,902          4,467         1,347              -
  12/29/00   Gardena                                         -        1,737          5,456            27              -
   4/2/02    Long Beach                                      -          887          6,251            15              -
  8/22/06    Lakewood / 512                                  -        4,437          6,685             7              -
  8/22/06    Olive Innerbelt                                 -          787          3,023             -              -
  8/22/06    St. Peters (land)                               -        1,138              -             -              -
  8/22/06    Monocacy (land)                                 -        1,386              -             -              -
  8/22/06    Dolfield (land)                                 -          643              -             -              -
  8/22/06    Village of Bee Caves (land)                     -          544              -             -              -
  8/22/06    Fontana (land)                                  -           99              -             -              -

             Construction in Progress                        -            -              -        90,038              -



                                                   ----------------------------------------------------------------------
                                                     $ 1,028,190  $ 2,900,564    $ 7,276,819     $ 805,495      $ 369,025
                                                   ======================================================================

                              PUBLIC STORAGE, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION




                                                            Gross Carrying Amount
                                                            At December 31, 2006
    Date                                             -------------------------------------- Accumulated
  Acquired                Description                  Land       Buildings      Total     Depreciation
----------------------------------------------------------------------------------------------------------
                                            (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------


Other properties

  2/16/96    Glendale/Western Avenue                        1,615       19,645       21,260        16,654
  8/22/06    Corporate - Belgium                                2        6,504        6,506            52
  8/22/06    Seattle/Valley St.                             4,016       20,995       25,011           301
  12/13/99   Burlingame                                     4,042        9,762       13,804         2,811
  4/28/00    San Diego/Sorrento                             1,023        3,597        4,620         1,104
   6/1/98    Renton / Sw 39th St.                             725        2,247        2,972           851
  6/29/98    Pompano Bch/Center Port Circle                   795        2,335        3,130           823
  12/30/99   Tamarac Parkway                                1,890        5,826        7,716         1,001
  12/29/00   Gardena                                        1,737        5,483        7,220         1,055
   4/2/02    Long Beach                                       886        6,267        7,153           717
  8/22/06    Lakewood / 512                                 4,437        6,692       11,129            96
  8/22/06    Olive Innerbelt                                  787        3,023        3,810            43
  8/22/06    St. Peters (land)                              1,138            -        1,138             -
  8/22/06    Monocacy (land)                                1,386            -        1,386             -
  8/22/06    Dolfield (land)                                  643            -          643             -
  8/22/06    Village of Bee Caves (land)                      544            -          544             -
  8/22/06    Fontana (land)                                    99            -           99             -

             Construction in Progress                           -       90,038       90,038             -


                                                   -------------------------------------------------------
                                                      $ 2,959,875  $ 8,392,028  $ 11,351,903   $ 1,754,362
                                                   =======================================================