Form 10-K/A
period 2006-12-31
PUBLIC STORAGE INC /CA
filed 2007-03-12
CIK 318380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


           Securities registered pursuant to Section 12(b) of the Act:

                                                                                          Name of each exchange
                                Title of each class                                        on which registered
--------------------------------------------------------------------------------        -------------------------
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

         As of February 26, 2007, the number of outstanding shares of Common Stock, $.10 par value, was 170,388,218 shares and the number of outstanding Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A, $.01 par value, was 8,744,193 (representing 8,744.193 shares of Equity Stock, Series A).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is being filed solely to change the date in the last line of the Report of Independent Registered Public Accounting Firm included in Item 9A of the 10-K filed on March 1, 2007 (the "Original Filing"). As required by SEC rules, we have also included the complete text of Item 9A with no other changes.

Also included as part of this filing is a currently dated consent from Ernst & Young LLP, our independent registered public accounting firm, dated March 8, 2007 and currently dated certifications as required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

Except as described above, this amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

                                     PART II

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

As indicated in the accompanying Management's Report on Internal Controls Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shurgard Self Storage SCA and subsidiaries, which is included in the 2006 consolidated financial statements of Public Storage, Inc. and constituted $2,108 million and $445 million of total and net assets, respectively, as of December 31, 2006 and $65 million of revenues and a net loss of $43 million for the year then ended. Our audit of internal control over financial reporting of Public Storage Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Shurgard Self Storage SCA and subsidiaries.

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

                                                               Ernst & Young LLP

Los Angeles, CA
February 28, 2007


                                     PART IV

ITEM 15           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(3) The exhibits to this Form 10-K/A are set forth in the Index to Exhibits beginning on page 7.

         (b)     Exhibits

         See Item 15(a)(3) above.

                                INDEX TO EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K/A:

23   Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1 Certification of Chief Executive Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification of Chief Financial Officer under Rules 13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002. Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PUBLIC STORAGE, INC.

Date:  March 9, 2007               By:   /s/ Ronald L. Havner, Jr.
                                         -------------------------
                                         Ronald L. Havner, Jr., Vice-Chairman of
                                         the Board, Chief Executive Officer and
                                         President