Form 10-Q
period 2007-03-31
PUBLIC STORAGE INC /CA
filed 2007-05-10
CIK 318380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  1-8389

                              PUBLIC STORAGE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         California                                  95-3551121
---------------------------------------  --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

701 Western Avenue, Glendale, California             91201-2349
---------------------------------------- --------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [ ] Yes [X] No

Indicate the number of shares outstanding of the registrant's common stock, as of May 7, 2007:

Common Stock, $.10 par value per share - 170,486,015 shares

                              PUBLIC STORAGE, INC.

                                      INDEX


                                                                         Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
              March 31, 2007 and December 31, 2006                             1

           Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2007 and 2006                       2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Three Months Ended March 31, 2007                        3

           Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2007 and 2006           4 - 5

           Notes to Condensed Consolidated Financial Statements           6 - 38

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              39 - 74

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    74 - 75

Item 4.    Controls and Procedures                                            76

PART II.   OTHER INFORMATION (Items 3, 4 and 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                  77

Item 1A.   Risk Factors                                                  77 - 82

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        82

Item 6.    Exhibits                                                           82

                              PUBLIC STORAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        March 31,          December 31,
                                                                                          2007                 2006
                                                                                   ------------------ ---------------------
                                                                                       (Unaudited)
                                     ASSETS
                                    --------

Cash and cash equivalents....................................................      $      90,700        $     555,584
Real estate facilities, at cost:
   Land......................................................................          2,973,445            2,959,875
   Buildings.................................................................          8,365,829            8,301,990
                                                                                   ------------------ ---------------------
                                                                                      11,339,274           11,261,865
   Accumulated depreciation..................................................         (1,844,609)          (1,754,362)
                                                                                   ------------------ ---------------------
                                                                                       9,494,665            9,507,503
   Construction in process...................................................             76,592               90,038
                                                                                   ------------------ ---------------------
                                                                                       9,571,257            9,597,541

Investment in real estate entities...........................................            301,711              301,905
Goodwill.....................................................................            174,634              174,634
Intangible assets, net.......................................................            329,372              414,602
Other assets.................................................................            151,473              154,207
                                                                                   ------------------ ---------------------
              Total assets...................................................      $  10,619,147        $  11,198,473
                                                                                   ================== =====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Borrowings on bank credit facilities.........................................      $     132,000        $     345,000
Notes payable................................................................          1,032,056            1,466,284
Debt to joint venture partner................................................             37,304               37,258
Preferred stock called for redemption........................................                  -              302,150
Accrued and other liabilities................................................            296,383              333,706
                                                                                   ------------------ ---------------------
         Total liabilities...................................................          1,497,743            2,484,398
Minority interest:
   Preferred partnership interests...........................................            325,000              325,000
   Other partnership interests...............................................            177,109              181,030
Commitments and contingencies (Note 15)
Shareholders' equity:
   Cumulative Preferred Stock, $0.01 par value, 50,000,000 shares authorized,
     1,732,600 shares issued (in series) and outstanding, (1,712,600 at
     December 31, 2006) at liquidation preference............................          3,355,000            2,855,000

   Common Stock, $0.10 par value, 200,000,000 shares authorized, 169,310,601
     shares issued and outstanding (169,144,467 at December 31, 2006)........             16,931               16,915
   Equity Stock, Series A, $0.01 par value, 200,000,000 shares authorized,
     8,744.193 shares issued and outstanding.................................                  -                    -
   Paid-in capital...........................................................          5,651,677            5,661,507
   Cumulative net income.....................................................          3,563,070            3,503,292
   Cumulative distributions paid.............................................         (3,997,123)          (3,847,998)
   Accumulated other comprehensive income....................................             29,740               19,329
                                                                                   ------------------ ---------------------
         Total shareholders' equity..........................................          8,619,295            8,208,045
                                                                                   ------------------ ---------------------
              Total liabilities and shareholders' equity.....................      $  10,619,147        $  11,198,473
                                                                                   ================== =====================


                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                     2007             2006
                                                                  ------------- -------------

Revenues:
   Self-storage rental income..............................     $    398,781     $    251,347
   Ancillary operating revenue.............................           33,461           22,096
   Interest and other income...............................            2,125            5,075
                                                                  ------------- -------------
                                                                     434,367          278,518
                                                                  ------------- -------------

Expenses:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities..............................          148,920           87,703
      Ancillary operations.................................           21,001           15,274
  Depreciation and amortization............................          176,481           50,028
  General and administrative...............................           16,516            6,779
  Interest expense.........................................           16,808            1,557
                                                                  ------------- -------------
                                                                     379,726          161,341
                                                                  ------------- -------------

Income from continuing operations before equity in earnings
 of real estate entities, casualty gain, foreign currency
 exchange gain, expense from derivatives and minority
 interest in income........................................           54,641          117,177

Equity in earnings of real estate entities.................            3,977            3,466
Casualty gain .............................................            2,665                -
Foreign currency exchange gain.............................            5,040                -
Expense from derivatives, net..............................             (762)               -
Minority interest in income................................           (5,783)          (7,159)
                                                                  ------------- -------------
Income from continuing operations..........................           59,778          113,484
Cumulative effect of a change in accounting principle......                -              578
Discontinued operations....................................                -              154
                                                                  ------------- -------------
Net income.................................................     $     59,778     $    114,216
                                                                  ============= =============
Net income allocation:
----------------------
   Allocable to preferred shareholders:
     Based on distributions paid ..........................     $     58,776    $      46,615
   Allocable to Equity Stock, Series A.....................            5,356            5,356
   Allocable to common shareholders........................           (4,354)          62,245
                                                                  ------------- -------------
                                                                $     59,778     $    114,216
                                                                  ============= =============
Net income (loss) per common share - basic
------------------------------------------
   Continuing operations...................................     $      (0.03)    $       0.49
   Discontinued operations.................................             -                -
                                                                  ------------- -------------
                                                                $      (0.03)    $       0.49
                                                                  ============= =============
Net income (loss) per common share - diluted
--------------------------------------------
   Continuing operations...................................     $      (0.03)   $        0.48
   Discontinued operations.................................             -                -
                                                                  ------------- -------------
                                                                $      (0.03)    $       0.48
                                                                  ============= =============
Net income per depositary share of Equity Stock, Series A
   (basic and diluted) ....................................     $       0.61     $       0.61
                                                                  ============= =============
Basic weighted average common shares outstanding...........          169,229          128,122
                                                                  ============= =============
Diluted weighted average common shares outstanding.........          169,229          129,009
                                                                  ============= =============
Weighted average shares of Equity Stock, Series A (basic
   and diluted) ...........................................            8,744            8,744
                                                                  ============= =============


                             See accompanying notes.

                              PUBLIC STORAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)




                                                            Cumulative                                Cumulative Net
                                                          Preferred Stock Common Stock Paid-in Capital   Income
                                                         ---------------- ------------ --------------- ------------- -

Balance at December 31, 2006...........................   $  2,855,000      $  16,915  $  5,661,507  $  3,503,292

Issuance of cumulative preferred stock:
   Series M (20,000 shares)............................        500,000              -       (15,233)            -

Issuance of common stock in connection with:
   Exercise of employee stock options (131,201 shares).              -             13         5,340             -
   Vesting of restricted stock (34,933 shares) ........              -              3            (3)            -

Stock-based compensation expense (Note 13) ............              -              -            66             -

Net income.............................................              -              -             -        59,778

Cash distributions:
   Cumulative preferred stock (Note 11)................              -              -             -             -
   Equity Stock, Series A ($0.613 per depositary share)              -              -             -             -
   Common Stock ($0.50 per share)......................              -              -             -             -

Accumulated other comprehensive income:
   Foreign currency translation adjustments............              -              -             -             -
                                                         ---------------- ------------ --------------- -------------
Balance at March 31, 2007..............................   $  3,355,000      $  16,931  $  5,651,677  $  3,563,070
                                                         ================ ============ =============== =============

                                                                          Accumulated
                                                                            Other             Total
                                                         Cumulative      Comprehensive     Shareholders'
                                                        Distributions         Income           Equity
                                                        -------------- ----------------  ----------------

Balance at December 31, 2006........................... $ (3,847,998)   $     19,329      $  8,208,045

Issuance of cumulative preferred stock:
   Series M (20,000 shares)............................            -               -           484,767

Issuance of common stock in connection with:
   Exercise of employee stock options (131,201 shares).            -               -             5,353
   Vesting of restricted stock (34,933 shares) ........            -               -                 -

Stock-based compensation expense (Note 13) ............            -               -                66

Net income.............................................            -               -            59,778

Cash distributions:
   Cumulative preferred stock (Note 11)................      (58,776)              -           (58,776)
   Equity Stock, Series A ($0.613 per depositary share)       (5,356)              -            (5,356)
   Common Stock ($0.50 per share)......................      (84,993)              -           (84,993)

Accumulated other comprehensive income:
   Foreign currency translation adjustments............            -          10,411            10,411
                                                        -------------- ---------------  ----------------
Balance at March 31, 2007.............................. $ (3,997,123)   $     29,740      $  8,619,295
                                                        ============== ===============  ================

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                     ----------------------------
                                                                                         2007            2006
                                                                                     ------------- --------------
Cash flows from operating activities:
   Net income..................................................................      $   59,778      $  114,216
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium, net of increase in debt to joint venture
       partner (Notes 7 and 8).................................................          (1,084)           (236)
    Depreciation and amortization...........................................            176,481          50,028
    Equity in earnings of real estate entities..............................             (3,977)         (3,466)
    Foreign currency exchange gain..........................................             (5,040)              -
    Expense from derivatives, net...........................................                762               -
    Distributions received from the real estate entities (Note 5)...........              4,171           5,776
    Minority interest in income.............................................              5,783           7,159
       Other operating activities...........................................            (35,930)        (10,644)
                                                                                     ------------- --------------
       Total adjustments....................................................            141,166          48,617
                                                                                     ------------- --------------
       Net cash provided by operating activities............................            200,944         162,833
                                                                                     ------------- --------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................             (8,307)         (8,379)
    Construction in process.................................................            (19,080)        (21,188)
    Acquisition of real estate facilities...................................            (22,593)        (46,489)
    Consolidation of partnerships (Note 2)..................................                  -           2,865
    Proceeds from sales of real estate and real estate investments..........                322           1,970
    Proceeds from sales of held-to-maturity debt securities (Note 2)........              4,777           2,359
                                                                                     ------------- --------------
       Net cash used in investing activities................................            (44,881)        (68,862)
                                                                                     ------------- --------------
Cash flows from financing activities:
    Principal payments on notes payable and bank credit facilities..........           (449,604)        (12,104)
    Net repayments on bank credit facilities................................           (213,000)              -
    Proceeds from borrowings on European notes payable......................             13,152               -
    Net proceeds from the issuance of common stock..........................              5,353           1,541
    Net proceeds from the issuance of cumulative preferred stock............            484,767         101,492
    Redemption of cumulative preferred stock................................           (302,150)       (172,500)
    Distributions paid to shareholders......................................           (149,125)       (116,269)
    Distributions paid to holders of preferred partnership interests (Note
       10)..................................................................             (5,403)         (3,591)
    Distributions paid to other minority interests..........................             (5,501)         (3,712)
                                                                                     ------------- --------------
       Net cash used in financing activities................................           (621,511)       (205,143)
                                                                                     ------------- --------------
Net decrease in cash and cash equivalents...................................           (465,448)       (111,172)
Net effect of foreign exchange translation on cash..........................                564               -
                                                                                     ------------- --------------
Cash and cash equivalents at the beginning of the year......................            555,584         493,501
                                                                                     ------------- --------------
Cash and cash equivalents at the end of the period..........................         $   90,700      $  382,329
                                                                                     ============= ==============

                             See accompanying notes.

                              PUBLIC STORAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)

                                   (CONTINUED)


Supplemental schedule of non-cash investing and financing activities:
    Real estate acquired in exchange for assumption of mortgage note...........      $        -      $   (4,590)
    Mortgage note assumed in connection with acquisition of real estate........               -           4,590
    Consolidation of entities pursuant to Emerging Issues Task Force Topic 04-5:
       Minority interest.......................................................               -           3,963
       Real estate facilities..................................................               -         (22,459)
       Investments.............................................................               -          20,687
       Other assets............................................................               -
                                                                                                           (167)
       Accrued and other liabilities...........................................               -
                                                                                                            841

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation..............            (14,029)              -
       Construction in process..............................................               (239)              -
       Intangible assets, net...............................................               (245)              -
       Other assets.........................................................               (178)              -
       Notes payable........................................................              3,307               -
       Accrued and other liabilities........................................                337               -
       Minority interests...................................................              1,200               -
       Accumulated other comprehensive income...............................             10,411               -


                             See accompanying notes.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)


1.       Description of the Business
         ---------------------------

            Public Storage, Inc. (referred to herein as "the Company", "we", "us" or "our") is a California corporation, which was organized in 1980. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. Our self-storage facilities are located primarily in the United States. As a result of the merger with Shurgard Storage Centers, Inc. ("Shurgard") on August 22, 2006, we have self-storage facilities located in several Western European countries (Note 3).

            In addition to our self-storage facilities, we own (i) interests in commercial properties, containing commercial and industrial rental space,
     (ii) interests in facilities that lease storage containers, and (iii) other ancillary operations conducted at our self-storage locations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales of storage related products and truck rentals.

            At March 31, 2007, we had direct and indirect equity interests in 2,005 self-storage facilities located in 38 states operating under the "Public Storage" name, and 168 self-storage facilities located in seven Western European nations which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 20 million net rentable square feet of commercial space located in 11 states in the United States.

            Any reference to the number of properties, square footage, number of tenant reinsurance policies outstanding and the aggregate coverage of such reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm's review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2.       Summary of Significant Accounting Policies
         ------------------------------------------

     Basis of Presentation
     ---------------------

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K (and amendments thereto) for the year ended December 31, 2006.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            Certain amounts previously reported have been reclassified to conform to the March 31, 2007 presentation. In previous presentations, property management contracts were reported separately from goodwill as intangible assets on the Company's consolidated balance sheet. We have now reclassified these intangible assets to goodwill (see "Goodwill and Intangible Assets" below). In previous presentations, revenues and cost of operations with respect to our Commercial facilities and Containerized Storage facilities were reported on separate lines on our condensed consolidated statements of income. In our current presentation, revenues with respect to each of these operations, along with revenues from our tenant reinsurance, retail, truck and property management operations, are included under the caption "Revenues: Ancillary operations" and the related cost of operations are included in "Expenses: Cost of operations - Ancillary operations" on our accompanying condensed consolidated statements of income. Certain reclassifications have also been made from previous presentations as a result of discontinued operations.

     Consolidation Policy
     --------------------

            Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial Accounting Standards Board's Interpretation No. 46R, "Consolidation of Variable Interest Entities," they represent Variable Interest Entities ("VIE's"). VIE's in which we are the primary beneficiary are consolidated. Entities that are not VIE's that we control are consolidated.

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

            The accounts of the entities we control along with the accounts of the VIE's that we are the primary beneficiary of (collectively, the "Consolidated Entities") are included in our consolidated financial statements along with those of the Company. We account for our investment in entities that we do not control, or entities that we are not the primary beneficiary of, using the equity method of accounting. Collectively, the Company and the Consolidated Entities own a total of 2,160 real estate facilities, consisting of 1,983 self-storage facilities in the United States (of which 487 were acquired in the Shurgard merger), 168 facilities in Europe (of which 160 were acquired in the Shurgard merger), three industrial facilities used by the containerized storage operations and six commercial properties.

            At March 31, 2007, we had equity investments in five limited partnerships in which we do not have a financial controlling interest. These limited partnerships collectively own 22 self-storage facilities, which are managed by the Company. In addition, at March 31, 2007, we own approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 19.4 million net rentable square feet of commercial space at March 31, 2007. Our investment in these limited partnerships and PSB (collectively, the "Unconsolidated Entities") are accounted for using the equity method.

     Use of Estimates
     ----------------

            The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

            For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we are not taxed on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2007 and, accordingly, no provision for income taxes has been made in the accompanying condensed consolidated financial statements.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

            Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, consisting of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of small individual customer balances.

            Due to the acquisition of European subsidiaries in the merger with Shurgard, the results of our operations and our financial position are affected by the fluctuations in the value of the euro, and to a lesser extent, other European currencies, against the U.S. dollar. Also, we are exposed to foreign currency exchange risk related to intercompany transactions, including debt, with or between our European subsidiaries.

            Included in cash and cash equivalents at March 31, 2007 is $24,460,000 ($32,496,000 at December 31, 2006) held by our captive insurance entities. Insurance and other regulations place significant restrictions on our ability to withdraw these funds for purposes other than insurance activities. Other assets at March 31, 2007 include investments
     totaling   $1,987,000   ($6,764,000   at  December  31,   2006)   primarily
     held-to-maturity Federal government agency securities stated at amortized cost, which approximates fair value. Other assets at March 31, 2007 also include derivative financial instruments totaling $3,626,000 ($11,810,000 at December 31, 2006) reported at fair value. See Note 9 for further discussion of the fair value of our derivative financial instruments. At March 31, 2007, we believe that the carrying value of our notes payable is, in aggregate, approximately $3 million lower than their fair value.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

     Evaluation of Asset Impairment
     ------------------------------

            We evaluate impairment of goodwill annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluation at December 31, 2006.

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

            Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations as of March 31, 2007.

     Accounting for Stock-Based Compensation
     ---------------------------------------

            We utilize the Fair Value Method (as defined in Note 13) of accounting for our employee stock options. Restricted stock unit expense is recorded over the relevant vesting period. See Note 13 for a discussion of our accounting with respect to employee stock options and restricted stock units.

     Other Assets
     ------------

            Other assets primarily consists of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, assets associated with our containerized storage business, merchandise inventory and rental trucks. Included in other assets is $62,059,000 and $91,937,000 at March 31, 2007 and December 31, 2006, respectively, from our European operations.

     Accrued and Other Liabilities
     -----------------------------

            Accrued and other liabilities consist primarily of real property tax accruals, value-added tax accruals with respect to our European operations, prepayments of rents, trade payables, losses and loss adjustment liabilities for our self-insured risks (described below), and accrued interest. Prepaid rent totaled $68,352,000 at March 31, 2007 ($64,291,000 at December 31, 2006), while property and value-added tax accruals approximated $80,235,000 at March 31, 2007 ($80,336,000 at December 31,
     2006).

            We are self-insured for a portion of the risks associated with our property and casualty losses. We also utilize third-party insurance carriers to provide property and liability insurance coverage to limit our self insurance exposure. We accrue liabilities for uninsured losses and loss adjustment expense, which at March 31, 2007 totaled $32,729,000
     ($31,532,000 at December 31, 2006). Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

            Included in accrued and other liabilities is $89,504,000 and $108,331,000 at March 31, 2007 and December 31, 2006, respectively, from our European operations.

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

            In prior periods, intangible assets (original acquisition cost of $165,000,000 and net book value of $98,081,000 at December 31, 2006) were presented on our condensed consolidated balance sheets. For all periods presented herein, we have reclassified this intangible asset to goodwill and, in accordance with the provisions of SFAS 142 as applied to the reclassification effective April 1, 2006, we ceased amortization. Included in depreciation and amortization expense for the three months ended March 31, 2006, is $1,651,000 with respect to these assets. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 at March 31, 2007 and December 31, 2006 on our accompanying condensed consolidated balance sheets.

            As a result of the merger with Shurgard (Note 3), we acquired finite-lived intangible assets comprised of storage tenants in place valued at $530,528,000, certain land leases with rent payments that are below market valued at $34,813,000, and the "Shurgard" tradename, which we continue to use in Europe, valued at $18,824,000. Our intangible assets were increased by $245,000 during the three months ended March 31, 2007 due to the impact of changes in exchange rates. During the quarter ended March 31, 2007, our intangible assets increased $309,000 for storage tenants in place with respect to self-storage facility acquisitions. Our finite-lived intangible assets are reported net of accumulated amortization of $261,728,000 as of March 31, 2007 ($175,944,000 as of December 31, 2006).

            The tenant intangible assets are amortized relative to the expected future benefit of the tenants in place to each period, and the land lease intangibles are amortized relative to the benefit of the below-market lease. The Shurgard tradename has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for recoverability.

            Amortization expense of $85,784,000 was recorded for our finite-lived intangible assets for the three months ended March 31, 2007. The estimated annual amortization expense for our finite-lived intangible assets for the current year and each of the next four years ending December 31 is as follows:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

   2007 (remainder of)                                         $   157,498,000
   2008                                                             70,518,000
   2009                                                             22,395,000
   2010                                                             13,830,000
   2011                                                             10,847,000
   2012 and beyond                                                  35,460,000


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

            We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition could be affected.

            Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

     Foreign Exchange Translation
     ----------------------------

            The local currency is the functional currency for our European subsidiaries. Assets and liabilities (other than for intercompany balances, which are discussed below) are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment gain of $29,740,000 at March 31, 2007 ($19,329,000 at December 31, 2006).

            With   respect  to   intercompany   balances   among  our   European
     subsidiaries  and  our  domestic   operations,   when  settlement  of  such
     intercompany balances are not expected in the foreseeable future, the impact of end-of-period exchange rate changes on the expected settlement amounts in U.S. Dollars are reflected in accumulated other comprehensive income (loss). However, for any other intercompany balances where settlement is expected in the foreseeable future, changes in exchange rates are recorded in income in the period in which the change occurs. For the three months ended March 31, 2007, we recorded foreign currency exchange gains of $5,040,000 on our condensed consolidated statement of income, principally related to such intercompany balances. Substantially all of our intercompany balances are expected to settle in the foreseeable future. At March 31, 2007 and December 31, 2006, our European subsidiaries had intercompany balances payable to our United States operations totaling $530,565,000 and $542,162,000, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

     Accounting for Casualty Losses
     ------------------------------

            Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During the first quarter of 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of such contingent proceeds relating to hurricanes which occurred in 2005.

     Derivative Financial Instruments
     --------------------------------

            In connection with our merger with Shurgard, we acquired certain preexisting derivative financial instruments held by Shurgard (the "Shurgard Derivatives"), including interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts. These derivatives were entered into by Shurgard in order to mitigate currency and exchange rate fluctuation risk in connection with European borrowings, and are not for speculative or trading purposes.

            In  accordance   with  the  provisions  of  Statement  of  Financial
     Accounting   Standards  No.  133,   Accounting  for  Derivative   Financial
     Instruments and Hedging Activities ("SFAS 133"), derivative financial instruments are measured at fair value and recognized on the balance sheet as assets or liabilities.

            As of March 31, 2007, none of the Shurgard Derivatives were considered effective hedges because we believe it is not highly likely that the debt and the related derivative instruments will remain outstanding for their entire contractual period. Accordingly, all changes in the fair values of the derivatives are reflected in earnings, along with the related cash flows from these instruments, under "Expense from derivatives, net" on our condensed consolidated statement of income.

     Other Comprehensive Income
     --------------------------

            Our comprehensive income is as follows (amounts in thousands):

                                                    For the Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                        2007             2006
                                                  --------------- --------------
     Net income................................    $    59,778      $   114,216
     Accumulated other comprehensive income:
        Foreign currency translation
        adjustments............................         10,411                -
                                                  --------------- --------------
     Total comprehensive income................    $    70,189      $   114,216
                                                  =============== ==============

            The foreign currency translation adjustment of $10,411,000 represents the net currency translation adjustment gains and losses related to our European subsidiaries, which have not been reflected in net income, measured from December 31, 2006 through March 31, 2007.

     Environmental Costs
     -------------------

            Our policy is to accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

     Discontinued Operations
     -----------------------

            We segregate all of our disposed components that have operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company in a disposal transaction. Discontinued operations principally consists of the historical operations related to facilities that were closed and are no longer in operation and facilities that have been disposed of either through condemnation by a local governmental agency or sale. In the quarter ended March 31, 2006, income from discontinued operations totaled $154,000, including revenues totaling $278,000, cost of operations totaling $82,000, and depreciation expense totaling $42,000.

     Net Income per Common Share
     ---------------------------

            In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders. Distributions paid to the holders of our Cumulative Preferred Stock totaling $58,776,000 and $46,615,000 for the three months ended March 31, 2007 and 2006, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

            When we call any of our Cumulative Preferred Stock for redemption, we record an additional allocation of income to our preferred shareholders equal to the excess of a) the cash required to redeem the securities and b) the "Book Value" (the net proceeds from the original issuance of the securities) of the securities. No such additional allocations were recorded in the quarters ended March 31, 2007 or 2006.

            The remaining income allocated to our common shareholders has been further allocated among our two classes of common stock; our regular common stock and our Equity Stock, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Stock, Series A, was allocated net income of $5,356,000 for each of the three months ended March 31, 2007 and 2006, respectively. A loss of $4,354,000 and income of $62,245,000 for the three months ended March 31, 2007 and 2006, respectively, was allocated to the regular common shareholders.

            Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted stock units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the impact if dilutive, of stock options and restricted stock units outstanding). The stock options and restricted stock units were anti-dilutive in the three months ended March 31, 2007 and were therefore not reflected in diluted net income per common share for that period. Weighted average common shares excludes shares owned by the Consolidated Entities as described in Note 11 for all periods presented, as these shares of common stock are eliminated in consolidation.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

     Recently Issued Accounting Standards
     ------------------------------------

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------

            In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 had no material impact on our financial position, operating results or cash flows. See Note 16 for further discussion of our adoption of FIN 48.

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

3.       Merger with Shurgard
         --------------------

            On August 22, 2006, we merged with Shurgard Storage Centers, Inc. ("Shurgard"), a REIT which had interests in 487 self-storage facilities in the United States and 160 self-storage facilities in Europe. We believe this merger provides a number of strategic and financial benefits and growth opportunities for us by solidifying our position as the largest owner and operator of self-storage facilities in the United States, eliminating duplicative general and administrative expenses, improving cost efficiencies, increasing growth opportunities and providing greater geographic and financial diversification.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            We have allocated this aggregate purchase price to the tangible and intangible net assets, as follows (amounts in thousands):

      Operating real estate facilities                         $   4,887,507
      Construction in process                                         91,000
      Intangible assets (Note 2)                                     584,165
      Other assets                                                    95,899
      Accrued and other liabilities                                 (190,419)
      Minority interest                                             (144,196)
                                                              ---------------
        Total allocated Purchase Price to net assets acquired  $   5,323,956
                                                              ===============

            As described more fully in Note 2, intangible assets consist of the estimated value of Shurgard's existing tenants in place, the estimated value of Shurgard's existing land leases, and the estimated value of Shurgard's tradename, which we expect to continue to use in Europe.

            The results of operations of the facilities acquired from Shurgard have been included in our consolidated financial statements since the merger date of August 22, 2006. The unaudited pro forma data presented below assumes that the merger occurred as of January 1, 2006, and includes pro forma adjustments to (i) increase depreciation expense to reflect our book basis for the buildings acquired, (ii) increase amortization expense to reflect the intangible assets acquired in the merger, (iii) decrease interest income and increase income allocated to preferred shareholders to reflect the financing of the merger with cash on hand and the proceeds from preferred stock, and (iv) decrease the historical general and administrative expense of Shurgard that was eliminated as a result of the merger. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the period presented.

                                      For the Three Months
                                        Ended March 31,
                                            2006
                                      ---------------------
                                         (Amounts in
                                      thousands, except per
                                         share data)
                                         (Unaudited)
Revenues.......................       $    401,053
Net loss.......................       $     (6,646)
Loss per common share:
  Basic and Diluted............       $      (0.40)

4.       Real Estate Facilities
         ----------------------
              Activity in real estate facilities is as follows:

                                                              Three Months Ended
                                                                  March 31, 2007
                                                              ------------------
                                                                  (Amounts in
                                                                   thousands)
Real estate facilities, at cost:
   Balance at December 31, 2006........................        $   11,261,865
   Newly developed facilities opened for operations....                32,765
   Acquisition of real estate facilities...............                22,284
   Disposition of real estate facilities...............                  (322)
   Capital improvements................................                 8,307
   Impact of foreign exchange rate changes.............                14,375
                                                              ------------------
   Balance at March 31, 2007...........................            11,339,274
                                                              ------------------
Accumulated depreciation:
   Balance at December 31, 2006........................            (1,754,362)
   Additions during the year...........................               (89,901)
   Impact of foreign exchange rate changes.............                  (346)
                                                              ------------------
   Balance at March 31, 2007...........................            (1,844,609)
                                                              ------------------

Construction in process:
   Balance at December 31, 2006........................                90,038
   Current development.................................                19,080
   Newly developed facilities opened for operations....               (32,765)
   Impact of foreign exchange rate changes.............                   239
                                                              ------------------
   Balance at March 31, 2007...........................                76,592
                                                              ------------------
Total real estate facilities at March 31, 2007.........        $    9,571,257
                                                              ==================

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            During the three  months ended March 31,  2007,  we completed  three development and four expansion projects which in aggregate added approximately 266,000 net rentable square feet of self-storage space at a total cost of $32,765,000. In addition, we acquired one self-storage facility (79,000 net rentable square feet) from a third party at an aggregate cost of $22,593,000, in cash; $22,284,000 was allocated to real estate facilities and $309,000 was allocated to intangibles, based upon the relative fair values of the land, buildings and intangibles.

            Construction in process at March 31, 2007 includes 48 projects (2,270,000 net rentable square feet), consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities, with costs incurred of $37,460,000 at March 31, 2007 and total estimated costs to complete of $154,183,000. In addition, we have seven projects to develop new self-storage facilities in Europe (351,000 aggregate net rentable square feet), with costs incurred at March 31, 2007 of $39,132,000 and total estimated costs to complete of $35,102,000.

            We capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the three months ended March 31, 2007 and 2006 was $741,000 and $716,000, respectively.

            During the quarter ended March 31, 2007, we disposed of a portion of a self-storage facility for an aggregate of $322,000. There was no gain or loss on this transaction.

            Included in real estate facilities, accumulated depreciation, and construction in process is $1.3 billion with respect to our European operations at March 31, 2007.

5.       Investment in Real Estate Entities
         ----------------------------------

            At March 31, 2007, our investments in real estate entities consist of ownership interests in the Unconsolidated Entities. These interests are non-controlling interests of less than 50% and are accounted for using the equity method of accounting. Accordingly, earnings are recognized based upon our ownership interest in each of the entities. The accounting policies of these entities are similar to those of the Company.

            For the three months ended March 31, 2007 and 2006, we recognized earnings from our investments in real estate entities of $3,977,000 and $3,466,000, respectively.

            Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net increase of equity in earnings of none and $312,000 for the three months ended March 31, 2007 and 2006, respectively. See the condensed financial information with respect to PSB below for further information regarding these items recorded by PSB.

            We received cash distributions from our investments in real estate entities for the three months ended March 31, 2007 and 2006, of $4,171,000 and $5,776,000, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

              The following table sets forth our investments in real estate entities at March 31, 2007 and December 31, 2006, and our equity in earnings of real estate entities for the three months ended March 31, 2007 and 2006 (amounts in thousands):


                                                                    Equity in Earnings of Real
                                   Investments in Real Estate        Estate Entities for the
                                          Entities at              Three Months Ended March 31,
                                 ------------------------------- ------------------------------
                                   March 31,       December 31,
                                      2007              2006            2007           2006
                                 -------------- ---------------- ---------------- -------------

PSB..........................   $   283,500        $     283,700    $     3,490    $     2,976
Other Investments............        18,211               18,205            487            490
                                 -------------- ---------------- ---------------- -------------
  Total......................   $   301,711        $     301,905    $     3,977    $     3,466
                                 ============== ================ ================ =============

     Investment in PSB
     -----------------

            PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of March 31, 2007. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both March 31, 2007 and December 31, 2006; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at March 31, 2007 ($70.52 per share of PSB common stock), the shares and units had a market value of approximately $897.3 million as compared to a book value of $283.5 million.

            At March 31, 2007, PSB owned approximately 19.4 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

            The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.

                                                                      2007             2006
                                                              ------------------ -----------------
                                                                       (Amounts in thousands)
 For the three months ended March 31,
 -----------------------------------
   Total operating revenue..............................      $       65,307     $       58,903
   Costs of operations and other operating expenses.....             (22,141)           (19,596)
   Other income and expense, net........................                 694              1,487
   Depreciation and amortization........................             (21,640)           (20,586)
   Discontinued operations..............................                   -                458
   Minority interest....................................              (3,629)            (4,349)
                                                              ------------------ -----------------
     Net income.........................................      $       18,591     $       16,317
                                                              ================== =================

                                                                At March 31,        At December 31,
                                                                      2007               2006
                                                              ------------------ -----------------
                                                                      (Amounts in thousands)

   Total assets (primarily real estate).................      $    1,562,251     $    1,462,864
   Total debt...........................................              61,716             67,048
   Other liabilities....................................              46,021             42,394
   Preferred equity and preferred minority interests....             811,000            705,250
   Common equity and common minority interests..........             643,514            648,172


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

     Other Investments
     -----------------

            Other investments consist primarily of an average of approximately 22% common equity ownership in five limited partnerships that own an aggregate of 22 self-storage facilities.

            The  following   table  sets  forth  certain   condensed   financial
     information (representing 100% of these entities' balances and not our pro-rata share) with respect to these other investments:

                                                  2007             2006
                                           ------------------ ------------------
                                                 (Amounts in thousands)
 For the three months ended March 31,
 -----------------------------------
 Total revenue........................     $          4,338    $        4,291
 Cost of operations and other expenses               (1,703)           (1,672)
 Depreciation and amortization........                 (537)             (492)
                                           ------------------ ------------------
     Net income.......................     $          2,098    $        2,127
                                           ================== ==================

                                             At March 31,     At December 31,
                                                 2007              2006
                                           ------------------ ------------------
                                                 (Amounts in thousands)

 Total assets (primarily storage
     facilities)......................     $         49,164    $       48,002
 Total liabilities....................                1,031             1,104
 Total Partners' equity...............               48,133            46,898

6.       Revolving Line of Credit
         ------------------------

            On December 27, 2006, we entered into a $300 million unsecured short-term credit agreement (the "Bridge Loan") with a commercial bank that matured April 1, 2007. Pursuant to the credit agreement, we borrowed $300 million at an initial interest rate of LIBOR plus 0.30% (5.63% at December 31, 2006). At December 31, 2006, our outstanding borrowings under this facility totaled $300 million. On January 10, 2007, borrowings under this facility were repaid in full and the Bridge Loan terminated.

            On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $300 million, and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at March 31, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at March 31, 2007). Outstanding borrowings on our revolving line of credit totaled $132 million and $100 million at March 31, 2007 and May 8, 2007, respectively. This credit agreement replaced our previous revolving line of credit. We had no outstanding borrowings on the previous credit facility at March 31, 2007.

            The  Credit   Agreement   includes  various   covenants,   the  more
     significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than
     1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at March 31, 2007.

            At March 31, 2007, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letter of credit, totaling $21,053,000 ($21,068,000 at December 31, 2006). The beneficiaries of these standby letters of credit were primarily certain insurance companies associated with our captive insurance and tenant re-insurance activities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

7.       Notes Payable
         -------------

              The carrying amounts of our notes payable at March 31, 2007 and December 31, 2006 consist of the following (dollar amounts in thousands):


                                                                                 March 31,       December 31,
                                                                                    2007             2006
                                                                              ----------------- -----------------
  DOMESTIC UNSECURED NOTES PAYABLE:

  5.875% effective and stated note rate, interest only and payable
     semi-annually, matures in March 2013................................      $     200,000     $    200,000
  5.73% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying amount includes
     $13,456 of unamortized premium at March 31, 2007) ..................            213,456          214,033
  6.53% effective rate, 7.625% stated note rate, interest only and payable semi-annually, matures in April 2007 (carrying amount includes $1 of
     unamortized premium at March 31, 2007) .............................             50,001           50,119
  7.66% senior unsecured note due January 2007...........................                  -           11,200

   DOMESTIC MORTGAGE NOTES:

  Fixed rate mortgage notes payable, secured by 63 real estate facilities with a net book value of $454,983 at March 31, 2007, average effective interest rates of 5.59% and stated note rates between 4.95% and 7.76%, due between
     April 2007 and August 2015 (carrying amount includes $3,988
     of unamortized premium at March 31, 2007) ..........................            165,721          166,737
  Variable rate mortgage notes payable, secured by one real estate facility with a net book value of $310 at March 31, 2007, interest rate of 8.00%
     at March 31, 2007 which approximates market rate, due December 2007.                585            8,428
  Fixed rate mortgage  notes  payable,  secured by 33 real estate  facilities with a net book value of $190,981 at March 31, 2007, stated note rates between 5.40% and 8.75%, principal and interest payable monthly, due at varying dates between October 2009 and September 2028 (carrying amount
     includes $4,239 of unamortized premium at March 31, 2007)...........             90,315           91,489

  EUROPEAN SECURED NOTES PAYABLE:

  (euro)325 million notes payable due in 2011.................................            -           428,760
  First and Second Shurgard credit agreement,  due in 2008 and 2009,  secured by 65 real estate facilities with a net book value of $468,618 at March 31,
     2007 (interest rate of EURIBOR + 2.25%, 5.922% average for the three months ended March 31, 2007, 6.112% rate at March 31, 2007 which
     approximate market rates)...........................................           305,333           288,918
  Liability under Capital Leases.........................................             6,645             6,600
                                                                              ----------------- -----------------
         Total notes payable.............................................       $ 1,032,056       $ 1,466,284
                                                                              ================= =================


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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            The domestic unsecured notes payable have various restrictive covenants, the more significant of which require us to (i) maintain a ratio of debt to total assets (as defined therein) of less than 0.60 to 1.00,
     (ii) maintain a ratio of secured debt to total assets (as defined therein) of less than 0.40 to 1.00, (iii) maintain a debt service coverage ratio (as defined therein) of greater than 1.50 to 1.00, and (iv) maintain a ratio of unencumbered assets to unsecured debt (as defined therein) of greater than 150%, all of which have been met at March 31, 2007.

            The 5.59% fixed rate domestic mortgage notes were also assumed in connection with the merger. These mortgage notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of approximately 5.59%, an aggregate of approximately $184,592,000 as compared to the actual assumed balances of an aggregate of $179,827,000. This initial premium of $4,765,000 is being amortized over the remaining term of the mortgage notes using the effective interest method. These mortgage notes require interest and principal payments to be paid monthly and have various restrictive covenants, all of which have been met at March 31, 2007.

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

            First Shurgard and Second Shurgard (see Note 10) have senior credit agreements denominated in euros to borrow, in aggregate, up to (euro)271 million ($361.3 million as of March 31, 2007; $357.5 million as of December 31, 2006). As of March 31, 2007, the available amount under those credit facilities was, in aggregate, (euro)42 million ($56.0 million) and (euro)52 million ($68.6 million), respectively. Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis, or on an acquisition project basis when applicable for Second Shurgard, and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. As of March 31, 2007, we were in compliance with these financial covenants.

            At March 31, 2007, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                       Domestic            Domestic
                                      Unsecured          Mortgage Notes          European      Capital Leases
                                     Notes Payable         Payable             Notes Payable     - Europe          Total
                                   ------------------ -------------------  ------------------ -------------- --------------
2007 (remainder of)..........        $     52,132         $    7,339           $    2,400      $     95      $     61,966
2008.........................               3,353             27,523              172,267           104           203,247
2009.........................               3,550              9,018              130,666           114           143,348
2010.........................               3,759             10,913                    -            79            14,751
2011.........................             200,663             27,703                    -           723           229,089
Thereafter...................             200,000            174,125                    -         5,530           379,655
                                   ------------------ -------------------  ------------------ -------------- --------------
                                      $   463,457         $  256,621           $  305,333      $  6,645      $  1,032,056
                                   ================== ===================  ================== ============== ==============
Weighted average effective rate             5.9%               5.5%                6.1%            9.9%            5.9%
                                   ================== ===================  ================== ============== ==============


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            On April 25, 2007, the 6.53% effective rate domestic unsecured notes payable that we assumed in connection with the merger with Shurgard matured and we paid these amounts in full.

            We incurred interest expense with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $17,549,000 and $2,273,000 for the three months ended March 31, 2007 and 2006, respectively. These amounts were comprised of $18,633,000 and $2,509,000 in cash for the three months ended March 31, 2007 and 2006, respectively, less $1,084,000 and $236,000 in amortization of premium, respectively.

            The net book value of the properties under capital leases was $6.4 million as of March 31, 2007, which is net of accumulated depreciation of $1.6 million.

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

            The outstanding balances of $37,304,000 and $37,258,000 due the joint venture partner as of March 31, 2007 and December 31, 2006, respectively, approximate the fair value of our partners' interest in these facilities as of each respective date. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability, an adjustment is made to increase the liability to fair value, and to increase other assets, with the other assets amortized over the remaining period term of the joint venture. We increased the note balance by $1,386,000 during 2006 as a result of our periodic review of fair value.

            A total of $788,000 and $758,000 was recorded as interest expense on our condensed consolidated statements of income with respect to our Debt to Joint Venture Partner during the three months ended March 31, 2007 and 2006, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $745,000 and $715,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the three months ended March 31, 2007 and 2006, respectively, and increases in the Debt to Joint Venture Partner of $43,000 for each of the three month periods ended March 31, 2007 and 2006, respectively.

            We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

9.   Derivative Financial Instruments
     --------------------------------

            As described in Note 2, under Derivative Financial Instruments, we report these derivative financial instruments at fair value on our consolidated balance sheet and changes in fair values for the three months ended March 31, 2007, have been recognized in earnings. The respective balances of these financial instruments are included in other assets and accrued and other liabilities as follows:



                                                                March 31, 2007        December 31, 2006
                                                              -------------------- ---------------------
                                                                        (Amounts in thousands)
Assets:
   Interest rate contracts.............................        $        3,626         $       11,810
   Foreign currency exchange contracts.................                     -                      -
                                                              -------------------- ---------------------
                                                               $        3,626         $       11,810
                                                              ==================== =====================
Liabilities:
   Interest rate contracts.............................        $          (89)        $       (4,162)
   Foreign currency exchange contracts.................                (1,293)                (7,837)
                                                              -------------------- ---------------------
                                                               $       (1,382)        $      (11,999)
                                                              ==================== =====================



            For the three months ended March 31, 2007, net income from derivatives was comprised of a change in value of the related instruments representing a loss of $665,000, combined with $97,000 in net payments incurred during the period under the underlying instruments.

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

     Preferred Partnership Interests
     -------------------------------

            The following table summarizes the preferred partnership units outstanding at March 31, 2007 and December 31, 2006:


                                                              March 31, 2007             December 31, 2006
                                                        -------------------------- --------------------------
                    Earliest Redemption
                       Date or Dates      Distribution     Units       Carrying       Units        Carrying
      Series              Redeemed            Rate      Outstanding     Amount     Outstanding      Amount
------------------ --------------------- ------------- ------------- ------------- ------------- ------------
                                                                       (Amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000       8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000       1,000          25,000
Series J.........           May 9, 2011        7.250%        4,000        100,000       4,000         100,000
                                                        ------------ ------------- ------------- ------------
Total............                                           13,000    $   325,000      13,000     $   325,000
                                                        ============ ============= ============= ============


            Income  allocated  to  the  preferred   minority  interests  totaled
     $5,403,000 and $3,591,000 for the three months ended March 31, 2007 and 2006, respectively, comprised of distributions paid.

            On May 9, 2006, one of the Consolidated Entities issued 4,000,000 units of our 7.25% Series J Preferred Partnership Units for cash proceeds of $100,000,000.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            Subject to certain conditions, the Series NN preferred units are convertible into shares of our 6.40% Series NN Cumulative Preferred Stock, the Series Z preferred units are convertible into shares of our 6.25% Series Z Cumulative Preferred Stock and the Series J preferred units are convertible into shares of our 7.25% Series J Cumulative Preferred Stock. The holders of the Series Z preferred partnership units have a one-time option exercisable five years from issuance (October 12, 2009), to require us to redeem their units for $25,000,000 in cash, plus any unpaid distribution.

     Other Partnership Interests
     ---------------------------

            Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following tables set forth the minority interests at March 31, 2007 and December 31, 2006 as well as the income allocated to minority interests for the three months ended March 31, 2007 and 2006 with respect to the other partnership interests (amounts in thousands):



                                                                              Minority Interests in Income (Loss)
                                              Minority Interest at                for the Three Months Ended
                                          -------------------------------   --------------------------------------
                                          March 31,       December 31,            March 31,          March 31,
                Description                 2007              2006                  2007               2006
     ---------------------------------   --------------- ----------------   ------------------- -------------------
     European joint ventures..........    $   135,961      $   140,034          $    (3,754)      $         -
     Shurgard domestic joint ventures.          7,813            8,023                  165                 -
     Convertible Partnership Units....          5,586            5,710                   (8)              116
     Other consolidated partnerships..         27,749           27,263                3,977             3,452
                                         --------------- ----------------   ------------------- -------------------
     Total other partnership interests    $   177,109      $   181,030          $       380       $     3,568
                                         =============== ================   =================== ===================


            Distributions paid to minority interests for the three months ended March 31, 2007 and 2006 were $5,501,000 and $3,712,000, respectively.
     Minority interests increased $1,200,000 as a result of the impact of foreign currency translation in the three months ended March 31, 2007.

              European Joint Ventures
              -----------------------

            Through the merger with Shurgard, we acquired two joint venture entities: First Shurgard SPRI ("First Shurgard") formed in January 2003 and Second Shurgard SPRL ("Second Shurgard") formed in May 2004. Those joint ventures were expected to develop or acquire up to approximately 75 storage facilities in Europe. Through a wholly-owned subsidiary, we have a 20% interest in each of these ventures. We have determined that First Shurgard and Second Shurgard are each VIEs, and that we are the primary beneficiary. Accordingly, First Shurgard and Second Shurgard have been consolidated in our consolidated financial statements. At March 31, 2007, First Shurgard and Second Shurgard had aggregate total assets of $504.8 million ($497.2 million at December 31, 2006), total liabilities of $337.8 million ($322.1 million at December 31, 2006), and credit facilities collateralized by assets with a net book value of $468.6 million ($467.2 million at December 31, 2006). At March 31, 2007, First Shurgard's and Second Shurgard's creditors had no recourse to the general credit of Public Storage or Shurgard Europe other than a commitment, previously made by Shurgard, to subscribe to up to $20 million and an additional (euro)7.5 million ($10.0 million as of March 31, 2007) in preferred bonds in order for First Shurgard to fulfill its obligations under its senior credit agreement. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe's partner in the joint venture.

            On September 5, 2006, we informed the joint venture partners of First Shurgard and Second Shurgard of our intention to purchase their interests in First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. The exit procedure can, in certain circumstances, result in a third party acquiring the facilities owned by First and Second Shurgard, including our interest in these facilities. Our joint venture partners currently contest whether we have the right to purchase their interests under this procedure. On January 17, 2007, we filed an arbitration action with our joint venture partner related to our intention to terminate the joint venture early. As part of our efforts to resolve our dispute with our joint venture partner, we've entered into an agreement to exchange their interest in the joint venture for shares in the proposed public company discussed below.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            During the second quarter of 2007, we expect a share offering of Shurgard Europe. In connection with the offering, which is subject to Belgian regulatory approval, market conditions and other factors, we expect to reduce our ownership in Shurgard Europe, but will retain a significant equity interest.

            Shurgard Domestic Joint Ventures
            --------------------------------

            In connection with the merger with Shurgard, we obtained interests, in entities which we consolidate, that had minority interests. The minority interests are presented as the "Shurgard Domestic Joint Ventures." Following the merger with Shurgard, we acquired the minority interests in certain of Shurgard's joint ventures, for an aggregate of approximately $62,300,000 in cash. As a result of these transactions, we obtained the remaining interest in a total of 68 self-storage facilities. This acquisition was recorded as a reduction in minority interest totaling $12,177,000, with the remainder allocated to real estate ($50,123,000).

            The partnership agreements of the Shurgard Domestic Joint Ventures have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

            Convertible Partnership Units
            -----------------------------

            At March 31, 2007 and December 31, 2006, one of the Consolidated Entities had approximately 231,978 convertible partnership units ("Convertible Units") outstanding representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common stock of the Company at the option of the unit-holder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share.

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

            At March 31, 2007 and December 31, 2006, the Other Consolidated Partnerships reflect common equity interests that we do not own in 27 entities owning an aggregate of 102 self-storage facilities.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

            The  provisions  of SFAS No. 150  indicate  that the Other  Minority
     Interests would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. We estimate that the fair value of the Other Partnership Interests is approximately $450 million at December 31, 2006 and March 31, 2007.

11.      Shareholders' Equity
         --------------------

     Cumulative Preferred Stock
     --------------------------

              At March 31, 2007 and December 31, 2006, we had the following series of Cumulative Preferred Stock outstanding:


                                                                 At March 31, 2007            At December 31, 2006
                           Earliest                       ----------------------------- -----------------------------
                          Redemption        Dividend          Shares        Carrying         Shares         Carrying
       Series                Date             Rate          Outstanding      Amount        Outstanding       Amount
--------------------    --------------  ----------------  --------------- ------------- ---------------- ------------
                                                                      (Dollar amounts in thousands)
Series V                   9/30/07            7.500%           6,900    $   172,500           6,900    $   172,500
Series W                   10/6/08            6.500%           5,300        132,500           5,300        132,500
Series X                  11/13/08            6.450%           4,800        120,000           4,800        120,000
Series Y                    1/2/09            6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                    3/5/09            6.250%           4,500        112,500           4,500        112,500
Series A                   3/31/09            6.125%           4,600        115,000           4,600        115,000
Series B                   6/30/09            7.125%           4,350        108,750           4,350        108,750
Series C                   9/13/09            6.600%           4,600        115,000           4,600        115,000
Series D                   2/28/10            6.180%           5,400        135,000           5,400        135,000
Series E                   4/27/10            6.750%           5,650        141,250           5,650        141,250
Series F                   8/23/10            6.450%          10,000        250,000          10,000        250,000
Series G                  12/12/10            7.000%           4,000        100,000           4,000        100,000
Series H                   1/19/11            6.950%           4,200        105,000           4,200        105,000
Series I                    5/3/11            7.250%          20,700        517,500          20,700        517,500
Series K                    8/8/11            7.250%          18,400        460,000          18,400        460,000
Series L                  10/20/11            6.750%           9,200        230,000           9,200        230,000
Series M                    1/9/12            6.625%          20,000        500,000               -              -
                                                          -------------- ------------- --------------- -------------
      Total Cumulative Preferred Stock                     1,732,600    $ 3,355,000       1,712,600    $ 2,855,000
                                                          ============== ============= =============== =============


            The holders of our Cumulative Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred stock, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until events of default have been cured. At March 31, 2007, there were no dividends in arrears and the Debt Ratio was 9.6%.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            Upon issuance of our Cumulative Preferred Stock, we classify the liquidation value as preferred equity on our condensed consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

            On January 9, 2007, we issued 20,000 depositary shares, with each depositary share representing 1/1,000 of a share of our 6.625% Cumulative Preferred Stock, Series M. The offering resulted in $500,000,000 of gross proceeds.

            During 2006,  we issued four series of Cumulative  Preferred  Stock:
     Series H - issued January 19, 2006, net proceeds totaling $101,492,000, Series I - issued May 3, 2006, net proceeds totaling $501,601,000, Series K
     - issued August 8, 2006, net proceeds totaling $445,852,000 and Series L - issued October 20, 2006, net proceeds totaling $223,623,000.

            During 2006, we redeemed our Series R and Series S Cumulative Preferred Stock at par value plus accrued dividends. In December 2006, we called for redemption our Series T and Series U Cumulative Preferred Stock, at par. The aggregated redemption value of $302,150,000 of these two series was classified as a liability at December 31, 2006 and repaid in the three months ended March 31, 2007.

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

     Equity Stock, Series A
     ----------------------

            At March 31, 2007 and December 31, 2006, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of a share of Equity Stock, Series A ("Equity Stock A"). The Equity Stock A ranks on parity with common stock and junior to the Cumulative Preferred Stock with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common stock or
     (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

     Common Stock
     ------------

            During the three months ended March 31, 2007, we issued 166,134 shares of our Common Stock in connection with employee stock-based compensation. On August 22, 2006, we issued 38,913,187 shares of our Common Stock in connection with our merger with Shurgard (see Note 3). Subsequent to the acquisition, we also issued 1,808,962 shares of our Common Stock to former employees of Shurgard in connection with employee stock-based compensation arrangements that existed at the time of the acquisition.

            At March 31, 2007 and December 31, 2006, certain entities we consolidate owned 1,146,207 shares of our Common Stock. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.


     Dividends
     ---------

            The following table summarizes dividends declared and paid during the three months ended March 31, 2007:


                                          Distributions Per
                                         Share or Depositary
                                               Share         Total Distributions
Preferred Stock:                        -------------------- -------------------
---------------
Series T..............................         $0.090      $      548,000
Series U..............................         $0.259           1,557,000
Series V..............................         $0.469           3,234,000
Series W..............................         $0.406           2,153,000
Series X..............................         $0.403           1,935,000
Series Y..............................         $0.428             685,000
Series Z..............................         $0.391           1,758,000
Series A..............................         $0.383           1,761,000
Series B..............................         $0.445           1,937,000
Series C..............................         $0.413           1,898,000
Series D..............................         $0.386           2,086,000
Series E..............................         $0.422           2,384,000
Series F..............................         $0.403           4,031,000
Series G..............................         $0.438           1,750,000
Series H..............................         $0.434           1,824,000
Series I..............................         $0.453           9,380,000
Series K..............................         $0.453           8,337,000
Series L..............................         $0.422           3,881,000
Series M..............................         $0.382           7,637,000
                                                           ----------------
                                                               58,776,000
Common Stock:
------------
Equity Stock, Series A................         $0.613           5,356,000
Common ...............................         $0.500          84,993,000
                                                           ----------------
   Total dividends....................                     $  149,125,000
                                                           ================

            The dividend rate on the common stock was $0.50 per common share for the three months ended March 31, 2007. The dividend rate on the Equity Stock A was $0.6125 per depositary share for the three months ended March 31, 2007.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

12.      Segment Information
         -------------------

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

            Our domestic ancillary operating segment represents all of our other segments, which are reported as a group, including (i) containerized storage, (ii) commercial property operations, which reflects our interest in the ownership, operation, and management of commercial properties both directly and through our interest in PSB (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities,
     (iv) sale of merchandise at our self-storage facilities, (v) truck rentals at our self-storage facilities and (vi) management of facilities owned by third-party owners and facilities owned by the Unconsolidated Entities.

     Measurement  of  Segment  Income  (Loss)  and  Segment  Assets  -  Domestic
     ---------------------------------------------------------------------------
     Self-Storage and Domestic Ancillary
     -----------------------------------

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

     Measurement  of  Segment  Income  (Loss)  and  Segment  Assets  -  European
     ---------------------------------------------------------------------------
     Operations
     ----------

            The European segment operations are primarily independent of the other segments, with separate management, debt, financing activities, and capital allocation decisions. Accordingly, this segment is evaluated by management as a stand-alone business unit and the European segment presentation includes all of the revenues, expenses, and operations of this business unit, including interest expense paid to outside parties and general and administrative expense. Assets of our European operations at March 31, 2007, include real estate with a book value of approximately $1.3 billion ($1.4 billion at December 31, 2006), intangibles with a book value of approximately $134 million ($161 million at December 31, 2006), and other assets with a book value of approximately $62 million ($65 million at December 31, 2006). At March 31, 2007, liabilities of our European operations include; intercompany payables of $531 million ($542 million at December 31, 2006), debt of $312 million ($724 million at December 31,
     2006) and accrued and other liabilities of $90 million ($108 million at December 31, 2006). At December 31, 2006, assets of our European operations included approximately $480 million in cash (of which approximately $429 million was utilized on January 2, 2007 to prepay the (euro)325M collateralized notes).

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

     Presentation of Segment Information
     -----------------------------------

            The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):


For three months ended March 31, 2007


                                                                                       Domestic    Other Items Not
                                                       Domestic       European        Ancillary      Allocated to         Total
                                                     Self-Storage     Operations      Operations      Segments        Consolidated
                                                    --------------- --------------- --------------- -------------- ----------------
                                                                            (Amounts in thousands)
REVENUES:
   Self-storage rental income....................     $    354,919   $     43,862    $          -   $          -      $    398,781
   Ancillary operating revenue...................                -          3,779          29,682              -            33,461
   Interest and other income.....................                -              -               -          2,125             2,125
                                                    --------------- --------------- --------------- -------------- ----------------
                                                           354,919         47,641          29,682          2,125           434,367
                                                    --------------- --------------- --------------- -------------- ----------------

EXPENSES:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................          125,866         23,054               -              -           148,920
      Ancillary operations.......................                -          1,342          19,659              -            21,001
  Depreciation and amortization..................          136,551         39,000             930              -           176,481
  General and administrative.....................                -          2,708               -         13,808            16,516
  Interest expense...............................                -          5,089               -         11,719            16,808
                                                    --------------- --------------- --------------- -------------- ----------------
                                                           262,417         71,193          20,589         25,527           379,726
                                                    --------------- --------------- --------------- -------------- ----------------

Income (loss) from continuing operations before
   equity in earnings of real
   estate entities, casualty gain, foreign currency
   exchange gain, expense from derivatives and
   minority interest in income...................           92,502        (23,552)          9,093        (23,402)           54,641
Equity in earnings of real estate entities.......              487              -           3,490              -             3,977
Casualty gain....................................            2,665              -               -              -             2,665
Foreign currency exchange gain...................                -          5,040               -              -             5,040
Expense from derivatives, net....................                -           (762)              -              -              (762)
 Minority interest in (income) loss..............           (4,164)         3,754               -         (5,373)           (5,783)
                                                    --------------- --------------- --------------- -------------- ----------------
Income (loss) from continuing operations.........           91,490        (15,520)         12,583        (28,775)           59,778
Discontinued operations..........................                -              -               -              -                 -
                                                    --------------- --------------- --------------- -------------- ----------------
Net income (loss)................................     $     91,490   $    (15,520)   $     12,583   $    (28,775)     $     59,778
                                                    =============== =============== =============== ============== ================

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)


For the three months ended March 31, 2006


                                                                                       Domestic    Other Items Not
                                                       Domestic       European        Ancillary      Allocated to         Total
                                                     Self-Storage     Operations      Operations      Segments        Consolidated
                                                    --------------- --------------- --------------- -------------- ----------------
                                                                            (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $    251,347  $          -      $          -    $          -    $    251,347
   Ancillary operating revenue...................                -             -            22,096               -          22,096
   Interest and other income.....................                -             -                 -           5,075           5,075
                                                    --------------- --------------- --------------- -------------- ----------------
                                                           251,347             -            22,096           5,075         278,518
                                                    --------------- --------------- --------------- -------------- ----------------

Expenses:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................           87,703             -                 -               -          87,703
      Ancillary operations.......................                -             -            15,274               -          15,274
  Depreciation and amortization..................           49,183             -               845               -          50,028
  General and administrative.....................                -             -                 -           6,779           6,779
  Interest expense...............................                -             -                 -           1,557           1,557
                                                    --------------- --------------- --------------- -------------- ----------------
                                                           136,886             -            16,119           8,336         161,341
                                                    --------------- --------------- --------------- -------------- ----------------

Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   minority interest in income...................         114,461              -             5,977          (3,261)        117,177

Equity in earnings of real estate entities.......              490             -             2,976               -           3,466
 Minority interest in income.....................          (15,630)            -                 -           8,471          (7,159)
                                                    --------------- --------------- --------------- -------------- ----------------
Income from continuing operations................           99,321             -             8,953           5,210         113,484
Cumulative effect of a change in accounting
   principle.....................................                -             -                 -             578             578
Discontinued operations..........................                -                               -             154             154
                                                    --------------- --------------- --------------- -------------- ----------------
Net income.......................................     $     99,321   $         -      $      8,953    $      5,942    $    114,216
                                                    =============== =============== =============== ============== ================


13. Stock-Based Compensation
    ------------------------

      Stock Options
      -------------

            We have a 1990 Stock Option Plan (the "1990 Plan"), which provides for the grant of non-qualified stock options. We have a 1994 Stock Option Plan (the "1994 Plan"), a 1996 Stock Option and Incentive Plan (the "1996 Plan"), a 2000 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2000 Plan"), a 2001 Non-Executive/Non-Director Stock Option and Incentive Plan (the "2001 Non-Executive Plan") and a 2001 Stock Option and Incentive Plan (the "2001 Plan"), each of which provides for the grant of non-qualified options and incentive stock options. (The 1990 Plan, the 1994 Plan, the 1996 Plan and the 2000 Plan are collectively referred to as the "PSI Plans"). Under the PSI Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PSI Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after December 31, 2002 vest generally over a five-year period) and expire (i) under the 1990 Plan, five years after the date they became exercisable and (ii) under the 1994 Plan, the 1996 Plan and the 2000 Plan, ten years after the date of grant. The 1996 Plan, the 2000 Plan, the 2001 Non-Executive Plan and the 2001 Plan also provide for the grant of restricted stock (see below) to officers, key employees and service providers on terms determined by an authorized committee of the Board of Directors.

            We recognize compensation expense for stock-based awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"), less an allowance for estimated future forfeited awards.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            For the three months ended March 31, 2007 we recorded $303,000, in stock option compensation expense related to options granted after January 1, 2002, as compared to $267,000, for the same period in 2006.

            A total of 200,000 stock options were granted during the three months ended March 31, 2007, 131,201 shares were exercised, and no shares were forfeited. A total of 1,671,733 stock options were outstanding at March 31, 2007 (1,602,934 at December 31, 2006).

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

            Effective January 1, 2006, in accordance with Statement of Financial
     Accounting Standards No. 123 - revised ("FAS 123R"), we began recording compensation expense net of estimates for future forfeitures (the "Estimated Forfeiture Method"). In addition, we estimated the cumulative compensation expense that would have been recorded through December 31, 2005, had we used the Estimated Forfeiture Method, would have been $578,000 lower. Accordingly, as prescribed by FAS 123R, we recorded this adjustment as a cumulative effect of change in accounting principal on our accompanying condensed consolidated statement of income for the three months ended March 31, 2006.

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

            During the three months ended March 31, 2007, 155,925 restricted stock units were granted, 39,507 restricted stock units were forfeited, and 52,541 restricted stock units vested. This vesting resulted in the issuance of 34,933 shares of the Company's Common Stock. In addition, cash compensation was paid to employees in lieu of 17,608 shares of Common Stock based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

            At March 31, 2007, approximately 680,347 restricted stock units were outstanding (616,470 at December 31, 2006). A total of $2,319,000 in restricted stock expense was recorded for the three months ended March 31, 2007, as compared to $1,269,000, for the same period in 2006.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

14.  Related Party Transactions
     --------------------------

            Relationships and transactions with the Hughes Family
            -----------------------------------------------------

            Mr. Hughes and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 44 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 27% of our Common Stock outstanding at March 31, 2007. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 44 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

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

            Through consolidated entities, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the three months ended March 31, 2007 and 2006, respectively, we received $188,000, and $259,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

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

            Other Related Party Transactions
            --------------------------------

            Ronald L. Havner, Jr. is our Vice-Chairman and Chief Executive Officer, and he is Chairman of the Board of PSB.

            Dann V. Angeloff, a director of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $18,000, and $13,000 for the three months ended March 31, 2007 and 2006, respectively.

            PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $183,000, and $149,000 for the three months ended March 31, 2007 and 2006, respectively, in management fees with respect to PSB's property management services. At March 31, 2007, included in other assets are normal recurring amounts owed to PSB of $210,000 ($871,000 at December 31, 2006), for unpaid management fees and certain other operating expenses related to the managed facilities which are initially paid by PSB on our behalf and then reimbursed by us.

            PSB recently acquired commercial facilities which included self-storage space. We are managing this self-storage space for them for a management fee of 6% of revenues. We recorded management fees with respect to these facilities amounting to $12,000 for the three months ended March 31, 2007 (none for the same period in 2006).

            Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services that we provide to them. PSB's share of these costs totaled approximately $80,000 for each of the three month periods ended March 31, 2007 and 2006, respectively.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            We manage our wholly-owned self-storage facilities as well as the facilities owned by the Consolidated Entities and affiliated entities that are not consolidated on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The amount of such expenses allocated to Unconsolidated Entities was approximately $614,000 and $591,000 for the three months ended March 31, 2007 and 2006, respectively.

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

15.  Commitments and Contingencies
     -----------------------------

         LEGAL MATTERS

             Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court
             -----------------------------------------------------------------
             of California - Orange County)
             ------------------------------

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

            Drake v. Shurgard Storage Centers, Inc. (filed September 2002)
            --------------------------------------------------------------
           (Superior Court of California - Orange County)
            ---------------------------------------------

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            Potter, et al v. Hughes, et al (filed December 2004) (United
            ------------------------------------------------------------
            States District Court - Central District of California)
            -------------------------------------------------------

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

            Brinkley v. Public Storage, Inc. (filed April 2005) (Superior Court
            -------------------------------------------------------------------
            of California - Los Angeles County)
            -----------------------------------

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

            Simas v. Public Storage, Inc. (filed January 2006) (Superior Court
            -------------------------------------------------------------------
            of California - Orange County)
            ------------------------------

            The plaintiff brings this action against the Company on behalf of a purported class who bought insurance coverage at Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was originally brought under California Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. Ultimately all claims except for unjust enrichment were dismissed. A subsequent demurrer was filed and sustained without leave to amend. Accordingly, the case was dismissed with prejudice and we will not report further on this matter.

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

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

            Our tenant insurance program  reinsures  policies against claims for losses to goods stored by tenants at our self-storage facilities. We have third-party insurance coverage for claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At March 31, 2007, we had approximately 418,000 reinsured policies outstanding representing aggregate coverage of approximately $1.1 billion.

            DEVELOPMENT AND ACQUISITION OF REAL ESTATE FACILITIES

            We currently have 48 projects in our development pipeline, iconsisting of newly developed self-storage facilities, expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $265,877,000 of which $76,592,000 has been spent at March 31, 2007. These projects are subject to contingencies. We expect to incur these expenditures over the next 12 - 24 months.

            OPERATING LEASE OBLIGATIONS

            We lease trucks, land, equipment and office space. At March 31, 2007, the future minimum rental payments required under our operating leases for the years ending December 31, principally representing amounts payable under land leases for our European subsidiaries, are as follows (amounts in thousands):

  2007 (remainder of).......................       $16,153
  2008......................................        17,949
  2009......................................        14,914
  2010......................................        11,252
  2011......................................         9,976
  Thereafter................................       192,745
                                                  --------
                                                  $262,989
                                                  --------

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

            Expenses under operating leases were approximately $7,452,000, and $2,181,000 for the three months ended March 31, 2007 and 2006, respectively. Certain of our land leases include escalation clauses, and we recognize related lease expenses on a straight-line basis.

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

16.  Income Taxes
     ------------

            For all taxable years subsequent to 1980, the Company qualified and we intend to continue to qualify the Company as a REIT, as defined in
     Section 856 of the Internal Revenue Code. As a REIT, the Company is generally not taxed on the portion of its REIT taxable income that is distributed to its shareholders, provided that it meets certain organizational and operational requirements. We believe that the Company has met these REIT requirements during 2007.

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

            The provision for income tax for the three months ended March 31 is as follows:

                                            2007             2006
                                        -------------- ---------------
                                           (Amounts in thousands)
Current:
   Federal.......................        $    1,000       $        -
   State.........................               700                -
   Foreign.......................                 -                -
                                        -------------- ---------------
Total Current....................        $    1,700       $        -

Deferred
   Federal.......................        $        -       $        -
   State.........................                 -                -
   Foreign.......................                 -                -
                                        -------------- ---------------
Total Deferred...................        $        -       $        -
                                        -------------- ---------------
                                         $    1,700       $        -
                                        ============== ===============

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

            The foreign and domestic components of the Company's net deferred tax asset are as follows:

                              PUBLIC STORAGE, INC.
              NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)



                                                                           March 31,       December 31,
                                                                             2007              2006
                                                                      ----------------- -----------------
                                                                           (Amounts in thousands)

          Federal                                                      $     9,964          $    9,953
          State                                                              3,626               3,611
          Foreign                                                          107,470             104,369
                                                                      ----------------- -----------------
          Net deferred tax asset before valuation allowance                121,060             117,933

          Valuation Allowance                                             (121,060)           (117,933)
                                                                      ----------------- -----------------
          Net deferred tax asset                                       $         -         $         -
                                                                      ================= =================

Significant components of our deferred tax assets and liabilities were as follows:

                                                                       March 31,          December 31,
                                                                         2007                 2006

Deferred Tax Assets:                                                       (Amounts in thousands)
       Current:
          UNICAP                                                       $        50         $        66
          Discounted Unearned Premium Reserves                                 217                 210
          Discounted Unpaid Losses                                           1,009                 928
          Other Current Deferred Assets                                        353               1,094
       Noncurrent:
          Partnership and Other Investments                                  2,684               2,610
          Asset Impairment                                                     730                 730
          Accrued Closing Costs                                                161                 161
          Net Operating Loss Carryforward                                  141,656             133,944
                                                                      ----------------- -----------------
Total Deferred Tax Assets                                                  146,860             139,743

Deferred Tax Liabilities:
       Current:
          Deferred Revenue                                                     349                 350
          State Deferred Taxes                                                 214                 211
          Exchange Losses                                                    6,746               6,419

       Noncurrent:
          Depreciation & Amortization                                       18,491              14,830
                                                                      ----------------- -----------------
Total Deferred Tax Liabilities                                              25,800              21,810

          Net Deferred Tax Asset Before Valuation Allowance                121,060             117,933
          Valuation Allowance                                             (121,060)           (117,933)
                                                                      ----------------- -----------------
          Net Deferred Tax Asset                                       $         -         $         -
                                                                      ================= =================


                              PUBLIC STORAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

            We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
     - an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

            Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

            We may from time to time be assessed interest or penalties by certain tax jurisdictions, although any such assessments have historically been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

            At March 31, 2007, the Company had net operating loss carryforwards of $474.8 million related to U.S. federal, state and foreign jurisdictions. Of this total, $423.0 million originated from the merger with Shurgard on August 22, 2006 ($14.4 million of U.S. federal, $11.1 million of state and $397.5 million of foreign loss carryforwards). Utilization of net operating losses to offset future taxable income may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code, and other limitations under state and foreign tax laws. If these net operating losses are not utilized, they expire at various times beginning in 2007. As of March 31, 2007 and December 31, 2006, we had provided a full valuation allowance against the value of the net deferred tax asset, because sufficient uncertainty exists at this time regarding the future realization of these tax benefits within individual tax jurisdictions. The net increase in the valuation allowance was $3.1 million for the first quarter of 2007 and $111.0 million for the year ended 2006.


17.  Subsequent Events
     -----------------

            On May 3, 2007, at our 2007 Annual Meeting of Shareholders, our shareholders approved our proposal to reorganize as a Maryland real estate investment trust. We expect to complete the Maryland reorganization during the second quarter of 2007. Other than general and administrative costs incurred to implement this reorganization, there will be no impact of this change on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "should," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. Factors and risks that may impact future results and performance are described in Item 1A, "Risk Factors" in Part II of this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following: risks related to the merger with Shurgard including difficulties that may be encountered in integrating Public Storage and Shurgard, loss of personnel as a result of the merger, and the impact of the merger on occupancy and rental rates, the inability to realize or delays in realizing expected results from the merger, unanticipated operating costs resulting from the merger, and risks associated with international operations; changes in general economic conditions and in the markets in which Public Storage operates; the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at our facilities; difficulties in Public Storage's ability to evaluate, finance and integrate acquired and developed properties into its existing operations and to fill up those properties, which could adversely affect our profitability; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Real Estate Investment Trusts, which could increase our expenses and reduce cash available for distribution; consumers' failure to accept the containerized storage concept; difficulties in raising capital at reasonable rates, which would impede our ability to grow; delays in the development process; and economic uncertainty due to the impact of war or terrorism. We disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

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

         ESTIMATED  LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM  LIABILITIES:
As described in Notes 2 and 15 to our condensed consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts recorded. At March 31, 2007, we had approximately 418,000 reinsured policies in the United States outstanding representing aggregate coverage of approximately $1.1 billion.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 15 to our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2007:

         Net income for the three months ended March 31, 2007 was $59,778,000 compared to $114,216,000 for the same period in 2006, representing a decrease of $54,438,000. This decrease is primarily due to the temporary impact of certain items related to our merger with Shurgard Storage Centers, Inc. ("Shurgard"). During the three months ended March 31, 2007, we incurred amortization expense totaling $86 million due to the amortization of certain intangible assets acquired in the merger, and we incurred approximately $4 million in merger integration expenses. The decrease also includes $37 million in depreciation expense on the buildings acquired from Shurgard.

         The negative impacts to our net income from the above mentioned items were partially offset by improved operations from our Same Store group of facilities, continued growth in operations from our newly developed and recently expanded facilities, as well as continued growth in our recently acquired self-storage facilities including the facilities acquired in the merger with Shurgard.

         Our Same Store net operating income, before depreciation expense, increased by approximately $4,354,000 to $147,849,000, or 3.0%, as a result of a 2.9% improvement in revenues partially offset by a 2.7% increase in cost of operations. We continued with our expanded media activities along with our aggressive pricing and promotional discount programs in order to increase the overall occupancy of our domestic portfolio, which includes the domestic properties acquired from Shurgard. Aggregate net operating income for our newly developed and recently expanded and acquired facilities (other than the Shurgard facilities) increased by approximately $4,414,000 to $22,044,000 compared to the same period in 2006. This increase was largely due to the impact of facilities acquired in 2005 and 2006, combined with continued fill-up of our newly developed and expansion facilities. For those facilities that were acquired in the Shurgard merger in August 2006, net operating income was approximately $77,109,000 for the quarter ended March 31, 2007.

         For the three months ended March 31, 2007, we had a net loss allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) of $4,354,000 or $0.03 per common share on a diluted basis compared to income of $62,245,000 or $0.48 per common share on a diluted basis for the same period in 2006, representing a decrease of $66,599,000 or $0.51 per diluted common share. The decreases in net income allocable to common shareholders on an aggregate and per-share basis are due primarily to the impact of the factors described above, combined with an increase in income allocated to preferred shareholders, as described below.

         For the three months ended March 31, 2007 and 2006, we allocated $58,776,000 and $46,615,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities.

         Weighted average diluted shares increased to 169,229,000 for the three months ended March 31, 2007 from 129,009,000 for the three months ended March 31, 2006. The increase in weighted average diluted shares is due primarily to the issuance of approximately 38.9 million shares in the merger with Shurgard, which are included in our weighted average shares since the completion of the merger on August 22, 2006, as well as the exercise of employee stock options assumed in the merger with Shurgard.

REAL ESTATE OPERATIONS

         DOMESTIC SELF-STORAGE OPERATIONS: Our domestic self-storage operations are by far the largest component of our operating activities, representing approximately 82% of our total revenues generated for the three months ended March 31, 2007. Rental income with respect to our domestic self-storage operations has grown from $251 million for the three months ended March 31, 2006 to $355 million for the three months ended March 31, 2007, representing an increase of $104 million, or approximately 41%. The year-over-year improvements in rental income are due to improvements in the performance of those facilities that we owned prior to January 1, 2005 (our "Same Store" facilities), and the addition of new facilities to our portfolio, either through our acquisition or development activities.

         To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of these three groups, our Same Store group, acquisition facilities and development facilities.

omestic self - storage operations summary:

                                                                         Three Months Ended March 31,
                                                              -------------------------------------------------
                                                                                                   Percentage
                                                                    2007              2006           Change
                                                              ---------------   --------------  ---------------
                                                                         (Dollar amounts in thousands)
Rental income:
   Same Store Facilities.......................               $   225,677       $   219,297             2.9%
   Acquired Facilities.........................                   102,623             9,333           999.6%
   Development Facilities......................                    26,619            22,717            17.2%
                                                              ---------------   --------------  ---------------
     Total rental income.......................                   354,919           251,347            41.2%
                                                              ---------------   --------------  ---------------
Cost of operations before depreciation and amortization (a):
   Same Store Facilities.......................                    77,828            75,802             2.7%
   Acquired Facilities.........................                    38,215             3,473         1,000.3%
   Development Facilities......................                     9,823             8,428            16.6%
                                                              ---------------   --------------  ---------------
      Total cost of operations.................                   125,866            87,703            43.5%
                                                              ---------------   --------------  ---------------
Net operating income before depreciation and amortization(a):
   Same Store Facilities.......................                   147,849           143,495             3.0%
   Acquired Facilities.........................                    64,408             5,860           999.1%
   Development Facilities......................                    16,796            14,289            17.5%
                                                              ---------------   --------------  ---------------
   Total net operating income before depreciation and
       amortization (a)........................                   229,053           163,644            40.0%
                                                              ---------------   --------------  ---------------
Depreciation and amortization expense:
   Same Store Facilities.......................                   (40,406)          (41,051)           (1.6)%
   Acquired Facilities.........................                   (89,732)           (2,586)        3,369.9%
   Development Facilities......................                    (6,413)           (5,546)           15.6%
                                                              ---------------   --------------  ---------------
   Total depreciation and amortization expense.                  (136,551)          (49,183)          177.6%
                                                              ---------------   --------------  ---------------
Net operating income (loss):
   Same Store Facilities.......................                   107,443           102,444             4.9%
   Acquired Facilities.........................                   (25,324)            3,274          (873.5)%
   Development Facilities......................                    10,383             8,743            18.8%
                                                              ---------------   --------------  ---------------
   Total net operating income..................               $    92,502       $   114,461           (19.2)%
                                                              ===============   ==============  ===============
Weighted average square foot occupancy during the period
                                                                    87.5%             88.4%            (1.0)%

Number of self-storage facilities (at end of period)                1,983             1,484            33.6%
Net rentable square feet (in thousands, at end of period):        124,252            90,793            36.9%


(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our self-storage segment is presented in Note 12 to our March 31, 2007 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

         In the above table, the significant increase in revenues and cost of operations, in the quarter ended March 31, 2007 as compared to the same period in 2006, is primarily due to the acquisition of self-storage facilities in connection with the merger with Shurgard which was completed on August 22, 2006 (see Note 3 to the condensed consolidated financial statements). As a result of the merger, we acquired interests in 487 self-storage facilities (32.3 million net rentable square feet) located in the United States, including 459 wholly-owned facilities and 28 facilities owned by joint ventures in which we have an interest. The operating results of all of the facilities acquired in the merger and located in the United States are included in our financial statements and in the above table for the period we owned the facilities.

         Immediately preceding the close of the merger, all of the acquired facilities in the United States were integrated into our property management systems, centralized pricing systems, national call center, and website. Temporary signage, re-branding the facilities from "Shurgard" to "Public
Storage", was also put into place immediately after the close of the merger. Over the past several months, we have been replacing the temporary signage with permanent signage. This process was substantially completed by March 31, 2007.

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

         As a result of the merger, the amount of vacant space increased significantly in our system. The acquired Shurgard portfolio of 487 facilities in the United States had an aggregate average square foot occupancy of 84.4% at August 31, 2006, which was 530 basis points below the 89.7% for the existing Public Storage portfolio. Average rental rates were approximately the same for each of the portfolios. Our goal has been to increase our overall portfolio occupancy in order to be in a position to drive rental rates.

         The primary focus in meeting our goal has been to work to improve the Shurgard portfolio's overall occupancy level to the occupancy level experienced by our existing portfolio. In order to increase move-in volumes and ultimately increase occupancy levels as quickly as possible, and because there is typically low seasonal demand in the fourth and first quarters, we were much more aggressive with our pricing, promotional discounts and marketing programs during the fourth quarter of 2006 and the first quarter of 2007.

         We believe that we are making significant progress in increasing the Shurgard portfolio's occupancy. At March 31, 2007, the Shurgard portfolio's occupancy was 86.1%, which was 270 basis points below the rest of our portfolio, an improvement from the aforementioned 530 basis point gap in occupancies on August 31, 2006. However, this improvement has come somewhat at the expense of reduced rates, with average rent per occupied per square foot for the Shurgard portfolio averaging $12.67 in the first quarter of 2007, as compared to $12.77 in the first quarter of 2006, a reduction of 0.8%, as compared to a 3.2% increase for the Public Storage Same-Store portfolio.

         We believe that the more aggressive pricing and discounting at the Shurgard properties, combined with the fact that the Shurgard properties have relatively more vacant spaces to rent, has resulted in shifting of new tenant flow from our existing portfolio to the Shurgard properties, putting some pressure on occupancies and rental rate growth for the Public Storage Same Store facilities (as discussed below).

         We expect that, once occupancies for the Shurgard facilities reach the Public Storage historical levels, this pressure on our Public Storage same-store portfolio should subside. However, our operating results have been, and will continue to be, impacted by the general economic trends that affect self-storage. While it is difficult to quantify the impact of these economic trends, and even more difficult to predict what the impact will be in the future, we do believe that several such factors, including the slowdown in the national housing market as well as reduced year-over-year demand in markets which had enhanced self-storage demand in 2005 and 2006 due to the hurricanes (such as in Florida), have impacted our operating results.

         It is often difficult to see the benefits of the strategy we are employing to increase occupancies in the short-term, because promotional discounts and marketing expense adversely affect earnings in the month the customer moves in, while the revenue from these tenants are reflected in our operating results throughout their tenancy. However, our overall occupancy levels at all of our 1,983 facilities improved to 87.5% for the first quarter of 2007, an improvement from 87.1% in the fourth quarter of 2006. This 0.5% occupancy improvement compares favorably to a decline in occupancy rates of 0.4% for our Same-Store portfolio from the fourth quarter of 2005 to the first quarter of 2006.

         We expect to continue with aggressive pricing, promotional discounts and marketing in the second quarter to continue to drive improvement in our overall occupancy levels. We are expanding our media programs in the second quarter of 2007 and will be on television in approximately 25 markets versus 14 markets in the second quarter of 2006, along with national cable and selected radio. As a result, aggregate media spending is expected to be more than double in the second quarter of 2007 as compared to the same period in 2006. Future media advertising expenditures after the second quarter of 2007 are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and internet advertising.

         We continue to believe that the acquisition of the Shurgard portfolio provides operational efficiencies, specifically in the areas of marketing, national call center, and indirect overhead costs that support the operations of the facilities. We do not believe that these efficiencies are fully realized due to the recent integration, increased property manager head count and increased marketing costs, as noted above.

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

         Domestic - Same Store Facilities

         We increased the number of facilities included in the Same Store Facilities from 1,266 facilities at December 31, 2006 to 1,316 facilities at March 31, 2007. The increase in the Same Store pool of facilities is due to the inclusion of 79 facilities previously classified as Acquired, Developed or Expansion facilities and the removal of 29 facilities that are now classified as Expansion facilities. These facilities are included in the Same Store Facilities because they are all stabilized and owned since January 1, 2005 and will therefore provide meaningful comparative data for 2005, 2006 and 2007. The 29 facilities that have been classified as Expansion facilities are facilities that are either currently undergoing repackaging activities or are expected to commence such activities during 2007 and accordingly will no longer provide meaningful comparative data for 2005, 2006 and 2007.

         As a result of the increase in the number of Same Store Facilities, comparisons should not be made between information presented in our 2006 reports for the 1,266 Same Store Facilities and the current 1,316 Same Store Facilities to identify trends in occupancies, realized rents per square foot, or other operating trends.

         The Same Store Facilities contain approximately 77.8 million net rentable square feet, representing approximately 63% of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities." These facilities are included in the Same Store Facilities because they are all stabilized and owned since January 1, 2005 and therefore provide meaningful comparative data for 2005, 2006 and 2007. The following table sets forth additional operating data with respect to the Same Store Facilities:

SAME STORE FACILITIES

                                                                         Three Months Ended March 31,
                                                              -------------------------------------------------
                                                                                                  Percentage
                                                                    2007              2006            Change
                                                              --------------    -------------    --------------
                                                                (Dollar amounts in thousands, except weighted
                                                                               average amounts)
Rental income......................................           $   215,727       $   209,805            2.8%
Late charges and administrative fees collected.....                 9,950             9,492            4.8%
                                                              --------------    -------------    --------------
   Total rental income.............................               225,677           219,297            2.9%
                                                              --------------    -------------    --------------
Cost of operations before depreciation and amortization:
     Direct property payroll.......................                16,141            15,519            4.0%
     Property taxes................................                22,871            21,988            4.0%
     Repairs and maintenance.......................                 7,041             7,104           (0.9)%
     Advertising and promotion.....................                 6,728             6,963           (3.4)%
     Utilities.....................................                 5,428             5,195            4.5%
     Property insurance............................                 2,454             1,962           25.1%
     Telephone reservation center..................                 2,069             2,043            1.3%
     Other cost of management......................                15,096            15,028            0.5%
                                                              --------------    -------------    --------------
   Total cost of operations........................                77,828            75,802            2.7%
                                                              --------------    -------------    --------------
Net operating income before depreciation and amortization (e)
                                                                  147,849           143,495            3.0%
Depreciation and amortization......................               (40,406)          (41,051)          (1.6)%
                                                              --------------    -------------    --------------
 Net operating income..............................           $   107,443       $   102,444            4.9%
                                                              ==============    =============    ==============
Gross margin (before depreciation and amortization)                 65.5%             65.4%            0.2%

Weighted average for the fiscal year:
   Square foot occupancy (a).......................                 89.8%             90.1%           (0.3)%
   Realized annual rent per occupied square foot (b)          $     12.35       $     11.97            3.2%
   REVPAF (c)......................................           $     11.09       $     10.79            2.8%

 Weighted average at March 31:
   Square foot occupancy...........................                 90.2%             90.3%           (0.1)%
   In place annual rent per occupied square foot (d)          $     13.28       $     13.02            2.0%
Total net rentable square feet (in thousands)......                77,782            77,782              -


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

(e) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization, and is reconciled to the segment total in the table "domestic self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization to consolidated net income is included in Note 12 to our March 31, 2007 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

         Rental income increased approximately 2.9% in the first quarter of 2007 as compared to the same period in 2006. This increase was primarily attributable to higher average realized annual rental rates per occupied square foot, which were 3.2% higher in the first quarter 2007 as compared to the same period in 2006, offset partially by slightly lower occupancy levels.

         In the beginning of 2006, the quarterly year-over-year growth in rental income was consistent for each quarter, as rental income growth was 5.5% for the quarter ended March 31, 2006, and started accelerating to 5.9% for the quarter ended June 30, 2006 and 6.3% for the quarter ended September 30, 2006. For the quarter ended December 31, 2006, the year-over-year growth in rental income slowed to 3.5%. This trend continued into 2007, as the increase in rental income for the quarter ended March 31, 2007 was 2.9%. This reduction in growth was the result of lower occupancy levels combined with a reduction in year-over-year growth in realized rents.

         It is difficult for us to pinpoint the exact causes for this slow down and the degree to which such causes have negatively affected the growth in rental income. We believe, however, that the reduction was due to a number of factors including; (i) the increased number of vacant spaces added to our overall system as a result of the Shurgard merger and our aforementioned focus on improving the occupancies of the Shurgard portfolio, (ii) hurricane activity that created unusual demand for storage space in our Florida markets in 2005 and 2004, making year-over-year trends in 2007 less favorable, (iii) general economic conditions, specifically the slow down in housing sales and moving activity, and (iv) increased competition. Many of these factors are beyond our control.

         As indicated above, it is our objective to close the occupancy gap between the acquired Shurgard properties versus the Public Storage existing portfolio. We believe, at least in the short term, this strategy will continue to put pressure on occupancies and rental rate growth on our existing Same Store facilities as demand appears to have shifted somewhat to the acquired Shurgard facilities as we adjust the level of discounts and monthly rents at the acquired Shurgard facilities to accelerate occupancy growth. Notwithstanding, it is important for us to maintain our occupancy levels in our Same Store portfolio; accordingly, we have adjusted rental rates and the level of promotional discounts offered to new tenants as a means to expand move-in volumes throughout the entire portfolio. It has been, and will continue to be, challenging in the near term to maintain occupancy levels at our Same Store group of facilities, while at the same time trying to rapidly improve the occupancy levels of the acquired Shurgard facilities. As a result of these factors and our aggressive pricing and discounting to drive customer volumes, compared to modest discounting in the second quarter of 2006, and despite expanded marketing expenditures described below, we expect modest revenue growth in the Public Storage Same Store pool of properties in the second quarter of 2007.

         Cost of operations (excluding depreciation and amortization) increased by 2.7% in the first quarter of 2007 as compared to the same period in 2006.

         Payroll expense has increased 4.0% in the first quarter of 2007 as compared to 2006, due principally to higher wage rates and enhanced medical benefits.

         Property tax expense increased 4.0% in the first quarter of 2007 as compared to 2006, due to higher assessmemts.

         Repairs and maintenance expenditures decreased 0.9% in the first quarter of 2007 as compared to 2006. However, we expect repairs and maintenance expenditures to be higher in the remainder of 2007 as compared to the same period in 2006.

         Advertising and promotion is comprised principally of media (television and radio), yellow page, and internet advertising. Our Same Stores pro rata share of advertising and promotion costs decreased 3.4% in the first quarter of 2007 as compared to the same period in 2006. The decrease was due to a decrease in media advertising, partially offset by an increase in internet advertising expenditures.

         Media advertising for the Same Store properties declined from $4,130,000 in the first quarter of 2006 to $3,365,000 in the first quarter of 2007, notwithstanding that aggregate media advertising expenditures increased as discussed above, due to the impact of allocation of these expenditures over a larger pool of properties in the first quarter of 2007. We are expanding our media programs in the second quarter of 2007 and will be on television in approximately 25 markets versus 14 last year, along with national cable and selected radio. Our aggregate media spending is expected to be more than double in the second quarter of 2007 as compared to the same period in 2006; however, because such amounts are allocated over the entire portfolio, including the Shurgard portfolio, the increase that will be experienced by the Same-Store properties will be less than that. Future media advertising expenditures after the second quarter of 2007 are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and internet advertising.

         Our internet advertising expense has continued to increase as a percentage of our overall expenditures, increasing from $454,000 in the first quarter of 2006 to $823,000 in the first quarter of 2007. We expect that internet advertising will continue to grow as that marketing channel becomes a more important source of new tenants.

         Same-store yellow page advertising expenditures have remained relatively stable in the first quarter of 2007 versus the same period in 2006. Certain efficiencies related to the merger with Shurgard should be reflected in the second, third, and fourth quarters of 2007, specifically the allocation of costs over a larger pool of properties.

         Utility  expenses   increased  4.5%  in  the  first  quarter  2007  due
principally to higher energy costs as compared to the same period in 2006. These levels of increases are expected to persist during 2007.

         Insurance expense increased 25.1% in the first quarter of 2007 as compared to the same period in 2006 reflecting significant increases in property insurance resulting primarily from the hurricanes experienced in 2005. These rate increases became effective with our policy year starting April 1, 2006. We expect to realize certain economies of scale due to the merger with Shurgard and, accordingly, expect the increases to moderate in the remainder of 2007.

         Telephone reservation center costs were $2,043,000 in the first quarter of 2006 and $2,069,000 in the first quarter of 2007. During the last half of 2006, we began to realize certain benefits from increased staffing through better conversion ratios and lower temporary staffing costs. We believe that the expenses for the first quarter of 2007 represent the stabilized level of expenditures for our telephone reservation center given the current number of self-storage facilities in our portfolio and the related call volume.

         The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                                                  For the Quarter Ended
                            ----------------------------------------------------------------------
                             March 31            June 30         September 30        December 31        Entire Year
                            ------------      -------------     --------------     ---------------    --------------
                                                (Amounts in thousands, except for per square foot amount)
Total rental income:
     2007                   $   225,677
     2006                   $   219,297         $ 226,352        $   233,420        $   227,007         $  906,076

Total cost of operations
  (excluding depreciation and amortization):
     2007                   $    77,828
     2006                   $    75,802         $  76,649        $    74,947        $    72,149         $  299,547

Property tax expense:
     2007                   $    22,871
     2006                   $    21,988         $  20,730        $    21,700        $    18,844         $   83,262

Media advertising expense:
     2007                   $     3,365
     2006                   $     4,130         $   2,802        $     1,049        $     3,823         $   11,804

REVPAF:
     2007                   $    11.09
     2006                   $    10.79          $  11.13         $    11.46         $     11.16         $   11.13

Weighted average realized annual
  rent per occupied square foot:
     2007                   $    12.35
     2006                   $    11.97         $   12.08         $    12.55         $     12.42         $   12.26

Weighted average occupancy levels
  for the period:
     2007                       89.8%
     2006                       90.1%             92.1%               91.3%              89.8%             90.8%


ANALYSIS OF REGIONAL TRENDS
---------------------------

The following table sets forth regional trends in our Same Store Facilities:


                                                                 Three Months Ended March 31,
                                                      -----------------------------------------------
                                                           2007              2006            Change
                                                      --------------  ----------------  -------------
                                                          (Amounts in thousands, except for weighted
                                                                        average data)
Same Store Facilities Operating Trends by Region
Rental income:
   Southern California  (133 facilities)              $    36,819      $    35,638         3.3%
   Northern California  (133 facilities)                   27,327           26,293         3.9%
   Texas  (156 facilities)..........                       20,117           19,356         3.9%
   Florida  (141 facilities)........                       26,155           25,979         0.7%
   Illinois  (92 facilities)........                       16,172           15,485         4.4%
   Georgia  (60 facilities).........                        7,991            7,715         3.6%
   All other states  (601 facilities)                      91,096           88,831         2.5%
                                                      --------------  ----------------  -------------
Total rental income.................                      225,677          219,297         2.9%

Cost of operations before depreciation and amortization:
   Southern California..............                        8,450            8,674        (2.6)%
   Northern California..............                        7,214            7,069         2.1%
   Texas............................                        8,805            8,716         1.0%
   Florida..........................                        8,740            8,274         5.6%
   Illinois.........................                        7,589            7,544         0.6%
   Georgia..........................                        2,744            2,725         0.7%
   All other states.................                       34,286           32,800         4.5%
                                                      --------------  ----------------  -------------
Total cost of operations............                       77,828           75,802         2.7%

Net operating income before depreciation and amortization:
   Southern California..............                       28,369           26,964         5.2%
   Northern California..............                       20,113           19,224         4.6%
   Texas............................                       11,312           10,640         6.3%
   Florida..........................                       17,415           17,705        (1.6)%
   Illinois.........................                        8,583            7,941         8.1%
   Georgia..........................                        5,247            4,990         5.2%
   All other states.................                       56,810           56,031         1.4%
                                                      --------------  ----------------  -------------
Total net operating income before depreciation and
   amortization.....................                  $   147,849      $   143,495         3.0%

Weighted average occupancy:
   Southern California..............                       90.6%            91.3%         (0.8)%
   Northern California..............                       90.0%            89.8%          0.2%
   Texas............................                       89.8%            89.9%         (0.1)%
   Florida..........................                       90.9%            93.2%         (2.5)%
   Illinois.........................                       88.6%            87.6%          1.1%
   Georgia..........................                       89.9%            92.5%         (2.8)%
   All other states.................                       89.4%            89.4%            -
                                                      --------------  ----------------  -------------
Total weighted average occupancy....                       89.8%            90.1%         (0.3)%

REVPAF:
   Southern California..............                  $     16.93      $    16.40         3.2%
   Northern California..............                        14.39           13.86         3.8%
   Texas............................                         7.75            7.47         3.7%
   Florida..........................                        11.90           11.85         0.4%
   Illinois.........................                        10.99           10.53         4.4%
   Georgia..........................                         8.30            8.05         3.1%
   All other states.................                        10.05            9.80         2.6%
                                                      --------------  ----------------  -------------
Total REVPAF........................                  $     11.09      $    10.79         2.8%



   Same Store Facilities Operating Trends by Region
   (Continued)                                                   Three Months Ended March 31,
                                                            2007             2006             Change
                                                      --------------  ----------------  -------------
Realized annual rent per occupied square foot:
   Southern California..............                  $     18.68      $    17.96         4.0%
   Northern California..............                        15.99           15.44         3.6%
   Texas............................                         8.63            8.31         3.9%
   Florida..........................                        13.09           12.72         2.9%
   Illinois.........................                        12.41           12.03         3.2%
   Georgia..........................                         9.23            8.70         6.1%
   All other states.................                        11.25           10.96         2.6%
                                                      --------------  ----------------  -------------
Total realized rent per square foot.                  $     12.35      $    11.97         3.2%
                                                      ==============  ================  =============
In place annual rent per occupied square foot at March 31:
Southern California.................                  $     20.00      $    19.28         3.8%
Northern California.................                        17.28           16.69         3.5%
Texas...............................                         9.34            9.03         3.5%
Florida.............................                        14.22           13.58         4.7%
Illinois............................                        13.34           12.88         3.4%
Georgia.............................                        10.11            9.60         5.2%
All other states....................                        12.17           11.86         2.6%
                                                      --------------  ----------------  -------------
Total in place rent per occupied square foot:         $     13.28      $    13.02         2.0%
                                                      ==============  ================  =============

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

         The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. These markets were our strongest in terms of revenue growth in 2005 and 2006, due in part to increased moving and storage demand resulting from the impact of hurricane activity in 2005 and 2004. However, growth in revenues during the first quarter of 2007 has moderated due primarily to the lack of hurricane activity during the 2006 season resulting in difficult year-over-year comparisons, and we expect this trend to continue throughout 2007. Over the longer term we believe that this market benefits from continued strong population growth and barriers to entry.

         Domestic - Acquired Self-Storage Facilities

         During 2005, 2006 and 2007, in addition to the 487 self-storage facilities we acquired in the Shurgard merger, we acquired a total of 45 self-storage facilities containing 3,346,000 net rentable square feet. Also, commencing January 1, 2006, we began consolidating the accounts of 16 facilities previously accounted for on the equity method. The following table summarizes operating data with respect to these facilities.

DOMESTIC - ACQUIRED SELF-STORAGE FACILITIES

                                                                       Three Months Ended March 31,
                                                             ---------------------------------------------
                                                                  2007            2006           Change
                                                             -------------   -------------  --------------
                                                            (Dollar amounts in thousands, except square foot
                                                                                    amounts)
Rental income:
   Facility acquired in 2007.....................             $        12     $       -      $       12
   Facilities acquired in 2006:
      Facilities acquired in merger with Shurgard                  89,958             -          89,958
      Newly consolidated.........................                   3,736         3,298             438
      Other acquisitions.........................                   2,285           397           1,888
   Facilities acquired in 2005...................                   6,632         5,638             994
                                                             -------------   -------------  --------------
   Total rental income...........................                 102,623         9,333          93,290
                                                             -------------   -------------  --------------
Cost of operations before depreciation and amortization :
   Facility acquired in 2007.....................                       3             -               3
   Facilities acquired in 2006:
      Facilities acquired in merger with Shurgard                  33,657             -          33,657
      Newly consolidated.........................                     877           779              98
      Other acquisitions.........................                   1,109           225             884
   Facilities acquired in 2005...................                   2,569         2,469             100
                                                             -------------   -------------  --------------
   Total cost of operations......................                  38,215         3,473          34,742
                                                             -------------   -------------  --------------
Net operating income before depreciation and amortization:
   Facility acquired in 2007.....................                       9             -               9
   Facilities acquired in 2006:
      Facilities acquired in merger with Shurgard                  56,301             -          56,301
      Newly consolidated.........................                   2,859         2,519             340
      Other acquisitions.........................                   1,176           172           1,004
   Facilities acquired in 2005...................                   4,063         3,169             894
                                                             -------------   -------------  --------------
   Total net operating income before depreciation and
   amortization (a)..............................                  64,408         5,860          58,548
Depreciation and amortization....................                 (89,732)       (2,586)        (87,146)
                                                             -------------   -------------  --------------
   Net operating income (loss)...................             $   (25,324)    $   3,274      $  (28,598)
                                                             =============   =============  ==============

Weighted average square foot occupancy during the period:
   Facility acquired in 2007.....................                  38.5%            -                -
   Facilities acquired in 2006:
      Facilities acquired in merger with Shurgard                  84.3%            -                -
      Newly consolidated.........................                  85.7%           88.5%          (3.2)%
      Other acquisitions.........................                  77.1%           55.7%          38.4%
   Facilities acquired in 2005...................                  85.7%           81.9%           4.6%
                                                             -------------   -------------  --------------
                                                                   84.2%           81.8%           2.9%
                                                             =============   =============  ==============


                                                                       Three Months Ended March 31,
                                                             ---------------------------------------------
                                                                  2007            2006           Change
                                                             -------------   -------------  --------------
Weighted average realized annual rent per occupied square foot for the period:
   Facility acquired in 2007 (b).................             $         -     $       -               -
   Facilities acquired in 2006:
      Facilities acquired in merger..............                   12.67             -               -
      Newly consolidated.........................                   16.31         14.28            14.2%
      Other acquisitions.........................                   12.98         16.63           (21.9)%
   Facilities acquired in 2005...................                   12.26         11.02            11.3%
                                                             -------------   -------------  --------------
                                                              $     12.74     $   12.58             1.3%
                                                             =============   =============  ==============
In place annual rent per occupied square foot at
March 31:
   Facility acquired in 2007.....................             $     33.10     $       -               -
   Facilities acquired in 2006:
      Facilities acquired in merger..............                   13.61             -               -
      Newly consolidated.........................                   18.21         15.66            16.3%
      Other acquisitions.........................                   14.16         17.08           (17.1)%
   Facilities acquired in 2005...................                   13.18         12.24             7.7%
                                                             -------------   -------------  --------------
                                                              $     13.72     $   14.14            (3.0)%
                                                             =============   =============  ==============
At March 31:
    Number of Facilities ........................                     548            54             494
    Net rentable square feet.....................                  36,489         3,649          32,840
    Cumulative acquisition cost..................             $ 5,290,628     $ 328,087      $4,962,541


(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 12 to our March 31, 2007 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

(b) Realized annual rent is not a meaningful measure as this facility was acquired at the end of the first quarter of 2007.

         The acquisitions were acquired at various dates throughout each period. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at March 31, 2007 and 2006, reflect the amounts for those facilities we owned at each of those respective dates.

         During 2005, we acquired a total of 32 self-storage facilities, principally in single-property transactions, for an aggregate cost of $254,549,000. These facilities contain in the aggregate approximately 2,390,000 net rentable square feet and are located principally in the Atlanta, Chicago, Miami, and New York metropolitan areas.

         For the year ended December 31, 2006, in addition to the 487 self-storage facilities we acquired in the merger with Shurgard, we acquired a total of 12 self-storage facilities, each in a single-property transaction. These 12 facilities contain in aggregate approximately 877,000 net rentable square feet and were acquired for an aggregate cost of $103,544,000. The 12 facilities are located in California, Florida, Illinois, New York, Virginia, New Jersey, Delaware, Georgia and Colorado. In 2007, we acquired one facility in Hawaii (79,000 net rentable square feet) for an aggregate cost of $22,588,000.

         Effective January 1, 2006, as described in Note 2 to our December 31, 2006 consolidated financial statements, we are including the accounts of three limited partnerships that we had previously accounted for under the equity method of accounting. The three limited partnerships collectively own 16 facilities and have an aggregate of 879,000 net rentable square feet. These facilities are substantially all mature facilities that we have managed and had an interest in for several years. Accordingly, their future operating characteristics and past operating history are similar to those of our Same Store facilities.

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

         The 487 self-storage facilities in the U.S. acquired in the Shurgard merger are located in 23 states and contain in aggregate 32.3 million net rentable square feet. The operating data presented in the table above reflects the historical data from January 1 through March 31, 2007, the period owned and operated by Public Storage. Many of these new acquired facilities, however, have been operating at a stabilized occupancy level for several years under the Shurgard system and then under the Public Storage system following the merger. To provide additional comparative operating data, the table below sets forth the operations of the 355 facilities that have been operating at a stabilized basis (the "Shurgard Domestic Same Stores") since January 1, 2005. The data presented does not reflect the actual results included in our operations for the three months ended March 31, 2006, as we did not own these facilities and did not begin to reflect them in our operating results until August 22, 2006, the date of the merger with Shurgard. These amounts do not purport to project results of operations for any future date or period.

SELECTED OPERATING DATA FOR THE 355 FACILITIES
----------------------------------------------
OPERATED BY SHURGARD ON A STABILIZED  BASIS SINCE
-------------------------------------------------
JANUARY 1, 2005 ("SHURGARD DOMESTIC SAME STORE
----------------------------------------------
FACILITIES"): (a)
-----------------

                                                         Three Months Ended March 31,
                                                      -----------------------------------------
                                                                                   Percentage
                                                         2007            2006        Change
                                                      ------------   ------------- ------------
                                                  (Dollar amounts in thousands, except weighted average
                                                                             data)
Revenues:
    Rental income.................................     $   64,389     $   62,279        3.4%
    Late charges and administrative fees collected          2,118          2,117          -
                                                      ------------   ------------- ------------
    Total revenues (b)............................         66,507         64,396        3.3%

Cost of operations (excluding depreciation):
    Property taxes ...............................          6,893          6,339        8.7%
    Direct property payroll.......................          4,813          7,922      (39.2)%
    Advertising and promotion.....................          1,873          1,599       17.1%
    Utilities.....................................          2,078          1,959        6.1%
    Repairs and maintenance.......................          2,070          1,610       28.6%
    Telephone reservation center..................            559              -           -
    Property insurance............................            737            358      105.9%
    Other costs of management.....................          4,772          5,876      (18.8)%
                                                      ------------   ------------- ------------
  Total cost of operations (b)....................         23,795         25,663       (7.3)%
                                                      ------------   ------------- ------------
   Net operating income (excluding depreciation) (c)   $   42,712      $  38,733       10.3%
                                                      ============   ============= ============
Gross margin (before depreciation)................          64.2%          60.1%        6.8%
Weighted average for the period:
  Square foot occupancy (d).......................          86.8%          83.4%        4.1%
  Realized annual rent per occupied square foot (e)    $    13.08      $   13.17       (0.7)%
  REVPAF (f) (g)..................................     $    11.36      $   10.98        3.5%

Weighted average at March 31:
  Square foot occupancy...........................          87.6%          83.4%        5.0%

Total net rentable square feet (in thousands).....         22,680         22,680          -


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

         As noted above, our 1,316 Same-Store facilities had occupancies of approximately 90.2% at March 31, 2007, as compared to 87.6% for the acquired Shurgard Domestic Same Store portfolio. It is our objective to continue to close this occupancy gap in order to increase REVPAF. In attempting to accomplish this objective, we have significantly expanded our domestic pricing, promotional, and media programs, and aggregate media costs increased in the first quarter of 2007 versus the aggregate level of spending incurred in the first quarter of 2006.

         We have improved the occupancy of the Shurgard Same-Store facilities, with average occupancy up 5.0% at March 31, 2007 as compared to March 31, 2006; however, this improvement has come at the cost of lower realized rent per occupied square foot, which has dropped 0.7% in the quarter compared to prior year. There can be no assurance that we will meet our objectives or that any increase in occupancies will not be offset by further realized rent per occupied square foot reductions either due to promotional discounts or lower monthly rent in the acquired Shurgard facilities or the Same Store facilities.

         On the date of the merger, we successfully installed our real-time property operation system at all U.S. Shurgard locations. As a result, these facilities are integrated into our national call center, website, and management structure. The integration of these facilities into our operations should have additional benefits and cost savings.

         Property tax expense increased 8.7% due to higher assessments following the merger, including properties in California.

         Beginning January 2007, former Shurgard employees became participants in the Public Storage compensations and benefit plan, which in general has lower wage rates and benefit plan costs than the historical Shurgard plan. This decline is reflected in direct payroll costs, which have declined 39.2% in the quarter ended March 31, 2007 as compared to the same period in 2006.

         Overall advertising and promotion increased in the first quarter of 2007 as compared to the first quarter of 2006, due primarily to our media advertising expenditures, offset partially by lower yellow page advertising expense.

         Utility expense increased 6.1%, due primarily to higher utility rates.

Domestic - Development Self-Storage Facilities

         We have a total of 119 facilities which have unstabilized occupancies due to development activities.

         We have 32 of these facilities that have been developed from the ground up between 2003 and 2007. At March 31, 2007, these newly developed facilities have an aggregate of 2,444,000 net rentable square feet of self-storage space, and were developed at an aggregate cost of $278,832,000. These facilities are presented in the table below based upon the year of opening.

         We also have 87 facilities that were originally opened prior to 2003 that have been expanded or are in the process of being expanded (these 87 facilities are referred to as the "Expansion Facilities" below). We have incurred an aggregate of $141,690,000 since January 1, 2004, to expand, repurpose, or otherwise enhance the revenue generating capacity of these 87 Expansion Facilities.

         The following table sets forth the operating results and selected operating data with respect to the Developed and Expansion Facilities:

DOMESTIC - DEVELOPMENT SELF-STORAGE FACILITIES

                                                                               Three Months Ended March 31,
                                                                   ---------------------------------------------------
                                                                         2007               2006             Change
                                                                   ---------------   ---------------   ---------------
                                                                       (Amounts in thousands, except per square foot
                                                                                amounts and facility count)
Rental income:
  Facility opened in 2007......................                    $         8        $         -        $       8
  Facilities opened in 2006....................                            857                  -              857
  Facilities opened in 2005....................                            911                369              542
  Facilities opened in 2004 and 2003...........                          5,480              4,948              532
  Expansion facilities.........................                         19,363             17,400            1,963
                                                                   ---------------   ---------------   ---------------
     Total rental income.......................                         26,619             22,717            3,902
                                                                   ---------------   ---------------   ---------------
Cost of operations before depreciation:
  Facility opened in 2007......................                             41                  -               41
  Facilities opened in 2006....................                            536                  -              536
  Facilities opened in 2005....................                            560                414              146
  Facilities opened in 2004 and 2003...........                          1,621              1,581               40
  Expansion facilities.........................                          7,065              6,433              632
                                                                   ---------------   ---------------   ---------------
     Total cost of operations before depreciation                        9,823              8,428            1,395
                                                                   ---------------   ---------------   ---------------
Net operating income before depreciation:
  Facility opened in 2007......................                            (33)                 -              (33)
  Facilities opened in 2006....................                            321                  -              321
  Facilities opened in 2005....................                            351                (45)             396
  Facilities opened in 2004 and 2003...........                          3,859              3,367              492
  Expansion facilities.........................                         12,298             10,967            1,331
                                                                   ---------------   ---------------   ---------------
   Net operating income before depreciation (a)                         16,796             14,289            2,507
 Depreciation..................................                         (6,413)            (5,546)            (867)
                                                                   ---------------   ---------------   ---------------
   Net operating income........................                    $    10,383        $     8,743        $   1,640
                                                                   ===============   ===============   ===============
Weighted average square foot occupancy during the period:
  Self-storage facility opened in 2007.........                          28.6%               -                   -
  Self-storage facilities opened in 2006.......                          43.1%               -                   -
  Self-storage facilities opened in 2005.......                          58.4%              31.0%            88.4%
  Self-storage facilities opened in 2004 and 2003                        90.8%              89.1%             1.9%
  Expansion facilities.........................                          79.2%              77.2%             2.6%
                                                                   ---------------   ---------------   ---------------
                                                                         75.8%              73.2%             3.6%
                                                                   ===============   ===============   ===============

                                       56



DOMESTIC - DEVELOPMENT SELF-STORAGE FACILITIES (Continued)
                                                                               Three Months Ended March 31,
                                                                         2007               2006             Change
                                                                   ---------------   ---------------   ---------------
Weighted average realized rent per occupied square foot during the period (b):
  Self-storage facility opened in 2007 (e).....                    $      -           $        -                -
  Self-storage facilities opened in 2006.......                          17.97                 -                -
  Self-storage facilities opened in 2005.......                          12.93               9.65              34.0%
  Self-storage facilities opened in 2004 and 2003                        16.28              14.89               9.3%
  Expansion facilities.........................                          12.75              12.35               3.2%
                                                                   ---------------   ---------------   ---------------
                                                                   $     15.88        $     14.34              10.7%
                                                                   ===============   ===============   ===============
In place annual rent per occupied square foot at March 31 (c):
  Self-storage facility opened in 2007.........                    $     11.37        $         -               -
  Self-storage facilities opened in 2006.......                          22.17                -                 -
  Self-storage facilities opened in 2005.......                          14.62              13.78               6.1%
  Self-storage facilities opened in 2004 and 2003                        17.31              16.36               5.8%
  Expansion facilities.........................                          13.49              13.36               1.0%
                                                                   ---------------   ---------------   ---------------
                                                                   $     17.37        $     16.06               8.2%
                                                                   ===============   ===============   ===============
Number of facilities at March 31:
  Facility opened in 2007......................                              1                  -                1
  Facilities opened in 2006....................                              5                  1                4
  Facilities opened in 2005....................                              6                  6                -
  Facilities opened in 2004 and 2003...........                             20                 20                -
  Expansion facilities.........................                             87                 87                -
                                                                   ---------------   ---------------   ---------------
                                                                           119                114                5
                                                                   ---------------   ---------------   ---------------
Square Footage at March 31:
  Facility opened in 2007......................                             42                  -               42
  Facilities opened in 2006....................                            440                 89              351
  Facilities opened in 2005....................                            463                463                -
  Facilities opened in 2004 and 2003...........                          1,499              1,499                -
  Expansion facilities.........................                          7,537              7,311              226
                                                                   ---------------   ---------------   ---------------
                                                                         9,981              9,362              619
                                                                   ---------------   ---------------   ---------------
Cumulative development cost at March 31:
  Facility opened in 2007......................                    $     4,112        $         -        $   4,112
  Facilities opened in 2006....................                         68,962              9,343           59,619
  Facilities opened in 2005....................                         37,857             37,857                -
  Facilities opened in 2004 and 2003...........                        167,901            167,901                -
  Expansion facilities (d).....................                        141,690             89,022           52,668
                                                                   ---------------   ---------------   ---------------
                                                                   $   420,522        $   304,123        $ 116,399
                                                                   ===============   ===============   ===============

(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our developed self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation  of our total  self-storage  segment's net operating  income before depreciation to consolidated net income is included in Note 12 to our March 31, 2007 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

(b) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due, and therefore amounts for the three months ended March 31, 2007 and 2006 may not be comparable to the same periods in prior years for self-storage facilities opened in 2007, 2006 and 2005. We typically provide significant promotional discounts to new tenants when a facility first opens for operations. As facilities reach a stabilized occupancy level, the amounts of discounts given will be reduced significantly.

(c)  In place  annual  rent  per  occupied  square  foot  represents  annualized
     contractual   rents  per  occupied  square  foot  without   reductions  for
     promotional discounts, and excludes late charges and administrative fees.

(d) Since January 1, 2004, we have spent an aggregate of approximately $141,690,000 to expand the square footage or otherwise enhance the revenue potential of these facilities, adding an aggregate of 2,501,000 net rentable self-storage space.

(e) Realized annual rent is not a meaningful measure as this facility was opened at the end of the first quarter of 2007.

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

         The annualized yield on costs for the 32 newly developed facilities for the three months ended March 31, 2007, based on net operating income before depreciation, was approximately 6.5%, which is lower than our ultimate yield expectations. We expect these yields to increase as these facilities reach stabilization of both occupancy levels and realized rents. Properties that were developed before 2006 have contributed greatly to our earnings growth. The growth in properties developed in 2005 was principally due to occupancy growth, and growth for properties developed in 2004 and 2003 were due principally to rate increases. We expect that these facilities will continue to provide growth to our earnings.

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

SHURGARD EUROPEAN OPERATING DATA

         In the merger with Shurgard, we acquired 160 facilities located in seven European countries with an aggregate of 8,385,000 net rentable square feet. During the last three months of 2006, six additional facilities were opened in Europe with an aggregate of 304,000 net rentable square feet. During the first three months of 2007, two additional facilities opened in Europe with an aggregate of 96,000 net rentable square feet. The following chart sets forth the operations of the Shurgard Facilities from January 1, through March 31, 2007, the period operated under Public Storage and consolidated in our financial statements (amounts in thousands):



                                                     Three Months Ended
                                                         March 31,
                                                           2007
                                                     ------------------
   Rental income:
      Same Store - 96 facilities.................      $     29,550
      Non-Same Store - 72 facilities.............            14,312
                                                     ------------------
   Total rental income...........................            43,862

   Cost of operations (excluding depreciation):
      Same Store.................................            12,602
      Non-Same Store.............................            10,452
                                                     ------------------
   Total cost of operations......................            23,054

   Net operating income before depreciation (a):
      Same Store.................................            16,948
      Non-Same Store.............................             3,860
                                                     ------------------
   Total net operating income before depreciation            20,808

   Depreciation and amortization.................           (39,000)
                                                     ------------------
      Net operating loss.........................      $    (18,192)
                                                     ==================
   Weighted average square foot occupancy
   during the period:............................             81.7%

   Weighted average realized annual rent per
   occupied square foot for the period:..........      $      24.23

   In place annual rent per occupied square foot
   at March 31:..................................      $      24.54

(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our commercial property segment is presented in Note 12 to our condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

         The operating data presented in the table below reflect the historical data from January 1 to March 31, 2006, the period for which the facilities were operated under Shurgard combined with the historical data from January 1 through March 31, 2007, the period operated under Public Storage. Accordingly, the data presented below does not reflect the actual results included in our operations for the three months ended March 31, 2006. We have applied our definition of what qualifies as a Same Store. As a result, the number of properties included in the Shurgard European Same Store portfolio has decreased from 123 facilities (as reported by Shurgard in the second quarter of 2006) to 96 facilities as is currently being reported.

SELECTED  OPERATING  DATA FOR THE 96 FACILITIES  OPERATED BY SHURGARD
---------------------------------------------------------------------
EUROPE ON A  STABILIZED  BASIS SINCE  JANUARY 1, 2005  ("EUROPE  SAME
---------------------------------------------------------------------
STORE FACILITIES"): (a)
-----------------------

                                                                  Three Months Ended March 31,
                                                         -----------------------------------------------
                                                                                            Percentage
                                                             2007              2006            Change
                                                         --------------   --------------  --------------
                                                       (Dollar amounts in thousands, except weighted average
                                                           data, utilizing constant exchange rates) (b)
Revenues:
    Rental income.................................        $     29,271     $    26,608        10.0%
    Late charges and administrative fees collected                 279             279            -
                                                         --------------   --------------  --------------
    Total revenues (c)............................              29,550          26,887         9.9%

Cost of operations (excluding depreciation):
    Property taxes ...............................               1,198           1,318        (9.1)%
    Direct property payroll.......................               3,580           4,055       (11.7)%
    Advertising and promotion.....................               1,223           1,860       (34.2)%
    Utilities.....................................                 850             893        (4.8)%
    Repairs and maintenance.......................                 823             851        (3.3)%
    Property insurance............................                 358             369        (3.0)%
    Other costs of management.....................               4,570           4,400          3.9%
                                                         --------------   --------------  --------------
  Total cost of operations (c)....................              12,602          13,746        (8.3)%
                                                         --------------   --------------  --------------
   Net operating income (excluding depreciation) (d)      $     16,948      $   13,141        29.0%
                                                         ==============   ==============  ==============
Gross margin (before depreciation)................               57.4%           48.9%        17.4%
Weighted average for the period:
  Square foot occupancy (e).......................               88.5%           81.8%         8.2%
  Realized annual rent per occupied square foot (f)             $25.03          $24.61         1.7%
  REVPAF (g) (h)..................................              $22.15          $20.13        10.0%

Weighted average at March 31:
  Square foot occupancy...........................               89.0%           81.9%         8.7%
  In place annual rent per occupied square foot (i)       $      26.52      $    26.02         1.9%
Total net rentable square feet (in thousands).....               5,286           5,286           -



(a) Operating data reflects the operations of these facilities without regard to the time period in which Public Storage owned the facilities; only the amounts for the period January 1, through March 31, 2007 are included in our consolidated operating results.

(b) Amounts for all periods have been translated from local currencies to U.S. dollars at a constant exchange rate of 1.31 US Dollars to Euros.

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

(d) Net operating income (before depreciation) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation in evaluating our operating results. We have not presented depreciation and amortization expense for these facilities because the depreciation and amortization expense is based upon historical cost, which is substantially different before the merger and after.

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

The following table sets forth certain regional trends in the Europe Same Store facilities:

                                                                     Three Months Ended March 31,
                                                                ----------------------------------------
                                                                                             Percentage
                                                                   2007          2006          Change
                                                                ------------  ------------   -----------
                                                                (Dollar amounts in thousands, except per
                                                                          square foot amounts)
Rental income:
   Belgium.....................................                 $    3,660    $    3,476         5.3%
   Denmark.....................................                      1,355         1,181        14.7%
   France......................................                      7,573         6,937         9.2%
   Netherlands.................................                      5,897         5,247        12.4%
   Sweden......................................                      6,215         5,703         9.0%
   United Kingdom..............................                      4,850         4,343        11.7%
                                                                ------------  ------------   -----------
     Total rental income.......................                 $   29,550    $   26,887         9.9%
                                                                ============  ============   ===========
Cost of operations before depreciation and amortization (a):
   Belgium.....................................                 $    1,695    $    1,990       (14.8)%
   Denmark.....................................                        509           673       (24.4)%
   France......................................                      3,514         3,414         2.9%
   Netherlands.................................                      2,467         2,796       (11.8)%
   Sweden......................................                      2,501         2,770        (9.7)%
   United Kingdom..............................                      1,916         2,103        (8.9)%
                                                                ------------  ------------   -----------
     Total cost of operations before depreciation and
     amortization..............................                 $   12,602    $   13,746        (8.3)%
                                                                ============  ============   ===========
Weighted average occupancy levels for the period:
   Belgium.....................................                      85.3%         78.2%         9.1%
   Denmark.....................................                      93.9%         88.3%         5.3%
   France......................................                      89.8%         83.7%         7.3%
   Netherlands.................................                      87.0%         78.4%        11.0%
   Sweden......................................                      90.9%         86.8%         4.7%
   United Kingdom..............................                      88.4%         78.9%        12.0%
                                                                ------------  ------------   -----------
                                                                     88.5%         81.8%         8.2%
                                                                ============  ============   ===========

                                       62


Weighted average realized annual rent per occupied square foot:
    (continued)


                                                                     Three Months Ended March 31,
                                                                ----------------------------------------
                                                                                             Percentage
                                                                   2007          2006          Change
                                                                ------------  ------------   -----------
                                                                (Dollar amounts in thousands, except per
                                                                          square foot amounts)

   Belgium.....................................                 $    16.97    $    17.64        (3.8)%
   Denmark.....................................                      27.24         25.28         8.8%
   France......................................                      26.98         26.39         2.2%
   Netherlands.................................                      22.89         22.62         1.2%
   Sweden......................................                      24.13         23.07         4.2%
   United Kingdom..............................                      40.56         40.63        (0.2)%
                                                                ------------  ------------   -----------
                                                                $    25.03    $    24.61        1.7%
                                                                ============  ============   ===========


Net rentable square feet (in thousands):
   Belgium.....................................                        999           999           -
   Denmark.....................................                        210           210           -
   France......................................                      1,236         1,236           -
   Netherlands.................................                      1,172         1,172           -
   Sweden......................................                      1,130         1,130           -
   United Kingdom..............................                        539           539           -
                                                                ------------  ------------   -----------
                                                                     5,286         5,286           -
                                                                ============  ============   ===========
Number of facilities:
   Belgium.....................................                         17            17           -
   Denmark.....................................                          4             4           -
   France......................................                         23            23           -
   Netherlands.................................                         22            22           -
   Sweden......................................                         20            20           -
   United Kingdom..............................                         10            10           -
                                                                ------------  ------------   -----------
                                                                        96            96          -
                                                                ============  ============   ===========

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

         The following table sets forth our ancillary operations:

                                            Three Months Ended March 31,
                                       -----------------------------------------
                                           2007           2006        Change
                                       ------------  ------------- -------------
                                                (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums.....   $    13,819    $    6,786    $   7,033
    Merchandise sales...............         8,700         5,013        3,687
    Containerized storage...........         3,767         3,930         (163)
    Truck rentals...................         2,676         2,770          (94)
    Commercial property operations..         3,822         2,992          830
    Property management.............           677           605           72
                                       ------------  ------------- -------------
       Total revenues...............   $    33,461    $   22,096    $  11,365
                                       ------------  ------------- -------------
Cost of operations:
    Tenant reinsurance..............         4,563         3,092        1,471
    Merchandise sales...............         7,249         4,573        2,676
    Containerized storage...........         4,292         3,310          982
    Truck rentals...................         3,405         2,890          515
    Commercial property operations..         1,434         1,348           86
    Property management.............            58            61           (3)
                                       ------------  ------------- -------------
       Total cost of operations.....        21,001        15,274        5,727
                                       ------------  ------------- -------------
Depreciation:
    Tenant reinsurance..............             -             -            -
    Merchandise sales...............             -             -            -
    Containerized storage..........           (266)         (260)          (6)
    Truck rentals...................             -             -            -
    Commercial property operations..          (664)         (585)         (79)
    Property management.............             -             -            -
                                       ------------  ------------- -------------
       Total depreciation...........          (930)         (845)         (85)
                                       ------------  ------------- -------------
Net Income:
    Tenant reinsurance..............         9,256         3,694        5,562
    Merchandise sales...............         1,451           440        1,011
    Containerized storage...........          (791)          360       (1,151)
    Truck rentals...................          (729)         (120)        (609)
    Commercial property operations..         1,724         1,059          665
    Property management.............           619           544           75
                                       ------------  ------------- -------------
    Total net income................    $   11,530    $    5,977    $   5,553
                                       ============  ============= =============

         Our ancillary operations have increased significantly in the quarter ended March 31, 2007 as compared to the same period in 2006. This increase is attributable primarily to the self-storage facilities we acquired in the Shurgard merger, which has given us more locations in which to conduct our tenant reinsurance and merchandise activities, as well as due to additional commercial space acquired in the merger with Shurgard.

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

         The significant increase in tenant reinsurance revenues is due primarily to the increase in properties associated with the acquisition of Shurgard. In the first quarter of 2007, tenant reinsurance revenues totaled $2,284,000 with respect to the United States Shurgard portfolio and $2,031,000 with respect to the European Shurgard portfolio. Further contributing to our increase in tenant reinsurance revenues was higher rates, and an increase in the percentage of our existing tenants retaining such policies. For the three months ended March 31, 2007 and 2006, approximately 42% and 32%, respectively, of our self-storage tenant base had such policies.

         The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, the level of premiums charged for such insurance, and the number of tenants that continue participating in the insurance program.

         The future cost of operations will be dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties.

         MERCHANDISE AND TRUCK RENTAL OPERATIONS: Our subsidiaries sell locks, boxes, and packing supplies to our tenants as well as the general public. Revenues and cost of operations for these activities are included in the table above as "Merchandise Sales." In addition, at selected locations, our subsidiaries maintain trucks on site for rent to our self-storage customers and the general public on a short-term basis for local use. In addition, we also act as an agent for a national truck rental company to provide their rental trucks to customers for long-distance use. The revenues and cost of operations for these activities are included in the table above as "Truck rentals."

         These activities generally serve as an adjunct to our self-storage operations providing our tenants with goods and services that they need in connection with moving and storing their goods.

         The significant increase in merchandise revenues is due primarily to the increase in properties associated with the acquisition of Shurgard. For the three months ended March 31, 2007, merchandise revenues included $2,030,000 with respect to the Shurgard facilities we acquired in the United States, and $1,748,000 for the Shurgard facilities in Europe.

         The primary factors impacting the level of operations of these activities is the level of customer and tenant traffic at our self-storage facilities, including the level of move-ins.

         For the three months ended March 31, 2007, truck revenues and cost of operations, respectively, included $356,000 and $444,000 with respect to the Shurgard facilities we acquired in the U.S.

         CONTAINERIZED STORAGE OPERATIONS: We have 13 containerized storage facilities located in eight densely populated markets with above-average rent and income.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods from city to city.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). Direct operating costs for three months ended March 31, 2007 and 2006 also includes approximately $1,152,000 and $182,000, respectively, in research and development costs. No such costs were incurred during the three months ended March 31, 2006.

         There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability. We continue to evaluate the business operations, we have closed certain of these facilities in recent years, and we may decide to close additional facilities in the future.

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

         The significant increase in commercial property revenues is due principally to commercial space in the facilities we acquired from Shurgard in the United States. For the three months ended March 31, 2007, commercial revenues included $692,000 with respect to the Shurgard facilities we acquired in the United States. Our commercial operations are comprised of 1,561,000 net rentable square feet of commercial space, which is principally operated at certain of the self-storage facilities.

         Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions in the markets in which they operate. Other than the continuing year-over-year growth due to the increase in commercial space in the Shurgard properties, we do not expect any significant growth in net operating income from this segment of our business for 2007.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in five limited partnerships at March 31, 2007. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We account for such investments using the equity method.

         Equity in earnings of real estate entities for the three months ended March 31, 2007 and 2006 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

                                             Three Months Ended March 31,
                                           -------------------------------------
                                             2007           2006       Change
                                           -----------   -----------  ----------
                                                 (Amounts in thousands)
Property operations:
  PSB                                      $  19,689    $   17,930   $  1,759
  Acquisition Joint Venture..............         98            86         12
  Other investments (1)..................        668           701        (33)
                                           -----------   -----------  ----------
                                              20,455        18,717      1,738
                                           -----------   -----------  ----------
Depreciation:
  PSB....................................     (9,496)       (9,039)      (457)
  Acquisition Joint Venture..............        (69)          (69)         -
  Other investments (1)..................       (190)         (146)       (44)
                                           -----------   -----------  ----------
                                              (9,755)       (9,254)      (501)
                                           -----------   -----------  ----------
Other: (2)
  PSB (3)................................     (6,703)       (5,915)      (788)
  Other investments (1)..................        (20)          (82)        62
                                           -----------   -----------  ----------
                                              (6,723)       (5,997)      (726)
                                           -----------   -----------  ----------
Total equity in earnings of real estate
entities................................   $   3,977     $   3,466    $   511
                                           ===========   ===========  ==========

(1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three months ended March 31, 2007 and 2006.

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $486,000 and $224,000 for the three months ended March 31, 2007 and 2006, respectively.

(3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

         Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net increase of equity in earnings of $312,000 for the three months ended March 31, 2006 (none for the same period in 2007).

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

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from us and 70% from the institutional investor. As described more fully in Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2007, our pro-rata share of earnings with respect to two of the facilities acquired directly from third parties by the Acquisition Joint Venture in 2004, at an aggregate cost of $9,086,000, are reflected in Equity in Earnings in the table above. Our initial investment in the Acquisition Joint Venture with respect to these two facilities was approximately $2,930,000. Our future equity in earnings with respect to the Acquisition Joint Venture will be dependent upon the level of earnings generated by these two properties.

         The "Other Investments" are comprised primarily of our equity in earnings from four limited partnerships, for which we held an approximate consistent level of equity interest throughout 2006 and the first three months of 2007. The Company formed these limited partnerships during the 1980's. We are the general partner in each limited partnership, and manage each of these facilities for a management fee that is included in "Ancillary Operations." The limited partners consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

         Our future earnings with respect to the "Other Investments" will be dependent upon the operating results of the 22 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 5 to our condensed consolidated financial statements for the operating results of these entities for the three months ended March 31, 2007 and 2006.

OTHER INCOME AND EXPENSE ITEMS
------------------------------

         INTEREST AND OTHER INCOME: Interest and other income was $2,125,000 and $5,075,000 for the three months ended March 31, 2007 and 2006, respectively. This decrease is due to lower average cash balances, partially offset by higher interest rates on invested cash balances as compared to the same period in 2006.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $176,481,000 and $50,028,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in depreciation and amortization for the three months ended March 31, 2007, as compared to the same period in 2006 is due primarily to $85,784,000 in amortization expense recorded during the three months ended March 31, 2007 on the intangible assets, which we acquired in the Shurgard merger. These intangible assets were valued in our purchase accounting analysis at $565,341,000 and are being amortized relative to the expected future benefit of the tenants in place to each period, with the land lease intangibles being amortized relative to the benefit of the below-market lease. Amortization is expected to be approximately $69,200,000 in the second quarter of 2007, $51,600,000 in the third quarter of 2007 and $36,700,000 in the fourth quarter of 2007.

         The remainder of the increase in depreciation and amortization for the three months ended March 31, 2007 as compared to the same period in 2006 is due primarily to buildings acquired in the Shurgard merger and to our newly developed and acquired facilities. See Notes 2 and 3 to our condensed consolidated financial statements for further discussion of the Shurgard merger and the acquisition of tangible and intangible assets.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $16,516,000 and $6,779,000 for the three months ended March 31, 2007 and 2006, respectively. General and administrative expense principally consists of state income taxes, investor relations expenses and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance and stock-based compensation, and product research and development expenditures.

         A portion of our increase in general and administrative expense is due to certain significant nonrecurring factors, including a) additional expenses incurred in connection with the merger with Shurgard totaling approximately $4.0 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively and b) certain additional nonrecurring expenses, including legal fees associated with the debt retirement in Europe, our redomestication as a Maryland REIT, and European joint venture arbitration costs.

         We expect that for the remainder of 2007, general and administrative expense will be approximately $30 million to $35 million. This includes additional merger related expenses of approximately $2 million and a variety of integration and repositioning expenses.

         INTEREST EXPENSE: Interest expense was $16,808,000 for the three months ended March 31, 2007, as compared to $1,557,000, for the same period in 2006. Interest capitalized during the three months ended March 31, 2007, was $741,000, compared to $716,000 for the same period in 2006. The increase in interest expense is primarily due to $14,805,000 in interest incurred on the debt and other obligations we assumed in the Shurgard merger, as well as $727,000 of interest on borrowings against our line of credit. These amounts are partially offset by a decrease of $256,000 in interest expense due to lower balances on our outstanding notes. See also Notes 6, 7 and 8 to our condensed consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

         During the three months ended March 31, 2007, we paid $96,000 related to interest rate and currency swaps acquired in the Shurgard merger. We have included this $96,000 as a reduction of income on derivatives, net on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2007. See discussion below under Income from Derivatives, Net.

         FOREIGN EXCHANGE GAIN: Our foreign exchange gain is primarily related to intercompany balances between our European subsidiaries and our United States operations. When such intercompany balances are expected to settle in the foreseeable future, changes in exchange rates are recorded in income in the period in which the change occurs. For the three months ended March 31, 2007, we recorded foreign currency exchange gains of $5,040,000 on our condensed consolidated statement of income, driven primarily by the weakening of the US dollar relative to the Euro at March 31, 2007 as compared to December 31, 2006. Future foreign exchange gains will be dependent primarily upon the movement of the Euro relative to the US Dollar, and the level of our intercompany debt. At March 31, 2007 our European subsidiaries had intercompany balances payable to our United States operations totaling approximately $531 million.

         HURRICANE CASUALTY GAIN: Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During the first quarter of 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of such contingent proceeds relating to hurricanes which occurred in 2005.

         EXPENSE FROM DERIVATIVES, NET: This represents a net loss as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 combined with net payments from derivative instruments. The loss of $762,000 for the three months ended March 31, 2007 is primarily due to losses of $666,000 in changes in value of our interest rate swaps and currency forward contracts on the euro that do not qualify for hedge accounting combined with payments of $96,000 relative to certain interest rate swaps and foreign currency exchange derivatives acquired in the Shurgard merger as described under Note 3 to our condensed consolidated financial statements.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three months ended March 31, 2007 and 2006:

                                                 Three Months Ended
                                                    March 31,
                                              ----------------------
                                                 2007        2006       Change
                                              ------------ --------- -----------
                                                   (Amounts in thousands)
Preferred partnership interests (a).......... $   5,403   $  3,591   $   1,812
Convertible Partnership Units (b)............        (8)       116         (71)
Shurgard U.S. minority interests (c).........       165          -         165
Shurgard European minority interests (d).....    (3,754)         -      (3,754)
Other minority interests (e).................     3,977      3,452         472
                                              ----------- ---------- -----------
    Total minority interests in income....... $   5,783   $  7,159   $  (1,376)
                                              =========== ========== ===========

(a) On May 9, 2006, one of our Consolidated Entities issued $100,000,000 of its 7.25% Series J Preferred Partnership Units. Accordingly, ongoing distributions with respect to preferred partnershjp interest have increased.

(b) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 10 to our condensed consolidated financial statements).

(c) These amounts reflect income allocated to minority interests in entities we acquired in the merger with Shurgard, and include $208,000 in depreciation in the three months ended March 31, 2007.

(d) These amounts reflect income allocated to our minority partner's 80% interest in the European joint ventures, First Shurgard and Second Shurgard. These amounts are negative because the related joint ventures operations are at a loss position. Included in these minority interest amounts is $2,833,000 for the three months ended March 31, 2007 in depreciation, $3,446,000 in interest expense, and $606,000 in minority interest in income from derivatives and foreign exchange.

(e) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three months ended March 31, 2007 and 2006. Included in minority interest in income is $167,000 in depreciation expense for the three months ended March 31, 2007, respectively, as compared to $162,000 for the same periods in 2006.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2006 and the three months ended March 31, 2007, comprised of investments in the Consolidated Entities described in Note 10 to our condensed consolidated financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

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


                                                                       Three Months Ended March 31,
                                                                   --------------------------------
                                                                        2007              2006
                                                                   ---------------- ---------------
                                                                          (Amounts in thousands)
Net cash provided by operating activities(a)....................    $    200,944     $   162,833

Distributions to minority interest (Preferred Units)............          (5,403)         (3,591)
Distributions to minority interest (common equity)..............          (5,501)         (3,712)
                                                                   ---------------- ---------------
Cash from operations allocable to our shareholders..............         190,040         155,530
Capital improvements to maintain our facilities.................          (8,307)         (8,379)
                                                                   ---------------- ---------------
 Remaining operating cash flow available for distributions to
 our shareholders...............................................         181,733         147,151

Distributions paid:
  Preferred stock dividends.....................................         (58,776)        (46,615)
  Equity Stock, Series A dividends..............................          (5,356)         (5,356)
  Distributions to Common shareholders..........................         (84,993)        (64,298)
                                                                   ---------------- ---------------
Cash available for principal payments on debt and reinvestment (b)  $     32,608     $    30,882
                                                                   ================ ===============

(a) Represents net cash provided from operating activities as presented on our March 31, 2007 Condensed Consolidated Statements of Cash Flows.

(b) Cash available for principal payments on debt and and reinvestment is net of approximately $35,930,000 and $10,644,000, respectively, in reductions to cash flow provided from operations, for the three months ended March 31, 2007 and 2006. These amounts are presented as "other operating activities" on our statement of cash flows, primarily representing changes in other assets and other liabilities. The amount for the quarter is not necessarily indicative of the amounts to be expected for the full year. For example, while in the first quarter of 2006, these cash flows were a reduction of $10,644,000, for the full year 2006, the related cash flows were a reduction of $633,000.

         Cash available for principal payments on debt and reinvestment increased from $30.9 million in the three months ended March 31, 2006 to $32.6 million in the three months ended March 31, 2007 principally due to improved operations from our Same Store group of facilities, continued growth in operations from our newly developed and recently expanded facilities, as well as continued growth in our recently acquired self-storage facilities included the facilities acquired in the merger with Shurgard, offset by changes in other assets and liabilities that represented a reduction in operating cash flow of $35,930,000 and $10,644,000, respectively, for the quarter ending March 31, 2007 and 2006.

         Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies and debt obligations with
(i) cash on hand at March 31, 2007, (ii) internally generated retained cash flows and (iii) proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity.

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

         On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings, letters of credit and foreign currency borrowings in Euros or British pounds of $300 million. Amounts drawn under the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at March 31, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at March 31, 2007). Outstanding borrowings on our revolving line of credit totaled $132 million and $100 million at March 31, 2007 and May 8, 2007, respectively. Our previous revolving line of credit with an aggregate limit of $200 million matured on April 1, 2007. We had no outstanding borrowings on the previous credit facility at March 31, 2007.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at March 31, 2007.

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

         On January 9, 2007, we issued our 6.625% Series M Preferred Stock for gross proceeds of $500 million. On January 18, 2007, we redeemed our 7.625% Series T Cumulative Preferred Stock totaling $152.2 million and on February 19, 2007, we redeemed our 7.625% Series U Cumulative Preferred Stock totaling $150.0 million. These redemptions were funded with cash on hand and funds raised through the issuance of our Series M preferred stock. We currently have approximately $172.5 million of additional preferred securities that become redeemable at our option during the remainder of 2007. We believe that our size and financial flexibility enables us to access capital when appropriate

         From time-to-time, we may raise additional capital primarily through the issuance of lower rate preferred securities, in advance of the redemption dates to ensure that we have available funds to redeem these securities. The timing and our ability to issue additional preferred securities are dependent on many factors. There is no assurance that we will be able to raise the necessary capital and at appropriate rates to redeem these securities.

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

         We estimate the distribution requirement with respect to our Preferred Stock outstanding at March 31, 2007 to be approximately $229.3 million per year. We estimate that the annual distribution requirement with respect to the preferred partnership units outstanding at March 31, 2007, to be approximately $21.6 million per year.

         During the three months ended March 31, 2007, we paid dividends totaling $84,993,000 ($0.50 per common share) to the holders of our common stock. Based upon shares outstanding at May 7, 2007 and a quarterly distribution of $0.50 per share, which was declared by the Board of Directors on May 3, 2007 and payable on June 28, 2007, to shareholders of record as of June 15, 2007, we estimate a dividend payment with respect to our common stock of approximately $85.0 million for the second quarter of 2007.

         During each of the three months ended March 31, 2007 and 2006, we paid cash dividends totaling $5,356,000 to the holders of our Equity Stock, Series A. With respect to the depositary shares of Equity Stock, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common stock or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our Common Stock either as to dividends or in liquidation. With respect to the Equity Stock, Series A outstanding at March 31, 2007, we estimate the total regular distribution for the second quarter of 2007 to be approximately $5.4 million.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2007, we have budgeted approximately $65 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the three months ended March 31, 2007, we incurred capital improvements of approximately $8,307,000. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities.

         DEBT SERVICE REQUIREMENTS: At March 31, 2007, we have total outstanding debt of approximately $1.2 billion. We do not believe we have any significant refinancing risks with respect to our debt.

         In connection with the Shurgard merger, we assumed approximately $2.0 billion of debt from Shurgard and its affiliates. On January 2, 2007, we retired approximately $429 million of debt assumed from Shurgard that was secured by substantially all of our wholly-owned facilities in Europe.

         On April 25, 2007, the 7.625% stated rate domestic unsecured notes payable that we assumed in connection with the merger with Shurgard matured and we repaid approximately $51,900,000 in outstanding principal and interest on these notes.

         Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2007, we have domestic mortgage debt outstanding of $256.6 million, which encumbers 97 self-storage facilities with an aggregate net book value of approximately $646 million. In Europe, mortgage debt at March 31, 2007 totaled $305.3 million and encumbers 65 facilities, owned by consolidated joint ventures, with an aggregate net book value of approximately $469 million at March 31, 2007.

         We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. See Notes 7 and 8 to our condensed consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2007, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

         At March 31, 2007, we have a development "pipeline" of 48 projects in the U.S. and seven projects in Europe, consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At March 31, 2007, we have acquired the land for all of these projects.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $189.3 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY
AS OF MARCH 31, 2007

                                          Number of   Net rentable     Total estimated        Costs incurred
                                          projects       sq. ft.       development costs     through 03/31/07     Costs to complete
                                        ------------  ------------   -------------------    ------------------   -------------------
                                                                     (Amounts in thousands, except number of projects)
U.S. under construction                      9             586        $      55,135         $      29,687         $      25,448
U.S. in development, land acquired          39           1,684              136,508                 7,773               128,735
Europe under construction, land acquired     7             351               74,234                39,132                35,102
                                        ------------  ------------   -------------------    ------------------   -------------------
Total Development Pipeline                  55           2,621        $     265,877         $      76,592         $     189,285
                                        ============  ============   ===================    ==================   ===================


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

CONTRACTUAL OBLIGATIONS

         Our significant contractual obligations at March 31, 2007 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                                Total        2007         2008          2009         2010       2011      Thereafter
                                             -----------  ----------   -----------   ----------   ---------- ----------  -----------
Long-term debt (1) ......................    $1,245,073   $ 100,305    $  252,831     $ 182,975   $ 49,438   $  255,531  $  403,993

Line of credit and other short-term bank
financing (2)............................       133,145     133,145             -             -          -            -           -

Capital leases (3).......................        38,665         465           720           734        681        1,319      34,746

Operating leases (4).....................       262,989      16,153        17,949        14,914     11,252        9,976     192,745

Construction commitments (5).............        60,550      49,230        11,320             -          -            -           -
                                             -----------  ----------   -----------   ----------   ---------- ----------  -----------
Total....................................    $1,740,422   $ 299,298    $  282,820     $ 198,623   $ 61,371   $  266,826  $  631,484
                                             ===========  ==========   ===========   ==========   ========== ==========  ===========

(1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 7 to our condensed consolidated financial statements for additional information on our notes payable. Debt to Joint Venture Partner is not reflected since we have not exercised our option to acquire our partner's interest.

(2) Amounts include borrowings under our $300 million revolving line of credit. See Note 6 to our condensed consolidated financial statements for additional information on our line of credit and other short-term bank financing.

(3) This line item reflects amounts due on five European properties with commitments extending to April 2052 that we assumed in the merger with Shurgard.

(4) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

(5) Includes obligations for facilities currently under construction at March 31, 2007 as described above under "Acquisition and Development of Real Estate Facilities."

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). As described more fully in Note 8 to our March 31, 2007 condensed consolidated financial statements, our partner's equity contributions with respect to certain transactions are classified as debt under the caption "Debt to Joint Venture Partner" in our condensed consolidated balance sheets. At March 31, 2007, our Debt to Joint Venture Partner was $37,304,000. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. We have not included our Debt to Joint Venture Partner as a contractual obligation in the table above, since we only have the right, rather than a contractual obligation, to acquire our partner's interest.

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2007 we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

         Stock Repurchase Program: Our Board of Directors has authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. During 2004, we repurchased 445,700 shares for approximately $20.3 million. During 2005, we repurchased 84,000 shares for approximately $5.0 million. During 2006, we did not repurchase any shares. From the inception of the repurchase program through March 31, 2007, we have repurchased a total of 22,201,720 shares of common stock at an aggregate cost of approximately $567.2 million.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common stock or preferred stock. At March 31, 2007, our debt as a percentage of total shareholders' equity (based on book values) was 13.9%.

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

         Our market risk sensitive instruments include notes payable, which totaled $1,032,056,000 at March 31, 2007.

         We are exposed to changes in interest rates primarily from the floating rate debt arrangements we acquired in the merger with Shurgard.

         We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the U.S. to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. The aggregate book value of our real estate and intangibles was approximately $1.5 billion at March 31, 2007. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which Shurgard had exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom.

         The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year (based on relevant LIBOR of 5.26% and a EURIBOR of 3.87% at March 31, 2007 and the applicable forward curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at March 31, 2007 (dollar amounts in thousands).


                                      2007           2008         2009             2010          2011
                                 ------------   ------------  -------------   -------------   ----------
Fixed rate debt................  $  58,887       $ 30,876      $   12,568      $   14,672      $228,365
Average interest rate..........      6.52%          6.37%           6.01%           6.10%         5.83%
----------------------------------------------------------------------------------------------------------

Variable rate debt (1).........  $ 132,000       $      -      $        -      $        -      $     -
Average interest rate..........      5.67%
----------------------------------------------------------------------------------------------------------
Variable rate debt.............  $     585       $      -      $        -      $        -      $     -
Average interest rate..........      8.00%
----------------------------------------------------------------------------------------------------------
Variable rate EURIBOR debt (2).  $       -       $174,667      $  130,666      $        -      $     -
Average interest rate..........      6.16%          6.16%
----------------------------------------------------------------------------------------------------------
Interest rate swaps
Swap on EURIBOR................  $       -       $    509      $    1,343      $        -      $     -




                                  Thereafter       Total       Fair Value
                                 -------------  ------------ --------------
Fixed rate debt................   $ 374,072      $  719,440     $ 719,440
Average interest rate..........        5.79%
--------------------------------------------------------------------------------

Variable rate debt (1).........   $       -      $  132,000     $ 132,000
Average interest rate..........
--------------------------------------------------------------------------------
Variable rate debt.............   $       -      $      585     $     585
Average interest rate..........
--------------------------------------------------------------------------------
Variable rate EURIBOR debt (2).   $       -      $  305,333     $ 305,333
Average interest rate..........
--------------------------------------------------------------------------------
Interest rate swaps
Swap on EURIBOR................   $       -      $    1,852     $   1,852



(1)  Amounts include borrowings under our line of credit, which expires in 2012.

(2) First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to (euro)271 million ($361.3 million as of March 31, 2007). As of March 31, 2007, the available amount under those credit facilities was in aggregate (euro)42 million ($56.0 million).

         At March 31, 2007, through our merger with Shurgard, we were party to pay-fixed, receive-variable interest rate swaps. The notional amounts, the weighted-average pay rates and the terms of these agreements are summarized as follows:

                                                2007        2008       2009       2010       2011   Thereafter
                                           ------------ ---------- -----------  ---------- -------- ----------
Notional amounts (in millions)...........  $    242.6   $   235.0  $   118.0    $     -    $    -    $    -
Weighted average interest rate...........       3.76%       3.76%      3.73%


         Based on our outstanding variable-rate EURIBOR debt and interest rate swaps at March 31, 2007, a hypothetical increase in the interest rates of 100 basis points would cause the value of our derivative financial instruments to increase by $3.6 million. Conversely, a hypothetical decrease in the interest rates of 100 basis points would cause the value of our derivative financial instruments to decrease by $3.8 million.

         On January 2, 2007, we prepaid the (euro)325 million collateralized notes ($429 million at December 31, 2006) at our European operations that were otherwise payable in 2011. We also terminated the related European currency and interest rate hedges. Accordingly, the remaining debt in Europe relates to the joint venture properties, in which we have a 20% equity interest, and which are consolidated for financial reporting purposes.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The information set forth under the heading "Legal Matters" in Note 15 to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

 Item 1A.  Risk Factors

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2006, you should consider the following factors in evaluating the Company:

WE ARE SUBJECT TO ADDITIONAL RISKS AS A RESULT OF THE SHURGARD MERGER.

         In addition to the general risks related to real estate described below which may also adversely impact Shurgard's operations, we are also subject to the following risks in connection with the Shurgard merger and completing the integration of Shurgard into our operations.

         We have never undertaken to integrate a company as large as Shurgard or one with overseas operations. To fully realize the anticipated benefits from the merger, we must successfully complete the combination of the businesses of Public Storage and Shurgard in a manner that permits those cost savings to be realized. It is possible that the integration process could result in a decline in occupancy and/or rental rates, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements that adversely affect our ability to maintain relationships with tenants and employees or to achieve the anticipated benefits of the merger.

         We also acquired Shurgard's international operations in Europe. We have limited experience in European operations, which may adversely impact our ability to operate profitably in Europe. In addition, these operations have specific inherent risks, including without limitation the following:

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

         Shurgard also held many of its properties through interests in joint ventures that we acquired and which have additional risks, including risks related to the financial strength, common business goals and strategies and cooperation of the venture partner, as well as the inability to take some actions that may require approval by the venture partner. In addition, Shurgard held substantially all of its real estate investments in Europe indirectly through partnerships and joint venture arrangements. If we are unable to effectively control these indirect investments, there is a risk that our ownership of the joint ventures could cause us to lose our REIT status. These investments also carry the risks that we may not control the legal entity that has title to the real estate, and the risk that these investments may not be easily sold or readily accepted as collateral by our lenders.

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

THE  HUGHES  FAMILY  COULD  CONTROL  US  AND  TAKE  ACTIONS   ADVERSE  TO  OTHER
SHAREHOLDERS.

         At March 31, 2007, B. Wayne Hughes, Chairman of the Board and his family (the "Hughes family") owned approximately 26.7% of our aggregate outstanding shares of common stock. Consequently, the Hughes family could control matters submitted to a vote of our shareholders, including electing directors, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to the other common shareholders.

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

      o    changes in tax, real estate and zoning laws; and

      o    tenant claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 15 under "Insurance and Loss Exposure" to our consolidated financial statements at March 31, 2007.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated most of our revenue for the quarter ended March 31, 2007. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development and fill-up of our properties would reduce our profitability. Since January 1, 2002, through March 31, 2007, we have opened 32 newly developed self-storage facilities. In addition, our development "pipeline" in the United States and Europe at March 31, 2007 consist of 55 projects with total estimated costs of $266 million. We anticipate the development of these 55 projects to be completed in the next two years. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed facilities as a result of competition or other factors would also adversely impact our profitability.

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

         Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PSIC. For the three months ended March 31, 2007 and 2006, PSIC received $188,000 and $259,000 respectively, in reinsurance premiums attributable to the Canadian Facilities. Since PSIC's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 12, 1998, we announced that the Board of Directors (the "Directors") authorized the repurchase from time to time of up to 10,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On subsequent dates the Directors increased the repurchase authorization, the last being April 13, 2001, when the Board of Directors increased the repurchase authorization to 25,000,000 shares. The Company has repurchased a total of 22,201,720 shares of Common Stock under this authorization. The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2007.

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

                               DATED:     May 9, 2007

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

3.44 Amendment to Certificate of Determination of Preferences of 7.625% Cumulative Preferred Stock, Series T and Series U of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 8-K on March 16, 2007 and incorporated herein by reference.

3.45 Certificate of Determination of Preferences of 7.500% Cumulative Preferred Stock, Series V of Public Storage, Inc. Filed with Registrant's Registration Statement Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

3.46 Certificate of Determination of Preferences of 6.500% Cumulative Preferred Stock, Series W of Public Storage, Inc. Filed with Registrant's Registration Statement Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W and incorporated herein by reference.

3.47 Certificate of Determination of Preferences 6.450% Cumulative Preferred Stock, Series X of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X and incorporated herein by reference.

3.48 Certificate of Determination of Preferences of 6.85% Cumulative Preferred Stock, Series Y of Public Storage, Inc. Filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.49 Certificate of Determination of Preferences of 6.250% Cumulative Preferred Stock, Series Z of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z and incorporated herein by reference.

3.50 Certificate of Determination of Preferences of 6.125% Cumulative Preferred Stock, Series A of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A and incorporated herein by reference.

3.51 Certificate of Determination of Preferences of 6.40% Cumulative Preferred Stock, Series NN of Public Storage, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

3.52 Certificate of Determination of Preferences of 7.125% Cumulative Preferred Stock, Series B of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B and incorporated herein by reference.

3.53 Certificate of Determination of Preferences of 6.60% Cumulative Preferred Stock, Series C of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

3.54 Certificate of Determination of Preferences of 6.18% Cumulative Preferred Stock, Series D of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D and incorporated herein by reference.

3.55 Certificate of Determination of Preferences of 6.75% Cumulative Preferred Stock, Series E of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

3.56 Certificate of Determination of Preferences of 6.45% Cumulative Preferred Stock, Series F of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.57 Amendment to Certificate of Determination of Preferences 6.45% Cumulative Preferred Stock, Series F of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

3.58 Certificate of Determination of Preferences of 7.00% Cumulative Preferred Stock, Series G of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.00% Cumulative Preferred Stock, Series G and incorporated herein by reference.

3.59 Certificate of Determination of Preferences of 6.95% Cumulative Preferred Stock, Series H of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.95% Cumulative Preferred Stock, Series H and incorporated herein by reference.

3.60 Certificate of Determination of Preferences of 7.25% Cumulative Preferred Stock, Series I of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.25% Cumulative Preferred Stock, Series I and incorporated herein by reference.

3.61 Certificate of Determination of Preferences of 7.25% Cumulative Preferred Stock, Series J of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.25% Cumulative Preferred Stock, Series J and incorporated herein by reference.

3.62 Certificate of Determination of Preferences of 7.25% Cumulative Preferred Stock, Series K of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.25% Cumulative Preferred Stock, Series K and incorporated herein by reference.

3.63 Certificate of Determination of Preferences of 6.75% Cumulative Preferred Stock, Series L of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series L and incorporated herein by reference.

3.64 Certificate of Determination of Preferences of 6.625% Cumulative Preferred Stock, Series M of Public Storage, Inc. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.625% Cumulative Preferred Stock, Series M and incorporated herein by reference

3.65 Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series G (8.875%), H (8.45%), I (8.625%), J (8%), K (8.25%), L (8.25%), M (8.75%), N (9.5%), O (9.125%) and P
       (8.75%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 22, 2005 and incorporated herein by reference.

3.66 Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series Q (8.60%) and R (8.00%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated October 18, 2006 and incorporated herein by reference.

3.67 Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series S (7.875%). Filed with Registrant's Current Report on Form 8-K dated January 4, 2007 and incorporated herein by reference.

3.68   Revised  Bylaws  of  Storage  Equities,   Inc.  Filed  with  Registrant's
       Registration Statement on Form S-4/A (SEC File No. 33-64971) and incorporated herein by reference.

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

3.80 Amendment to Bylaws of Public Storage, Inc. effective January 1, 2007. Filed with Registrant's Report on Form 8-K filed on December 28, 2006 and incorporated herein by reference.

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

10.13 Credit Agreement by and among Registrant, Wells Fargo Bank, National Association and Wachovia Bank, National Association as co-lead arrangers, and the other financial institutions party thereto, dated March 27, 2007. Filed with Registrant's Current Report on From 8-K on April 2, 2007 and incorporated herein by reference.

10.14 Note Purchase Agreement with respect to $100,000,000 of Senior Notes of Storage Trust Properties, L.P. dated as of January 20, 1997. Filed with Storage Trust Realty's Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 001-13462) and incorporated herein by reference.

10.15 Agreement and Plan of Merger by and among Storage Trust Realty, Registrant and Newco Merger Subsidiary, Inc. dated as of November 12, 1998. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 333-68543) and incorporated herein by reference.

10.16 Amendment No. 1 to Agreement and Plan of Merger by and among Storage Trust Realty, Registrant, Newco Merger Subsidiary, Inc. and STR Merger Subsidiary, Inc. dated as of January 19, 1999. Filed with Registrant's Registration Statement on Form S-4/A (SEC File No. 333-68543) and incorporated herein by reference.

10.17 Deposit Agreement dated as of January 14, 2000 among Registrant, BankBoston, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A. Filed with Registrant's Registration Statement on Form 8-A/A relating to the Depositary Shares Each Representing 1/1,000 of a Share of Equity Stock, Series A and incorporated herein by reference.

10.18 Deposit Agreement dated as of September 30, 2002 among Registrant, Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.500% Cumulative Preferred Stock, Series V and incorporated herein by reference.

10.19 Deposit Agreement dated as of October 6, 2003 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.500% Cumulative Preferred Stock, Series W. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.500%
       Cumulative   Preferred  Stock,   Series  W  and  incorporated  herein  by
       reference.

10.20 Deposit Agreement dated as of November 13, 2003 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series X. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.450%
       Cumulative   Preferred  Stock,   Series  X  and  incorporated  herein  by
       reference.

10.21 Deposit Agreement dated as of March 5, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.250% Cumulative Preferred Stock, Series Z. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.250%
       Cumulative   Preferred  Stock,   Series  Z  and  incorporated  herein  by
       reference.

10.22 Deposit Agreement dated as of March 31, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.125% Cumulative Preferred Stock, Series A. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.125%
       Cumulative   Preferred  Stock,   Series  A  and  incorporated  herein  by
       reference.

10.23 Deposit Agreement dated as of June 30, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 7.125% Cumulative Preferred Stock, Series B. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 7.125%
       Cumulative   Preferred  Stock,   Series  B  and  incorporated  herein  by
       reference.

10.24 Deposit Agreement dated as of September 13, 2004 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.60% Cumulative Preferred Stock, Series C and incorporated herein by reference.

10.25 Deposit Agreement dated as of February 28, 2005 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.18% Cumulative Preferred Stock, Series D and incorporated herein by reference.

10.26 Deposit Agreement dated as of April 27, 2005 among Registrant, Equiserve, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a Share of 6.75% Cumulative Preferred Stock, Series E and incorporated herein by reference.

10.27 Deposit Agreement dated as of August 23, 2005 among Registrant, Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of depositary receipts evidencing Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Registration Statement on Form 8-A relating to Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

10.28 Deposit Agreement dated as of October 3, 2005 among Registrant, Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of depositary receipts evidencing additional Depositary Shares Each Representing 1/1,000 of a Share of 6.45% Cumulative Preferred Stock, Series F. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a
       Share of 6.45% Cumulative Preferred Stock, Series F and incorporated herein by reference.

10.29 Deposit Agreement dated December 12, 2005 among Registrant and Computershare Shareholder Services, Inc., Equiserve Trust Company, N.A. and the holders of the depositary receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.00% Cumulative Preferred Stock, Series G. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a
       Share of 7.00% Cumulative Preferred Stock, Series G and incorporated herein by reference.

10.30 Deposit Agreement dated January 19, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 6.95% Cumulative Preferred Stock, Series H. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.95% Cumulative Preferred Stock, Series H and incorporated herein by reference.

10.31 Amendment to Certificate of Determination of Determination of Preferences of Cumulative Preferred Stock, Series G (8.875%), H (8.45%), I (8.625%), J (8%), K (8.25%), L (8.25%), M (8.75%), N (9.5%), O (9.125%) and P
       (8.75%) of Public Storage, Inc. Filed with Registrant's Current Report on Form 8-K dated November 22, 2005 and incorporated herein by reference.

10.32 Deposit Agreement dated May 3, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.25%
       Cumulative Preferred Stock, Series I. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 7.25% Cumulative Preferred Stock, Series I and incorporated herein by reference.

10.33 Deposit Agreement dated August 8, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 7.25%
       Cumulative Preferred Stock, Series K. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 7.25% Cumulative Preferred Stock, Series K and incorporated herein by reference.

10.34 Deposit Agreement dated October 20, 2006 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 6.75% Cumulative Preferred Stock, Series L. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.75% Cumulative Preferred Stock, Series L and incorporated herein by reference.

10.35 Deposit Agreement dated January 9, 2007 among Registrant and Computershare Trust Company N.A. and the holders of the depository receipts evidencing the Depositary Shares Each Representing 1/1,000 of a share of 6.625% Cumulative Preferred Stock, Series M. Filed with Registrant's Registration Statement on Form 8-A relating to the Depositary Shares Each Representing 1/1,000 of a share of 6.625%
       Cumulative   Preferred  Stock,   Series  M  and  incorporated  herein  by
       reference.

10.36 Senior Credit Agreement dated May 26, 2003, as amended by Amendment Agreements dated July 11, 2003 and December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sarl, First Shurgard Deutschland GmbH, Societe Generale and others. Incorporated by reference to Exhibit
       10.1 filed with the Current Report on Form 8-K dated February 21, 2005 filed by Shurgard Storage Centers, Inc. ("Shurgard").

10.37 Amendment and Waiver Agreement dated February 21, 2005 to the Senior Credit Agreement dated May 26, 2003, as amended as of December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sarl, First Shurgard Deutschland GmbH, Societe Generale and others. Incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K dated February 21, 2005 filed by Shurgard.

10.38 Credit Facility Agreement dated July 12, 2004, between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent. Incorporated by reference to Exhibit 10.43 filed with the Report on Form 10-Q for the quarter ended June 30, 2004 filed by Shurgard.

10.39* Employment  Agreement between  Registrant and B. Wayne Hughes dated as of
       November 16, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.40* Registrant's   1996  Stock  Option  and   Incentive   Plan.   Filed  with
       Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.41* Storage Trust Realty 1994 Share Incentive Plan.  Filed with Storage Trust
       Realty's Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 001-13462) and incorporated herein by reference.

10.42* Storage Trust Realty  Retention  Bonus Plan  effective as of November 12,
       1998. Filed with Registrant's Registration Statement on Form S-4 (SEC File No. 333-68543) and incorporated herein by reference.

10.43* Registrant's 2000  Non-Executive/Non-Director  Stock Option and Incentive
       Plan. Filed with Registrant's Registration Statement on Form S-8 (SEC File No. 333-52400) and incorporated herein by reference.

10.44* Registrant's 2001  Non-Executive/Non-Director  Stock Option and Incentive
       Plan. Filed with Registrant's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.45* Registrant's   2001  Stock  Option  and   Incentive   Plan.   Filed  with
       Registrant's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.46* Form of 2001 Stock Option and Incentive Plan  Non-qualified  Stock Option
       Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.47* Form of  Restricted  Stock Unit  Agreement.  Filed with the  Registrant's
       Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.48* Form of 2001 Stock  Option and  Incentive  Plan Stock  Option  Agreement.
       Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.49* Public Storage,  Inc.  Performance  Based  Compensation  Plan for Covered
       Employees. Filed with Registrant's Current Report on Form 8-K dated May 11, 2005 and incorporated herein by reference.

10.50* Form of Indemnity Agreement. Filed with the Registrant's Annual Report on
       Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

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